Form 10-K
period 2006-09-30
Alberto-Culver CO
filed 2006-12-13
CIK 1368457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED:

SEPTEMBER 30, 2006

-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-32970

ALBERTO-CULVER COMPANY

(Exact name of registrant as specified in its charter)

Delaware	20-5196741
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2525 Armitage Avenue Melrose Park, Illinois	60160
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (708) 450-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒                Accelerated filer  ☐                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes  ☐    No  ☒

The aggregate market value of Alberto-Culver’s (predecessor to New Alberto-Culver, see “Explanatory Note” on page 2) common stock held by non-affiliates (assuming for this purpose only that all directors and executive officers are affiliates) on March 31, 2006, the last business day of Alberto-Culver’s most recently completed second fiscal quarter, was $3.45 billion.

At November 30, 2006, there were 93,687,521 shares of common stock outstanding.

EXPLANATORY NOTE

During the fiscal year ended September 30, 2006, Alberto-Culver Company (Alberto-Culver or the company) consisted of two businesses: Global Consumer Products and Beauty Supply Distribution. On June 19, 2006, Alberto-Culver announced a plan to split Sally Holdings, Inc. (Sally Holdings), a wholly-owned subsidiary of the company, from the consumer products business. Sally Holdings was comprised of the company’s Sally Beauty Supply and Beauty Systems Group segments, which together made up the Beauty Supply Distribution business. Pursuant to an Investment Agreement, on November 16, 2006:

•	The company separated into two publicly-traded companies: the new Alberto-Culver Company (New Alberto-Culver) which owns and operates the consumer products business, and Sally Beauty Holdings, Inc. (New Sally) which owns and operates Sally Holdings’ beauty supply distribution business;

•	CDRS Acquisition LLC (Investor), a limited liability company organized by Clayton, Dubilier & Rice Fund VII, L.P., invested $575 million in New Sally in exchange for an equity interest representing approximately 47.55% of New Sally common stock on a fully diluted basis, and Sally Holdings incurred approximately $1.85 billion of indebtedness; and

•	The company’s shareholders received, for each share of common stock then owned, (i) one share of common stock of New Alberto-Culver, (ii) one share of common stock of New Sally and (iii) a $25.00 per share special cash dividend.

To accomplish the results described above, the parties engaged in a number of transactions including:

•	A holding company merger, after which the company was a direct, wholly-owned subsidiary of New Sally and each share of the company’s common stock converted into one share of New Sally common stock.

•	New Sally using a substantial portion of the proceeds of the investment by Investor and the debt incurrence to pay a $25.00 per share special cash dividend to New Sally shareholders (formerly the company’s shareholders) other than Investor. New Sally then contributed the company to New Alberto-Culver and proceeded to spin off New Alberto-Culver by distributing one share of New Alberto-Culver common stock for each share of New Sally common stock.

Notwithstanding the legal form of the transaction, because of the substance of the transaction, New Alberto-Culver is considered the divesting entity and treated as the “accounting successor” to the company, and New Sally will be considered the “accounting spinnee” for financial reporting purposes in accordance with Emerging Issues Task Force (EITF) Issue No. 02-11, “Accounting for Reverse Spinoffs.”

As used in this Annual Report on Form 10-K, the term “Separation” means the separation of Alberto-Culver into New Alberto-Culver and New Sally involving Clayton, Dubilier & Rice, Inc. (CD&R), which occurred on November 16, 2006.

Unless otherwise noted, the information included in Parts I and III of this Annual Report on Form 10-K relates to New Alberto-Culver, while the financial and other information included in Part II of this Annual Report on Form 10-K generally relates to Alberto-Culver (the accounting predecessor to New Alberto-Culver).

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on management’s current expectations and assessments of risks and uncertainties and reflect various assumptions concerning anticipated results, which may or may not prove to be correct. Some of the factors that could cause actual results to differ materially from estimates or projections contained in such forward-looking statements include: risks inherent in acquisitions, divestitures and strategic alliances; the pattern of brand sales; competition within the relevant product markets; loss of one or more key employees; the effects of a prolonged United States or global economic downturn or recession; changes in costs; the costs and effects of unanticipated legal or administrative proceedings; health epidemics; adverse weather conditions; loss of distributorship rights; sales by unauthorized distributors in New Alberto-Culver’s exclusive markets; and variations in political, economic or other factors such as currency exchange rates, inflation rates, interest rates, tax changes, legal and regulatory changes or other external factors over which New Alberto-Culver has no control. In addition, the following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements with respect to the benefits of the Separation: the risk that the businesses will not be separated cost effectively; disruption from the Separation making it more difficult to maintain relationships with clients, employees or suppliers; and events that negatively affect the intended tax free nature of the portion of the transaction related to the distribution of New Alberto-Culver shares. New Alberto-Culver has no obligation to update any forward-looking statement in this Annual Report on Form 10-K or any incorporated document.

PART I

ITEM 1.	BUSINESS

Description of Business

New Alberto-Culver operates two consumer products divisions: (i) Alberto-Culver Consumer Products Worldwide, which develops, manufactures, distributes and markets branded beauty care products as well as branded food and household products in the United States and more than 100 other countries, and (ii) Cederroth International, which manufactures, markets and distributes beauty and health care products throughout Scandinavia and in Europe. New Alberto-Culver’s consolidated net sales were $1.43 billion, $1.31 billion and $1.19 billion for the years ended September 30, 2006, 2005 and 2004, respectively. Beauty and health care products accounted for approximately 89% of New Alberto-Culver’s consolidated net sales for the years ended September 30, 2006 and 2005 and 88% for the year ended September 30, 2004. Food and household products accounted for approximately 11% of New Alberto-Culver’s consolidated net sales for the years ended September 30, 2006 and 2005 and 12% for the year ended September 30, 2004.

New Alberto-Culver’s major beauty and health care products marketed in the United States include the Alberto VO5, TRESemmé, Nexxus and Consort lines of hair care products, the St. Ives line of skin care products, FDS feminine deodorant sprays and the Soft & Beautiful, Just For Me, Comb-Thru, Motions and TCB lines of ethnic hair care products. Food and household products sold in the United States include Mrs. Dash salt-free seasoning blends, Molly McButter butter flavored sprinkles, SugarTwin sugar substitute, Static Guard anti-static spray and Kleen Guard furniture polish.

In Canada, New Alberto-Culver sells most of the products marketed in the United States along with the Alberto European and Alberto Balsam lines of hair care products.

In the United Kingdom and Europe, New Alberto-Culver sells products such as the Alberto VO5, Advanced Alberto VO5, Alberto Balsam and TRESemmé lines of hair care products and the St. Ives line of skin care products.

In Latin America, the significant products sold by New Alberto-Culver include the Alberto VO5, Alberto Get Set, Antiall and Folicure lines of hair care products, the St. Ives line of skin care products, Veritas soap and deodorant body powder products and Farmaco soap products. New Alberto-Culver’s principal markets in Latin America are Mexico, Puerto Rico and the Caribbean, Argentina and Chile.

Cederroth International, a subsidiary of New Alberto-Culver headquartered in Sweden, manufactures, markets and distributes beauty and health care products throughout Scandinavia and in parts of Europe. Such products include Salve adhesive bandages, Samarin antacids, Seltin salt substitute, Topz cotton buds, Savette wet wipes, Bliw liquid soaps, Date anti-perspirants and cologne for women, Alberto Family Fresh shampoo and shower products, Suketter artificial sweetener, Alberto VO5 hair care products, the St. Ives line of skin care products, HTH and L300 skin care products, Grumme Tvattsapa detergents, Pharbio natural pharmaceuticals and LongoVital herbal multivitamin products. Cederroth also distributes Jordan toothbrushes in Scandinavia. Soraya skin care products are sold in Poland and Eastern Europe.

New Alberto-Culver’s products are also sold in Australia, Asia and Africa.

New Alberto-Culver also performs custom label manufacturing of other companies’ beauty and health care products in the United States and Scandinavia.

For the year ended September 30, 2006, approximately 45.7% of New Alberto-Culver’s net sales were from international operations. As of September 30, 2006, approximately 40.1% of New Alberto-Culver’s identifiable assets were located in international locations.

Product Development and Marketing

Many of New Alberto-Culver’s consumer products are developed in its laboratories. New Alberto-Culver has established global structures for operations and research and development, which are designed to enable it to implement cost-savings initiatives more quickly on a broad scale and to shorten the time that it takes to develop an idea into a market-ready product. New products introduced by New Alberto-Culver are assigned product managers, who guide the products from development to the consumer. The product managers are responsible for the overall marketing plans for the products and coordinate advertising and marketing activities.

New Alberto-Culver allocates a large portion of its revenues to the advertising and marketing of consumer beauty products. Net earnings are materially affected by these expenditures, which are charged against income in the period incurred. New Alberto-Culver regards television as a primary medium for advertising and uses it to conduct extensive network, spot and cable television advertising campaigns. New Alberto-Culver also advertises through other media such as newspapers, magazines, radio and internet, as well as through direct mailings by retailers to their customers. Extensive advertising and marketing are required to build and protect a branded consumer product’s market position. New Alberto-Culver believes there is significant consumer awareness of its major brands and that such awareness is an important factor in its operating results.

Suppliers

New Alberto-Culver manufactures and packages almost all of its products. New Alberto-Culver purchases the raw materials for these products from various suppliers, none of which are individually significant to the business.

Competition

The domestic and international markets for New Alberto-Culver’s branded consumer products are highly competitive and sensitive to changes in consumer preferences and demands. New Alberto-Culver’s competitors range in size from large, highly diversified companies (many of which have substantially greater financial resources than New Alberto-Culver) to small, specialized producers. New Alberto-Culver competes primarily on the basis of providing specific benefits to consumers, marketing (including advertising, promotion, merchandising, packaging and trade customer relations), product quality and price and believes that brand loyalty and consumer acceptance are also important factors to its success.

New Alberto-Culver attempts to differentiate itself from competing brands with innovative product offerings, attractive packaging and focused advertising and promotional efforts. New Alberto-Culver utilizes research and consumer testing to optimize product performance and improve consumer satisfaction with its products. While New Alberto-Culver’s products are often subject to significant price competition, many of New Alberto-Culver’s products are designed to provide consumers with better value for the price compared to competitive brands. In addition, New Alberto-Culver at times uses promotions that effectively reduce the price for some of its products to attract consumers to its brands and products and also to respond to competitive pressures that could harm New Alberto-Culver’s sales and profits.

Distribution

New Alberto-Culver’s sales force and independent brokers sell its retail beauty and health care products and food and household products by calling on retail outlets such as mass merchandisers, supermarkets, drug stores, dollar stores, wholesalers and variety stores. New Alberto-Culver’s sales representatives and brokers sell its ethnic professional hair care products in the United States to mass merchandisers, drug stores and supermarkets and to beauty supply outlets and beauty distributors, who in turn sell to beauty salons, barber shops and beauty schools.

New Alberto-Culver’s consumer products are sold internationally in more than 100 countries, primarily through direct sales by its subsidiaries, independent distributors and licensees. New Alberto-Culver’s foreign operations are subject to risks inherent in transactions involving foreign currencies and political uncertainties.

Employees

In its domestic and foreign operations, New Alberto-Culver had approximately 3,800 employees as of September 30, 2006, consisting of about 1,800 hourly personnel and 2,000 salaried employees. Certain subsidiaries of New Alberto-Culver have union contracts covering production, warehouse, shipping and maintenance personnel. New Alberto-Culver considers relations with its employees to be satisfactory.

Regulation

New Alberto-Culver is subject to the regulations of a number of governmental agencies in the United States and certain foreign countries, including the Food and Drug Administration and the Federal Trade Commission. These regulations have not historically had a material effect on the business of New Alberto-Culver.

Trademarks and Patents

New Alberto-Culver’s trademarks, certain of which are material to its business, are registered or legally protected in the United States, Canada and other countries throughout the world in which products of the company are sold. Although New Alberto-Culver owns patents and has other patent applications pending, its business is not materially dependent upon patents or patent protection.

Availability of Reports

New Alberto-Culver’s Annual Report on Form 10-K, Alberto-Culver’s quarterly reports on Form 10-Q, all current reports on Form 8-K and amendments to such reports, if any, are available without charge, at www.alberto.com, as soon as reasonably possible after they are filed electronically with the Securities and Exchange Commission (SEC). New Alberto-Culver will provide copies of such reports to any person, without charge, upon written request to the Corporate Secretary.

ITEM 1A.	RISK FACTORS

New Alberto-Culver faces intense competition in its markets, and the failure to compete effectively could have an adverse impact on its business, financial condition and results of operations.

New Alberto-Culver faces intense competition from consumer product companies both in the U.S. and in its international markets. Most of New Alberto-Culver’s products compete with other widely advertised brands within each product category. New Alberto-Culver also encounters competition from similar and alternative products, many of which are produced and marketed by major multinational or national concerns. New Alberto-Culver’s products generally compete on the basis of:

•	specific benefits to consumers;

•	marketing (including advertising, promotion, merchandising, packaging and trade customer relations);

•	product quality; and

•	price.

A newly introduced consumer product (whether improved or newly developed) usually encounters intense competition requiring substantial expenditures for advertising and sales promotion. If a product gains consumer acceptance, it normally requires continuing advertising and promotional support to maintain its relative market position. Many of New Alberto-Culver’s competitors are larger and have financial resources greater than those of New Alberto-Culver and may therefore be able to spend more aggressively on advertising and promotional activities and respond more effectively to changing business and economic conditions than New Alberto-Culver. In addition, New Alberto-Culver’s competitors may attempt to gain market share by offering products at prices at or below those typically offered by New Alberto-Culver. Competitive pricing may require New Alberto-Culver to reduce prices and could lead to a reduction in its sales or its profit margins. If New Alberto-Culver is unable to compete effectively, such failure could have an adverse impact on its business, financial condition and results of operations.

New Alberto-Culver depends on a limited number of customers for a large portion of its net sales, and the loss of any of these customers or a material reduction in sales to any of these customers could have an adverse effect on New Alberto-Culver’s business, financial condition and results of operations.

A limited number of customers account for a large percentage of New Alberto-Culver’s net sales. New Alberto-Culver’s largest customer, Wal-Mart Stores, Inc. and its affiliated companies, accounted for approximately 19%, 18% and 17% of its net sales during fiscal years 2006, 2005 and 2004, respectively. During fiscal years 2006, 2005 and 2004, New Alberto-Culver’s five largest customers accounted for approximately 29%, 28% and 27% of its net sales, respectively. New Alberto-Culver expects that a significant portion of its net sales will continue to be derived from a small number of customers and that these percentages may increase if the growth of mass merchandisers continues. As a result, changes in the strategies of New Alberto-Culver’s largest customers, including a reduction in the number of brands they carry or a shift of shelf space to private label products, may harm New Alberto-Culver’s net sales.

In addition, New Alberto-Culver’s business is based primarily upon individual sales orders and New Alberto-Culver rarely enters into long-term contracts with its customers. Accordingly, these customers could reduce their purchasing levels or cease buying products from New Alberto-Culver at any time and for any reason. If New Alberto-Culver loses a significant customer or if sales of its products to a significant customer materially decrease, it could have an adverse effect on New Alberto-Culver’s business, financial condition and results of operations.

The failure of New Alberto-Culver to effectively anticipate and respond to market trends and changes in consumer preferences could adversely affect its business, financial condition and results of operations.

New Alberto-Culver’s continued success depends in large part on its ability to anticipate, gauge and react in a timely and effective manner to changes in consumer spending patterns and preferences for beauty and other consumer products. New Alberto-Culver must continually work to develop, produce and market new products, maintain and enhance the recognition of its brands, achieve a favorable mix of products, and refine its approach as to how and where it markets and sells its products. While New Alberto-Culver devotes considerable effort and resources to shape, analyze and respond to consumer preferences, consumer spending patterns and preferences cannot be predicted with certainty and can change rapidly. If New Alberto-Culver is unable to anticipate and respond to trends in the market for beauty and other consumer products and changing consumer demands, its business, financial condition and results of operations could suffer.

Furthermore, material shifts or decreases in market demand for New Alberto-Culver’s products, including changes in consumer spending patterns and preferences, could result in New Alberto-Culver carrying inventories that are too high or cannot be sold at anticipated prices or increased product returns by its customers. Failure to maintain proper inventory levels or increased product returns by its customers could have an adverse effect on New Alberto-Culver’s business, financial condition and results of operations.

New Alberto-Culver manufactures and packages almost all of its products. New Alberto-Culver purchases from various suppliers the raw materials for these products. The loss of one or more suppliers or a significant disruption or interruption in the supply chain could have an adverse effect on the manufacturing and packaging of New Alberto-Culver’s products.

Price increases in raw materials could harm New Alberto-Culver’s profit margins.

As noted above, New Alberto-Culver manufactures and packages almost all of its products. The principal raw materials used by New Alberto-Culver include essential oils, chemicals, containers and packaging components. Increases in the costs of these or other raw materials used in New Alberto-Culver’s business may adversely affect New Alberto-Culver’s profit margins if it is unable to pass along any higher costs in the form of price increases or otherwise achieve cost efficiencies in manufacturing and distribution.

Large sophisticated customers may take actions that adversely affect New Alberto-Culver’s margins and results of operations.

In recent years, New Alberto-Culver has experienced a consumer trend away from traditional grocery and drug store channels and toward mass merchandisers, which include super centers and club stores. This trend has resulted in the increased size and influence of these mass merchandisers. As these mass merchandisers grow larger and become more sophisticated, they may demand lower pricing, special packaging, or impose other requirements on product suppliers. These business demands may relate to inventory practices, logistics, or other aspects of the customer-supplier relationship. If New Alberto-Culver does not effectively respond to the demands of these mass merchandisers, they could decrease their purchases from New Alberto-Culver, causing New Alberto-Culver’s sales and profitability to decline.

New Alberto-Culver is a holding company with no operations of its own and depends on its subsidiaries for cash.

New Alberto-Culver is a holding company and, following the Separation, does not have any assets or operations other than ownership of its subsidiaries. New Alberto-Culver’s operations are conducted through its subsidiaries and its ability to generate cash to meet its debt service obligations or to pay dividends is highly dependent on the earnings of, and receipt of funds from, its subsidiaries through dividends or intercompany loans. However, none of New Alberto-Culver’s subsidiaries are obligated to make funds available to New Alberto-Culver for payment of dividends or to service its debt.

If New Alberto-Culver is unable to protect its intellectual property rights, specifically its trademarks, its ability to compete could be negatively impacted.

The market for New Alberto-Culver’s products depends to a significant extent upon the value associated with its trademarks and brand names, including “Alberto VO5,” “St. Ives,” “TRESemmé” and “Nexxus.” New Alberto-Culver owns the trademarks and brand name rights used in connection with marketing and distribution of its major products both in the United States and in other countries. Although most of New Alberto-Culver’s material intellectual property is registered in the United States and in certain foreign countries in which it operates, it may not be successful in asserting trademark or brand name protection. In addition, the laws of certain foreign countries may not protect New Alberto-Culver’s intellectual property rights to the same extent as the laws of the United States. The costs required to protect New Alberto-Culver’s trademarks and brand names is expected to continue to be substantial.

New Alberto-Culver’s business is exposed to domestic and foreign currency fluctuations.

New Alberto-Culver’s international sales are generally denominated in foreign currencies, and this revenue could be materially affected by currency fluctuations. Approximately 45.7% of its net sales were from international operations in fiscal year 2006. Its primary exposures are to fluctuations in exchange rates for the United States dollar versus the Swedish krona, the British pound sterling, the Canadian dollar, the Euro, the Australian dollar, the Mexican peso, the Argentine peso, the New Zealand dollar, the Polish zloty and the Danish krone. Changes in currency exchange rates may also affect the relative prices at which New Alberto-Culver and its foreign competitors sell products in the same market. Although New Alberto-Culver occasionally hedges some exposures to changes in foreign currency exchange rates arising in the ordinary course of business, it cannot ensure that foreign currency fluctuations will not have an adverse effect on its business, results of operations and financial condition.

New Alberto-Culver’s ability to conduct business in or import products from international markets may be affected by legal, regulatory, political and economic risks.

Approximately 45.7% of New Alberto-Culver’s net sales were from international operations in fiscal year 2006. New Alberto-Culver’s ability to capitalize on growth in new international markets and to grow or maintain the current level of operations in its existing international markets is subject to risks associated with international operations. These include:

•	unexpected changes in regulatory requirements; and

•	new tariffs or other barriers to some international markets.

New Alberto-Culver is also subject to political and economic risks in connection with its international operations, including:

•	political instability;

•	changes in diplomatic and trade relationships; and

•	economic fluctuations in specific markets.

New Alberto-Culver cannot predict whether quotas, duties, taxes or other similar restrictions will be imposed by the United States, the European Union or other countries upon the import or export of its products in the future, or what effect any of these actions would have on its business, results of operations and financial condition. Changes in regulatory or geopolitical policies and other factors may have an adverse effect on New Alberto-Culver’s business in the future or may require it to modify its current business practices.

Any future acquisitions may expose New Alberto-Culver to additional risks.

New Alberto-Culver frequently reviews acquisition prospects that would complement its current product offerings, increase the size and geographic scope of its operations or otherwise offer growth and operating efficiency opportunities. The financing for any of these acquisitions could dilute the interests of New Alberto-Culver stockholders, result in an increase in its indebtedness or both. Acquisitions may entail numerous risks, including:

•	difficulties in assimilating acquired operations or products, including the loss of key employees from acquired businesses;

•	diversion of management’s attention from New Alberto-Culver’s core business;

•	compliance with foreign regulatory requirements;

•	enforcement of new intellectual property rights;

•	adverse effects on existing business relationships with suppliers and customers;

•	operating inefficiencies and negative impact on profitability;

•	entering markets or product categories in which New Alberto-Culver has limited or no prior experience; and

•	general economic and political conditions, including legal and other barriers to cross-border investment in general, or by United States companies in particular.

New Alberto-Culver’s failure to successfully complete the integration of any acquired business could have an adverse effect on its business, financial condition and results of operations. In addition, there can be no assurance that New Alberto-Culver will be able to identify suitable acquisition candidates or consummate acquisitions on favorable terms.

Product liability claims could adversely affect New Alberto-Culver’s business, financial condition and results of operations.

New Alberto-Culver may be required to pay for losses or injuries purportedly caused by its products. Claims could be based on allegations that, among other things, New Alberto-Culver’s products contain contaminants, provide inadequate instructions regarding their use, or provide inadequate warnings concerning interactions with other substances. Product liability claims could result in negative publicity that could harm New Alberto-Culver’s sales and operating results. In addition, if any of New Alberto-Culver’s products is found to be defective, New Alberto-Culver could be required to recall it, which could result in adverse publicity and significant expenses. Although New Alberto-Culver maintains product liability insurance coverage, potential product liability claims may exceed the amount of insurance coverage or potential product liability claims may be excluded under the terms of the policy.

Environmental matters create potential liability risks.

New Alberto-Culver must comply with various environmental laws and regulations in the jurisdictions in which it operates, including those relating to air emissions, water discharges, the handling and disposal of liquid and solid hazardous wastes and the remediation of contamination associated with the use and disposal of hazardous substances. New Alberto-Culver handles and transports hazardous substances at its plant sites. A release of such chemicals due to accident or an intentional act could result in substantial liability to governmental authorities and/or to third parties. New Alberto-Culver has incurred, and will continue to incur, capital and operating expenditures and other costs in complying with environmental laws and regulations and in providing physical security for its worldwide operations.

New Alberto-Culver may not realize the anticipated benefits from the Separation.

The success of the Separation will depend, in part, on the ability of New Alberto-Culver to realize the anticipated benefits of the Separation. These anticipated benefits include enhanced opportunities to increase brand and product recognition as a result of increased ability of New Alberto-Culver to engage in more aggressive marketing and advertising campaigns as a result of eliminating the difficulties arising from operating two businesses which compete with the customers and suppliers of the other business. In addition, the anticipated benefits include the potential for increased operating earnings of the consumer products business expected to result from allowing each company to focus its attention and resources on its business and customers. New Alberto-Culver can not ensure that these benefits will occur. During the past five fiscal years, New Alberto-Culver experienced significant net sales and earnings growth. There can be no assurance that it will be able to achieve comparable growth in the future.

The Separation may present significant challenges.

There is a significant degree of difficulty and management distraction inherent in the process of separating New Alberto-Culver from New Sally. These difficulties include:

•	the potential difficulty in retaining key officers and personnel of New Alberto-Culver; and

•	preserving customer, distribution, supplier and other important relationships of New Alberto-Culver.

New Alberto-Culver may not cost-effectively separate from New Sally. The failure to do so could have an adverse effect on New Alberto-Culver’s business, financial condition and results of operations.

The process of separating operations could cause an interruption of, or loss of momentum in, the activities of New Alberto-Culver. Members of New Alberto-Culver’s senior management may be required to devote considerable amounts of time to this separation process, which will decrease the time they will have to manage their business, service existing customers, attract new customers and develop new products or strategies. If New Alberto-Culver’s senior management is not able to manage effectively the separation process, or if any significant business activities are interrupted as a result of the separation process, New Alberto-Culver’s business could suffer.

If the distribution of New Alberto-Culver shares as part of the Separation does not constitute a tax-free distribution under Section 355 of the Internal Revenue Code, then New Alberto-Culver or New Sally (pursuant to a tax allocation agreement entered into in connection with the Separation) and Alberto-Culver stockholders may be responsible for payment of significant U.S. federal income taxes.

The completion of the New Alberto-Culver share distribution was conditioned upon the receipt of (i) a private letter ruling from the Internal Revenue Service and (ii) an opinion of Sidley Austin LLP, counsel to Alberto-Culver, in each case, to the effect that the contribution of the company to New Alberto-Culver and the New Alberto-Culver share distribution will qualify as a reorganization under Section 368(a)(1)(D) of the Internal Revenue Code and a distribution eligible for nonrecognition under Sections 355(a) and 361(c) of the Internal Revenue Code. The private letter ruling and the opinion of counsel was based, in part, on assumptions and representations as to factual matters made by, among others, Alberto-Culver, New Sally and representatives of the Lavin family stockholders (Mrs. Carol L. Bernick, Chairman of the New Alberto-Culver Board of Directors, Mr. Leonard H. Lavin, a director of New Alberto-Culver, Mrs. Bernice E. Lavin, wife of Mr. Lavin and mother of Mrs. Bernick, and a partnership and trusts established for the benefit of specified members of the Lavin family), as requested by the Internal Revenue Service or counsel, which, if incorrect, could jeopardize the conclusions reached by the Internal Revenue Service and counsel. The private letter ruling also did not address certain material legal issues that could affect its conclusions, and reserved the right of the Internal Revenue Service to raise such issues upon a subsequent audit. Opinions of counsel neither bind the Internal Revenue Service or any court, nor preclude the Internal Revenue Service from adopting a contrary position.

If the New Alberto-Culver share distribution were not to qualify as a tax-free distribution under Section 355 of the Internal Revenue Code, New Sally, as the successor to Alberto-Culver under the Internal Revenue Code, would recognize a taxable gain equal to the excess of the fair market value of the New Alberto-Culver common stock distributed to the New Sally stockholders over New Sally’s tax basis in the New Alberto-Culver common stock. In addition, each New Sally stockholder who received New Alberto-Culver common stock in the New Alberto-Culver share distribution would generally be treated as receiving a taxable distribution to the extent of earnings and profits of New Sally in an amount equal to the fair market value of the New Alberto-Culver common stock received.

In the event that New Sally recognizes a taxable gain in connection with the New Alberto-Culver share distribution because the New Alberto-Culver share distribution does not qualify as a tax-free distribution under Section 355 of the Internal Revenue Code, the taxable gain recognized by New Sally would result in significant U.S. federal income tax liabilities to New Sally. Under the Internal Revenue Code, New Sally would be primarily liable for these taxes and New Alberto-Culver would be secondarily liable. Under the terms of a tax allocation agreement between New Sally, Sally Holdings, New Alberto-Culver and Alberto-Culver, New Alberto-Culver will generally be required to indemnify New Sally against any such tax liabilities unless such failure results solely from an act of New Sally or its affiliates (including Investor), subject to specified exceptions, after the New Alberto-Culver share distribution.

The distribution of New Alberto-Culver shares may be taxable to New Sally and New Alberto-Culver if there is an acquisition of 50% or more of New Alberto-Culver’s or New Sally’s outstanding common stock.

Even if the New Alberto-Culver share distribution otherwise qualifies as a tax-free distribution under Section 355 of the Internal Revenue Code, the distribution of New Alberto-Culver common stock to New Sally stockholders in connection with the New Alberto-Culver share distribution would result in significant U.S. federal income tax liabilities to New Sally, as the successor to Alberto-Culver under the Internal Revenue Code (but not Alberto-Culver stockholders), if there is an acquisition of stock of New Alberto-Culver or New Sally as part of a plan or series of related transactions that includes the New Alberto-Culver share distribution and that results in an acquisition of 50% or more of New Alberto-Culver or New Sally outstanding common stock.

For purposes of determining whether the distribution of New Alberto-Culver common stock to New Sally stockholders in connection with the New Alberto-Culver share distribution is disqualified as tax-free to New

Sally under the rules described in the preceding paragraph, any acquisitions of the stock of New Alberto-Culver or New Sally within two years before or after the New Alberto-Culver share distribution are presumed to be part of a plan, although the parties may be able to rebut that presumption. For purposes of this test, the investment by Investor will be treated as part of such a plan or series of transactions. Under the terms of the investment agreement, Investor acquired approximately 47.55% of New Sally common stock on a fully diluted basis and 48.0% on a basic shares outstanding method (which is the percentage likely to be used for purposes of this test). Thus, a relatively minor additional change in the ownership of the New Sally common stock could trigger a significant tax liability for New Sally under Section 355 of the Internal Revenue Code (for which New Alberto-Culver may be required to indemnify New Sally under a tax allocation agreement entered into in connection with the Separation).

The process for determining whether a prohibited change in control has occurred under the rules is complex, inherently factual and subject to interpretation of the facts and circumstances of a particular case. If New Alberto-Culver or New Sally does not carefully monitor its compliance with these rules, it might inadvertently cause or permit a prohibited change in the ownership of New Sally or of New Alberto-Culver to occur, thereby triggering New Alberto-Culver’s or New Sally’s respective obligations to indemnify the other pursuant to a tax allocation agreement, which would have a material adverse effect on New Alberto-Culver. New Sally will be primarily liable for these taxes, and there can be no assurance that New Alberto-Culver would be able to fulfill its obligations under the tax allocation agreement if New Alberto-Culver was determined to be responsible for these taxes thereunder. In addition, these mutual indemnity obligations could discourage or prevent a third party from making a proposal to acquire either party.

In the event that New Sally recognizes a taxable gain in connection with the New Alberto-Culver share distribution because of an acquisition of 50% or more of New Alberto-Culver or New Sally outstanding common stock as part of a plan or series of related transactions that includes the New Alberto-Culver share distribution, the taxable gain recognized by New Sally would result in significant U.S. federal income tax liabilities to New Sally. Under the Internal Revenue Code, New Sally would be primarily liable for these taxes and New Alberto-Culver would be secondarily liable pursuant to a tax allocation agreement.

Actions taken by the Lavin family stockholders or by Investor could adversely affect the tax-free nature of the New Alberto-Culver share distribution.

Sales and/or acquisitions by the Lavin family stockholders of New Sally common stock or New Alberto-Culver common stock after completion of the Separation (or stock of Alberto-Culver before the Separation) may adversely affect the tax-free nature of the New Alberto-Culver share distribution. First, with certain exceptions, sales by the Lavin family stockholders of New Sally common stock or New Alberto-Culver common stock at any time after completion of the New Alberto-Culver share distribution might be considered evidence that the New Alberto-Culver share distribution was used principally as a device for the distribution of earnings and profits, particularly if the selling stockholder were found to have an intent to effect such sale at the time of the New Alberto-Culver share distribution. If the Internal Revenue Service successfully asserted that the New Alberto-Culver share distribution was used principally as such a device, the New Alberto-Culver share distribution would not qualify as a tax-free distribution, and thus would be taxable to both New Sally and the New Sally stockholders (as a result of which New Alberto-Culver would be required to indemnify New Sally to the extent required under the tax allocation agreement entered into in connection with the Separation). Second, with certain exceptions, if any of the Lavin family stockholders were to sell an amount of New Sally common stock that it received in the holding company merger (or to acquire additional shares of New Sally common stock) within the two year period following completion of the New Alberto-Culver share distribution, and that amount of stock, if added to the New Sally common stock acquired by Investor (which comprised approximately 48.0% of the New Sally common stock on a basic shares outstanding method), were to equal or exceed 50% of the outstanding common stock of New Sally, as determined under the Internal Revenue Code and applicable Treasury regulations, a deemed acquisition of control of New Sally in connection with the New Alberto-Culver share distribution would be presumed. If this presumption were not successfully rebutted, New Sally would be subject to significant U.S. federal income tax liabilities and New Alberto-Culver would be required to indemnify New Sally to the extent required under the tax allocation agreement entered into in connection with the Separation, which would have a material adverse effect on New Alberto-Culver. Similar principles would apply to sales or acquisitions of Alberto-Culver stock by the Lavin family before the Separation.

Similarly, acquisitions by the Investor or its affiliates of New Sally common stock after completion of the Separation may cause a deemed acquisition of control of New Sally in connection with the New Alberto-Culver share distribution.

As a result of the special cash dividend and New Alberto-Culver share distribution, stockholders of Alberto-Culver may have a tax basis in their shares of New Alberto-Culver common stock and New Sally common stock that is significantly higher than the fair market value of each such share.

Under the rules for taxing dividends under the Internal Revenue Code, the special cash dividend will be taxable to holders of New Sally common stock first as a dividend to the extent paid out of New Sally’s current and accumulated earnings and profits; thereafter as a tax-free return of capital that reduces a stockholder’s tax basis in its New Sally common stock to the extent of such basis; and thereafter as capital gain from the sale or exchange of the New Sally common stock. Any tax basis remaining after application of these rules will be allocated between the New Sally common stock and New Alberto-Culver common stock received in the New Alberto-Culver share distribution in proportion to the fair market value of each.

The special cash dividend will reduce the value of a stockholder’s shares of New Sally common stock. However, because New Sally is expected to have significant earnings and profits at the time of the special cash dividend, a substantial portion of the special cash dividend will be taxable as a dividend and to that extent have no effect on a stockholder’s tax basis in its New Sally common stock. Thus, a stockholder can expect that the value of its New Sally common stock (after giving effect to the distributions) will decline by a greater amount than the amount of reduction of its tax basis, because stock basis will only be reduced by a portion, but not the entire amount, of the dividend. As a result, stockholders of Alberto-Culver who participate in the transaction may have a tax basis in their shares of New Alberto-Culver common stock and New Sally common stock that is significantly higher than the fair market value of each such stock. In particular, persons who have a tax basis in their Alberto-Culver common stock approximately equal to its trading price immediately prior to the Separation can expect this result.

Stockholders who have a tax basis in their shares of New Alberto-Culver common stock and New Sally common stock that is higher than the fair market value of such stock may face adverse tax consequences. Generally, a sale of such stock will generate a capital loss. Under the Internal Revenue Code, capital losses are generally only allowable to the extent of capital gains (or, in the case of an individual, the lower of $3,000 ($1,500 in the case of a married individual filing a separate return) or the excess of such losses over such gains). In particular, a stockholder who acquired Alberto-Culver common stock at a price near its trading price immediately prior to the transaction would recognize taxable income (through the taxation of the dividend) without having recognized any economic income and might not be able to offset the taxable income because of the special rules governing losses.

In addition, a substantial amount of the special cash dividend is expected to constitute an “extraordinary dividend” under the Internal Revenue Code. Under special tax rules relating to extraordinary dividends, any loss on the sale or exchange of New Sally common stock (and possibly New Alberto-Culver common stock) held by individuals will, to the extent of the amount treated as an extraordinary dividend, be long-term capital loss (even if it would otherwise be considered short-term under the general rules), and corporate stockholders that have not held their Alberto-Culver common stock for two years prior to the announcement of the special cash dividend may be required to reduce their basis in the shares by the untaxed portion of the special cash dividend.

The uncertain reporting of the special cash dividend may result in stockholders overpaying income taxes and having to file amended tax returns.

As noted above, the portion of the special cash dividend that will be taxable as a dividend for U.S. federal income tax purposes is dependent on the earnings and profits of New Sally through the close of its taxable year ending September 30, 2007, which is when the special cash dividend was paid. Thus, the amount of the special cash dividend constituting a dividend for such purposes will not be known until after the close of such tax year. Nonetheless, stockholders will be required to reflect the tax consequences of the special cash dividend in their tax returns for their own taxable year that includes the date they actually receive the special cash dividend. For example, since the special cash dividend was received by an individual in calendar year 2006, the individual will be required to report the dividend in the individual’s tax return for 2006, generally due on April 16, 2007 (assuming no extension).

New Sally will be required to send information returns to stockholders reporting the special cash dividend generally by January 31 of the year following payment. Copies of these information returns are also required to be filed with the Internal Revenue Service. At the time New Sally is required to file these information returns, New Sally’s earnings and profits for the relevant period will not be known and, consequently, the amount of the special cash dividend constituting a dividend for U.S. federal income tax purposes will not be known. Treasury Regulations require, in these circumstances, that the entire amount of the special cash dividend be reported by New Sally as a taxable dividend. Because it is expected that the special cash dividend will in fact exceed the earnings and profits of New Sally, the reporting required by the Treasury Regulations will result in an overstatement of the amount of the special cash dividend constituting a taxable dividend.

The Internal Revenue Service has not provided clear guidance on how stockholders should file their tax returns in these circumstances. Stockholders who file their returns based on the information returns supplied by New Sally will overstate the amount of the taxable dividend, which may result in them paying significantly higher taxes than if the final actual amount of the taxable dividend were reflected on their tax returns. Stockholders who file their returns based on an estimate of the amount of the special cash dividend constituting a taxable dividend may face increased audit risk due to the discrepancy between the amount reported to them by New Sally and the amount reflected on their tax returns, and may be liable for interest and penalties if their estimate of tax resulting from the dividend understates the amount of tax ultimately determined to be due.

The portion of the special cash dividend that does not constitute a dividend for tax purposes also affects a stockholder’s tax basis in its New Sally common stock (which basis will be allocated among its New Sally common stock and the New Alberto-Culver common stock received in the New Alberto-Culver share distribution). As a result, until the exact amount of the special cash dividend constituting a taxable dividend is determined, a stockholder will not know with certainty its tax basis in its New Sally common stock and New Alberto-Culver common stock. Thus, stockholders who sell their New Sally common stock or New Alberto-Culver common stock prior to this determination will face the same uncertainty with respect to the gain or loss on the sale as they do with respect to the amount constituting a taxable dividend.

New Alberto-Culver expects that New Sally will provide stockholders with a determination of the portion of the special cash dividend constituting a taxable dividend as soon as practicable after its earnings and profits for the taxable year ending September 30, 2007, which is when the special cash dividend was paid, are determined. However, it is currently expected that this determination may not be made until calendar year 2008, after New Sally’s federal income tax return for its fiscal year ended September 30, 2007 is completed. Thus, since the special cash dividend was paid during calendar year 2006, a calendar year stockholder may need to file an amended tax return for 2006 to reflect the corrected amount of the taxable dividend, and possibly for 2007 (if, for example, such stockholder sold New Sally common stock or New Alberto-Culver common stock in 2007), after New Sally has provided stockholders with an amended information return in calendar year 2008 for the 2006 special cash dividend. Stockholders who report the full amount of the special cash dividend as a dividend must reduce their tax basis by the amount ultimately determined not to constitute a dividend whether or not they amend their originally filed return.

Under U.S. federal bankruptcy laws or comparable provisions of state fraudulent transfer laws, stockholders could be required to return all or a portion of the cash and shares received in the distributions.

If New Sally was insolvent or rendered insolvent as a result of the New Alberto-Culver share distribution or the special cash dividend, or if Sally Holdings was insolvent or rendered insolvent either as a result of the incurrence of the indebtedness or the ultimate dividend/transfer of the proceeds of such indebtedness to New Sally, there is a risk that a creditor (or a creditor representative) of New Sally could bring fraudulent transfer claims to recover all or a portion of the special cash dividend and the New Alberto-Culver common stock received in the New Alberto-Culver share distribution and that the persons receiving such distributions would be required to return all or a portion of such distributions if such claims were successful. New Sally received opinions of a valuation firm with respect to its and its subsidiaries’ solvency at the time it declared the distributions and at the time the distributions were made.

The loss of the assets, revenue, cash flows and results of operations of New Sally will adversely affect the financial position and operations of New Alberto-Culver.

The assets, revenue, cash flows and results of operations of New Sally were included in the consolidated financial statements of Alberto-Culver through November 16, 2006, the closing date for the Separation. After that date, the assets, revenue, cash flows and results of operations of New Sally will no longer be included in the consolidated financial statements of New Alberto-Culver and the financial position and results of operations of New Alberto-Culver will therefore be significantly different than they were prior to completion of the Separation and, following completion of the Separation, New Alberto-Culver will have materially less assets, revenue and cash flows than Alberto-Culver historically had on a consolidated basis. Alberto-Culver’s diversification resulting from operating the consumer products business of New Alberto-Culver alongside the Sally/BSG distribution business of New Sally tended to mitigate financial and operational volatility. The Separation eliminated that diversification and New Alberto-Culver may experience increased volatility in terms of cash flow, operating results, working capital and financing requirements. Following the closing of the Separation, the financial statements of New Alberto-Culver will be different from the financial statements of Alberto-Culver, which are presented in Item 8 of this Annual Report on Form 10-K.

As a separate entity, New Alberto-Culver does not enjoy all of the benefits of scale that Alberto-Culver achieved with the combined consumer products and Sally/BSG distribution businesses.

Historically, Alberto-Culver benefited from the scope and scale of the consumer products and Sally/BSG distribution businesses in certain areas, including, among other things, risk management, employee benefits, regulatory compliance, administrative services and human resources. The loss by New Alberto-Culver of these benefits as a consequence of the Separation could have an adverse effect on New Alberto-Culver’s business, results of operations and financial condition following completion of the Separation. In addition, it is possible that some costs will be greater for the separate company than they were for the combined company due to the loss of volume discounts and the position of being a large customer to service providers and vendors.

The trading price and trading volume of New Alberto-Culver common stock may be more volatile following completion of the Separation.

New Alberto-Culver cannot predict how investors in New Alberto-Culver common stock will behave after completion of the Separation. The trading price for shares of common stock of New Alberto-Culver following completion of the Separation may be more volatile than the trading price of shares of Alberto-Culver common stock before completion of the Separation. The trading price of shares of New Alberto-Culver’s common stock could fluctuate significantly for many reasons, including the risks identified in this Annual Report on Form 10-K, selling by existing holders of Alberto-Culver common stock who decide that they do not want to hold some or all of their New Alberto-Culver securities after the completion of the transaction, or reasons unrelated to New Alberto-Culver’s performance. In addition, New Alberto-Culver’s common stock was removed from the S&P 500 Index and placed into the S&P Midcap 400 Index, which could ultimately result in reduced trading volume relative to the historical trading volume of Alberto-Culver, which was included in the S&P 500 Index. These factors and other factors beyond New Alberto-Culver’s control may result in reduced trading volume and/or increased volatility in New Alberto-Culver’s common stock and/or short- or long-term reductions in the value of New Alberto-Culver securities.

Any financing New Alberto-Culver obtains in the future could involve higher costs than it would have prior to the Separation.

Following completion of the Separation, any financing that New Alberto-Culver obtains will be with the support of a reduced pool of diversified assets and therefore New Alberto-Culver may not be able to secure adequate debt or equity financing on desirable terms. The cost to New Alberto-Culver of financing without New Sally may be materially higher than the historical cost of financing of Alberto-Culver prior to the Separation. New Alberto-Culver has been put on negative credit watch by Standard & Poor’s and Moody’s in connection with the Separation. If New Alberto-Culver has a credit rating lower than Alberto-Culver’s historical rating, it will be more expensive for it to obtain debt financing than it had been for Alberto-Culver.

The acceleration of vesting of options to purchase shares of Alberto-Culver common stock and restricted shares in connection with the Separation may make it more difficult for New Alberto-Culver to retain key employees.

Alberto-Culver treated the separation transactions as though they constituted a change in control under Alberto-Culver’s equity compensation plans. Accordingly, all outstanding options to purchase shares of Alberto-Culver common stock and all shares of restricted stock vested upon completion of the Separation. The vesting of these options and restricted shares over a period of time was used by Alberto-Culver to provide incentives to employees to remain with Alberto-Culver. The loss of this incentive may make it more difficult for New Alberto-Culver to retain certain key employees.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

New Alberto-Culver’s properties, plants and equipment are maintained in good condition and are suitable and adequate to support the business. The principal properties and their general characteristics are described below:

Location	Type of Facility

Company-Owned Properties:

Melrose Park, Illinois	Corporate Office, Manufacturing, Warehouse
Basingstoke, Hampshire, England	Office
Buenos Aires, Argentina	Office, Manufacturing, Warehouse
Dallas, Texas	Office, Manufacturing, Warehouse
Falun, Sweden	Office, Manufacturing, Warehouse
Minooka, Illinois	Warehouse
Naguabo, Puerto Rico	Manufacturing, Warehouse
Naucalpan de Juarez, Mexico	Office, Manufacturing, Warehouse
Radzymin, Poland	Office, Manufacturing, Warehouse
Swansea, Wales, England	Office, Manufacturing, Warehouse
Toronto, Ontario, Canada	Office, Manufacturing, Warehouse

Leased Properties:

Atlanta, Georgia	Warehouse
Auckland, New Zealand	Office, Warehouse
Carlisle, Pennsylvania	Warehouse
Chatsworth, California	Office, Manufacturing, Warehouse
Goleta, California	Office, Warehouse
Ontario, California	Warehouse
Stockholm, Sweden	Office, Manufacturing, Warehouse

ITEM 3.	LEGAL PROCEEDINGS

New Alberto-Culver is the subject of various pending or threatened legal actions in the ordinary course of its business. There are no legal proceedings pending as of September 30, 2006 that New Alberto-Culver believes could have a material adverse effect on its business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 26, 2006, the sole stockholder of New Alberto-Culver, acting by unanimous written consent, elected the following individuals to the Board of Directors of New Alberto-Culver: Carol L. Bernick, Howard B. Bernick, A. G. Atwater, Jr., James G. Brocksmith, Jr., Jim Edgar, King Harris, Leonard H. Lavin, John A. Miller, Robert H. Rock, Sam J. Susser and William W. Wirtz.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The high and low sales prices of Alberto-Culver’s common stock on the New York Stock Exchange (NYSE) and cash dividends per share in each quarter of fiscal years 2006 and 2005 are as follows:

	Market Price Range*				Cash Dividends Per Share
	2006		2005
	High	Low	High	Low	2006	2005
Common Stock (NYSE Symbol ACV):
First Quarter	$46.69	41.89	48.84	41.61	$.115	.100
Second Quarter	$50.62	42.51	56.31	46.40	.115	.115
Third Quarter	$49.50	44.00	48.38	41.70	.130	.115
Fourth Quarter	$51.44	46.35	47.12	42.17	.130	.115

					$.490	.445

*	All periods presented above were prior to the Separation and therefore the stock price reflected the value of the company prior to the Separation. On November 30, 2006, the closing stock price of New Alberto-Culver’s common stock as reported on the NYSE was $20.07.

Stockholders of record, which excludes a large number of stockholders with shares held in “street name,” totaled 1,348 as of November 30, 2006.

Cash dividends for common stock in fiscal years 2006, 2005 and 2004 were $45.4 million, $40.8 million and $33.5 million, respectively. Following the completion of the Separation, New Alberto-Culver expects to pay a regular quarterly dividend and plans, subject to approval by its board of directors, to announce the next quarterly dividend in late January, 2007.

During the three months ended September 30, 2006, the company acquired 1,255 shares of common stock that were surrendered by employees in connection with the payment of withholding taxes related to restricted stock. These shares are not subject to the company’s stock repurchase program.

The following table summarizes information with respect to purchases made by or on behalf of the company of shares of its common stock during the quarter ended September 30, 2006.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2006	—	—	—	5,000,000
August 1 – August 31, 2006	1,155	$48.499	—	5,000,000
September 1 – September 30, 2006	100	$50.730	—	5,000,000

In April, 2005, the Alberto-Culver board of directors authorized the company to purchase up to 5,000,000 shares of common stock. No shares were purchased under that program as of September 30, 2006.

On November 12, 2006, the board of directors of New Alberto-Culver authorized the purchase of up to 5,000,000 shares of New Alberto-Culver common stock. This authorization replaced the previous authorization to purchase Alberto-Culver common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial information for Alberto-Culver (accounting predecessor to New Alberto-Culver). Notwithstanding the legal form of the transaction which separated the consumer products and beauty supply distribution businesses involving CD&R, which closed November 16, 2006, because of the substance of the transaction, New Alberto-Culver is considered the divesting entity and treated as the “accounting successor” to Alberto-Culver for financial reporting purposes in accordance with EITF Issue No. 02-11, “Accounting for Reverse Spinoffs.” Effective with the closing of the Separation, New Alberto-Culver will report the historical consolidated results of operations (subject to certain adjustments) of New Sally in discontinued operations in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Pursuant to SFAS No. 144, this presentation is not permitted until the accounting period in which the closing of the Separation occurs.

	Year ended September 30,
(In thousands, except per share data)	2006		2005		2004		2003	2002
Operating Results:
Net sales	$3,772,001		3,531,231		3,257,996		2,891,417	2,650,976
Cost of products sold (4)	1,948,889		1,844,383		1,687,366		1,513,786	1,402,503
Interest expense	10,447		10,608		25,744		25,743	26,013
Earnings before provision for income taxes	308,286	(1)	324,463	(2)	212,644	(3)	251,400	211,792
Provision for income taxes	102,965	(1)	113,562	(2)	70,874	(3)	89,247	74,127
Net earnings	205,321	(1)	210,901	(2)	141,770	(3)	162,153	137,665
Net earnings per share (5):
Basic	2.22	(1)	2.31	(2)	1.57	(3)	1.85	1.60
Diluted	2.20	(1)	2.27	(2)	1.54	(3)	1.80	1.55
Weighted Average Shares Outstanding (5):
Basic	92,426		91,451		90,026		87,527	86,070
Diluted	93,485		92,838		91,832		89,957	88,821
Shares Outstanding at Year End (5):
Common Stock	93,239		91,991		90,764		88,460	87,269
Financial Condition:
Current ratio	2.42 to 1		2.22 to 1		2.10 to 1		2.50 to 1	2.14 to 1
Working capital	$837,953		653,694		585,999		699,980	523,770
Cash, cash equivalents and short-term investments	305,950		168,491		201,889		370,148	217,485
Property, plant and equipment, net	354,026		335,400		293,901		264,335	247,850
Total assets	2,582,597		2,302,123		2,058,780		1,945,609	1,729,491
Long-term debt	122,322		124,084		121,246		320,587	320,181
Stockholders’ equity	1,729,781		1,531,622		1,313,706		1,062,129	862,459
Cash dividends	45,379		40,780		33,490		23,746	20,351
Cash dividends per share (5)	.490		.445		.370		.270	.235

(1)	Fiscal year 2006 includes the following non-core items, which reduced earnings before provision for income taxes by $74.7 million, net earnings by $48.6 million and basic and diluted net earnings per share by 53 cents and 52 cents, respectively:

•	Stock option expense recorded in accordance with SFAS No. 123 (R) which reduced earnings before provision for income taxes by $15.9 million, net earnings by $10.3 million and basic and diluted net earnings per share by 11 cents.

•	Fees and expenses related to the terminated spin/merge of Sally Holdings, Inc. with Regis Corporation and the separation of consumer products and Sally/BSG involving Clayton, Dubilier & Rice, Inc.,

which reduced earnings before provision for income taxes by $58.8 million, net earnings by $38.3 million and basic and diluted net earnings per share by 42 cents and 41 cents, respectively.

•	Non-cash charge related to the conversion to one class of common stock which had an immaterial effect on earnings.

(2)	Fiscal year 2005 includes the following non-core items, which reduced earnings before provision for income taxes by $16.0 million, net earnings by $10.4 million and basic and diluted net earnings per share by 11 cents:

•	Non-cash charge related to the conversion to one class of common stock which reduced earnings before provision for income taxes by $14.5 million, net earnings by $9.4 million and basic and diluted net earnings per share by ten cents.

•	Fees and expenses related to the terminated spin/merge of Sally Holdings, Inc. with Regis Corporation which reduced earnings before provision for income taxes by $1.5 million, net earnings by $1.0 million and basic and diluted net earnings per share by one cent.

(3)	Fiscal year 2004 includes the following non-core items, which reduced earnings before provision for income taxes by $88.0 million, net earnings by $53.7 million and basic and diluted net earnings per share by 60 cents and 59 cents, respectively:

•	Non-cash charge related to the conversion to one class of common stock which reduced earnings before provision for income taxes by $85.6 million, net earnings by $55.6 million and basic and diluted net earnings per share by 62 cents and 61 cents, respectively.

•	Gain from the sale of the company's Indola European professional business which increased earnings before provision for income taxes by $10.1 million, net earnings by $5.7 million and basic and diluted net earnings per share by six cents.

•	Charge related to the early redemption of the company's $200 million of 8.25% senior notes which reduced earnings before provision for income taxes by $12.6 million, net earnings by $8.2 million and basic and diluted net earnings per share by nine cents.

•	Tax benefit from the liquidation of certain Indola foreign legal entities which reduced the provision for income taxes by $4.4 million and increased net earnings by $4.4 million and basic and diluted net earnings per share by five cents.

(4)	The company reclassified certain shipping and handling expenses for the Beauty Supply Distribution business from advertising, marketing, selling and administrative expenses to cost of products sold for all periods presented. These costs amounted to $92.5 million, $86.6 million, $76.8 million, $64.5 million and $59.5 million for fiscal years 2006, 2005, 2004, 2003 and 2002, respectively. The reclassifications had no effect on earnings.

(5)	Net earnings per share, shares outstanding and cash dividends per share have been restated to reflect the 3-for-2 stock split in the form of a 50% stock dividend on outstanding shares in February, 2004.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses Alberto-Culver’s (accounting predecessor to New Alberto-Culver) historical financial condition and results of operations. Notwithstanding the legal form of the transaction which separated the consumer products and beauty supply distribution businesses involving CD&R, which closed November 16, 2006, because of the substance of the transaction, New Alberto-Culver is considered the divesting entity and treated as the “accounting successor” to Alberto-Culver for financial reporting purposes in accordance with EITF Issue No. 02-11, “Accounting for Reverse Spinoffs.” Effective with the closing of the Separation, New Alberto-Culver will report the historical consolidated results of operations (subject to certain adjustments) of New Sally in discontinued operations in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Pursuant to SFAS No. 144, this presentation is not permitted until the accounting period in which the closing of the Separation occurs.

Description of Business

During fiscal years 2006, 2005 and 2004, Alberto-Culver Company and its subsidiaries (the company) operated two businesses: Global Consumer Products and Beauty Supply Distribution. The Global Consumer Products business consists of two divisions: (1) Alberto-Culver Consumer Products Worldwide, which develops, manufactures, distributes and markets branded beauty care products as well as branded food and household products in the United States and more than 100 other countries, and (2) Cederroth International, which manufactures, markets and distributes beauty and health care products throughout Scandinavia and in Europe. For reporting purposes, these two divisions are included in the Global Consumer Products segment. The company’s Beauty Supply Distribution business includes two segments: (1) Sally Beauty Supply, a domestic and international chain of cash-and-carry stores offering professional beauty supplies to both salon professionals and retail consumers, and (2) Beauty Systems Group (BSG), a full-service beauty supply distributor offering professional brands directly to salons through its own sales force and professional-only stores in exclusive geographical territories in North America and Europe.

Overview

Non-GAAP Financial Measures

The company’s financial results in fiscal year 2006 were affected by three non-core items: stock option expense recorded in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (R), “Share-Based Payment;” fees and expenses related to the terminated spin/merge of Sally Holdings, Inc. (Sally Holdings) with Regis Corporation (Regis) and the separation of the consumer products and beauty supply distribution businesses involving Clayton, Dubilier & Rice, Inc. (CD&R); and a non-cash charge related to the company’s conversion to one class of common stock. The fees and expenses related to the terminated spin/merge of Sally Holdings with Regis and the non-cash charge from the conversion to one class of common stock also affected fiscal year 2005. The company’s fiscal year 2004 results were affected by the non-cash charge related to the conversion to one class of common stock, along with three additional non-core items: a gain from the sale of the Indola European professional hair care business; a tax benefit from the liquidation of certain Indola foreign legal entities and a charge related to the early redemption of $200 million of 8.25% senior notes.

In the first quarter of fiscal year 2006, the company began recording stock option expense in accordance with SFAS No. 123 (R). As allowed by the statement, the company elected not to restate its previously issued financial statements; therefore, the company’s fiscal year 2006 results are not directly comparable to the results of prior year periods. In addition, the stock option expense had no effect on the operating profits or cash flows of the company’s business segments or the consolidated cash flows of the company. The Sally Holdings transaction costs relate to transactions contemplated by the company rather than the normal ongoing operations of the company’s businesses and had no effect on the operating profits of the company’s business segments. The non-cash charges and the charge associated with the redemption of senior notes relate to changes in the capital structure of the company rather than the normal operations of the company’s core businesses and had no effect on the operating profits or cash flows of the company’s business segments or the consolidated cash flows of the company. The gain on the sale of Indola and the subsequent tax benefit from the liquidation of certain Indola foreign legal entities represent the effects of a specific divestiture transaction rather than the normal ongoing operations of the company’s businesses.

To supplement the company’s financial results presented in accordance with U.S. generally accepted accounting principles (GAAP), “net earnings excluding non-core items,” “basic net earnings per share excluding non-core items” and “diluted net earnings per share excluding non-core items” are disclosed in the “Results of Operations” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A). In addition, the company discloses “organic sales growth” which measures the growth in net sales excluding the effects of foreign exchange rates, acquisitions and a divestiture. These measures are “non-GAAP financial measures” as defined by Regulation G of the Securities and Exchange Commission (SEC). The non-GAAP financial measures are not intended to be, and should not be, considered separately from or as alternatives to the most directly comparable GAAP financial measures of “net earnings,” “basic net earnings per share,” “diluted net earnings per share” and “net sales growth.” These specific non-GAAP financial measures, including the per share measures, are presented in MD&A with the intent of providing greater transparency to supplemental financial information used by management and the company’s board of directors in their financial and operational decision-making. These non-GAAP financial measures are among the primary indicators that management and the board of directors use as a basis for budgeting, making operating and strategic decisions and evaluating performance of the company and management as they provide meaningful supplemental information regarding the normal ongoing operations of the company and its core businesses. In addition, these non-GAAP financial measures are used by management and the board of directors to facilitate internal comparisons to the company’s historical operating results. These amounts are disclosed so that the reader has the same financial data that management uses with the belief that it will assist investors and other readers in making comparisons to the company’s historical operating results and analyzing the underlying performance of the company’s normal ongoing operations for the periods presented. Management believes that the presentation of these non-GAAP financial measures, when considered along with the company’s GAAP financial measures and the reconciliations to the corresponding GAAP financial measures, provides the reader with a more complete understanding of the factors and trends affecting the company than could be obtained absent these disclosures. It is important for the reader to note that the non-GAAP financial measures used by the company may be calculated differently from, and therefore may not be comparable to, similarly titled measures used by other companies. Reconciliations of these measures to their most directly comparable GAAP financial measures are provided in the “Reconciliation of Non-GAAP Financial Measures” section of MD&A and should be carefully evaluated by the reader.

Accounting for Stock-Based Compensation

Effective October 1, 2005, the company adopted SFAS No. 123 (R) using the modified prospective method. Under this method, compensation expense is recognized for new stock option grants beginning in fiscal year 2006 and for the unvested portion of outstanding stock options that were granted prior to the adoption of SFAS No. 123 (R). The company recognizes compensation expense on a straight-line basis over the vesting period or to the date a participant becomes eligible for retirement, if earlier. In accordance with the modified prospective method, the financial statements for prior periods have not been restated. In fiscal year 2006, the company recorded stock option expense that reduced earnings before provision for income taxes by $15.9 million, provision for income taxes by $5.6 million, net earnings by $10.3 million and basic and diluted net earnings per share by 11 cents. The expense recorded in the first quarter of fiscal year 2006 included the immediate expensing of the fair value of stock options granted during the quarter to participants who had already met the definition of retirement under the stock option plans. The net balance sheet effect of recognizing stock option expense increased total stockholders’ equity by $5.6 million in fiscal year 2006 and resulted in the recognition of deferred tax assets of the same amount. The company’s consolidated statement of cash flows for the fiscal year ended September 30, 2006 reflects $1.8 million of excess tax benefits from employee stock option exercises as a financing cash inflow in accordance with the provisions of SFAS No. 123 (R).

As of September 30, 2006, the company had $13.7 million of unrecognized compensation cost related to stock options that was expected to be recorded over a weighted average period of 2.3 years and $3.3 million of unearned compensation related to restricted shares that was expected to be amortized to expense over a weighted average period of 3.4 years. In connection with the closing of the transaction separating the consumer products and beauty supply distribution businesses involving CD&R, the company will record a charge in the first quarter of fiscal year 2007 equal to the amount of future compensation expense that would have been recognized in subsequent periods as the stock options and restricted shares vested over the original vesting periods. The unamortized balance of restricted shares was included in unearned compensation, a separate component of stockholders’ equity, as of September 30, 2005 and was reclassified to additional paid-in capital upon the adoption of SFAS No. 123 (R).

Sally Holdings Transactions

On January 10, 2006, the company entered into an agreement with Regis to merge Sally Holdings, a wholly-owned subsidiary of the company, with Regis in a tax-free transaction. Sally Holdings is comprised of the company’s Sally Beauty Supply and BSG business segments. Pursuant to the terms and conditions of the merger agreement, Sally Holdings was to be spun off to the company’s stockholders by way of a tax-free distribution and, immediately thereafter, combined with Regis in a tax-free stock-for-stock merger.

On April 5, 2006, the company provided notice to Regis that its board of directors had withdrawn its recommendation for shareholders to approve the transaction. Following the company’s notice to Regis, also on April 5, 2006, Regis provided notice to the company that it was terminating the merger agreement effective immediately. In connection with the termination of the merger agreement, the company paid Regis a $50.0 million termination fee on April 10, 2006.

On June 19, 2006, the company announced a plan to split Sally Holdings from the consumer products business. Pursuant to an Investment Agreement, on November 16, 2006, CDRS Acquisition LLC (Investor), a limited liability company organized by Clayton, Dubilier & Rice Fund VII, L.P., paid $575 million to obtain an equity ownership of approximately 47.55% of Sally Beauty Holdings, Inc. (New Sally) and a subsidiary of New Sally incurred approximately $1.85 billion of new debt. As a result of the transaction, the company’s shareholders received, for each share of common stock then owned, (i) one share of common stock of New Alberto-Culver, which owns and operates the company’s consumer products business, (ii) one share of common stock of New Sally, which owns and operates Sally Holdings’ beauty supply distribution business and (iii) a $25.00 per share special cash dividend.

To accomplish the results described above, the parties engaged in a number of transactions including:

•	A holding company merger, after which the company was a direct, wholly-owned subsidiary of New Sally and each share of the company’s common stock converted into one share of New Sally common stock.

•	New Sally using a substantial portion of the proceeds of the investment by Investor and the debt incurrence to pay a $25.00 per share special cash dividend to New Sally shareholders (formerly the company’s shareholders) other than Investor. New Sally then contributed the company to New Alberto-Culver then proceeded to spin off New Alberto-Culver by distributing one share of New Alberto-Culver common stock for each share of New Sally common stock.

Notwithstanding the legal form of the transactions, because of the substance of the transactions, New Alberto-Culver will be considered the divesting entity and treated as the “accounting successor” to the company, and New Sally will be considered the “accounting spinnee” for financial reporting purposes in accordance with Emerging Issues Task Force Issue No. 02-11, “Accounting for Reverse Spinoffs.”

In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the company’s Sally Beauty Supply and BSG business segments will be reported as discontinued

operations beginning in the first quarter of fiscal year 2007. Unless otherwise noted, all information included within MD&A reflects the consolidated Alberto-Culver Company, including Sally Holdings.

In connection with these transactions, the company incurred transaction expenses, primarily the termination fee paid to Regis and legal and investment banking fees, during the fourth quarter of fiscal year 2005 and throughout fiscal year 2006. The total amount of transaction expenses, including the termination fee, was $60.2 million ($39.2 million after taxes), of which approximately $58.8 million ($38.3 million after taxes) was expensed by the company during fiscal year 2006. All expenses incurred related to the Regis transaction, including the termination fee, are expected to be deductible for income tax purposes, while most expenses related to the transaction involving CD&R are not expected to be deductible for income tax purposes.

The company has treated the transaction involving CD&R as though it constitutes a change in control for purposes of the company’s stock option and restricted stock plans. As a result, in accordance with the terms of these plans, all outstanding stock options and restricted shares of the company became fully vested upon completion of the transaction on November 16, 2006. The company will record a charge in the first quarter of fiscal year 2007 of approximately $18.0 million which is equal to the amount of future compensation expense that would have been recognized in subsequent periods as the stock options and restricted shares vested over the original vesting periods. As a result of the transaction, primarily all outstanding stock options held by employees of Sally Holdings were converted into options to purchase shares of New Sally common stock. All other outstanding stock options were converted into options to purchase New Alberto-Culver common stock.

In accordance with the Investment Agreement, upon the closing of the transaction, New Sally paid (i) all of Investor’s transaction expenses and a transaction fee in the amount of $30 million to CD&R and (ii) $20 million covering certain of the combined transaction expenses of Sally Holdings and the company and certain other expenses of the company. The transaction expenses of the company including Sally Holdings’ portion, were expensed by the company as incurred through the date of completion of the transaction.

In addition, in connection with the completion of the transaction, Howard B. Bernick, Chief Executive Officer and President of Alberto-Culver Company, and Michael H. Renzulli, Chairman of Sally Holdings, will terminate their employment with the company and receive certain benefits primarily consisting of combined lump sum cash payments totaling $14.0 million. The company will expense the $14.0 million related to these cash payments and any other benefits in the first quarter of fiscal year 2007.

Non-Cash Charge

On October 22, 2003, the board of directors approved the conversion of all of the issued shares of Class A common stock into Class B common stock on a one share-for-one share basis in accordance with the terms of the company’s certificate of incorporation. The conversion became effective after the close of business on November 5, 2003. Following the conversion, all outstanding options to purchase shares of Class A common stock became options to purchase an equal number of shares of Class B common stock. On January 22, 2004, all shares of Class B common stock were redesignated as common stock. The single class of common stock trades on the New York Stock Exchange under the symbol “ACV.”

Prior to the adoption of SFAS No. 123 (R), the company accounted for stock compensation expense in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” which required the company to recognize a non-cash charge from the remeasurement of the intrinsic value of all Class A stock options outstanding on the conversion date. A portion of this non-cash charge was recognized on the conversion date for vested stock options and the remaining non-cash charges related to unvested stock options and restricted shares were being recognized over the remaining vesting periods. As a result, the company recorded non-cash charges against pre-tax earnings of $100.1 million, of which $85.6 million ($55.6 million after taxes) was recognized in fiscal year 2004 and $14.5 million ($9.4 million after taxes) was recognized in fiscal year 2005. The non-cash charges reduced earnings before provision for income taxes, provision for income taxes, net earnings and basic and diluted net earnings per share. The net balance sheet effect of the options remeasurement increased total stockholders’ equity by $30.0 million in fiscal year 2004 and $5.1 million in fiscal year 2005, and resulted in the recognition of deferred tax assets of the same amounts. Due to the adoption of SFAS No. 123 (R) effective October 1, 2005, the amount of the non-cash charge affecting fiscal year 2006 was approximately $4,000. The non-cash charge had no effect on the operating profits or cash flows of the company’s business segments or the consolidated cash flows of the company.

Sale of Indola

In June, 2004, the company sold its Indola European professional hair care business. As a result of the sale, the company recorded a $10.1 million gain ($5.7 million after taxes) or six cents per basic and diluted net earnings per share in fiscal year 2004. In September, 2004, the company completed the liquidation of two foreign legal entities related to the divested Indola business and, as a result, recognized a tax benefit of $4.4 million or five cents per basic and diluted net earnings per share in fiscal year 2004.

Redemption of Senior Notes

In September, 2004, the company redeemed $200 million of 8.25% senior notes due November 1, 2005 under the redemption provisions of the notes. In connection with the buyback, the company recorded a pre-tax charge in fiscal year 2004 of $12.6 million ($8.2 million after taxes) or nine cents per basic and diluted net earnings per share consisting primarily of a make-whole premium. As part of the redemption, the company also paid $6.1 million of interest accrued through the redemption date that was originally scheduled to be paid in fiscal year 2005.

Reclassification

During the second quarter of fiscal year 2006, the company determined that certain of the Beauty Supply Distribution business’ warehousing and distribution costs previously classified in the consolidated statements of earnings as components of advertising, marketing, selling and administrative expenses should be classified as cost of products sold to be consistent with the company’s policy of capitalizing these costs in inventory. As a result, the company reclassified expenses related to purchasing costs, freight from distribution centers to the stores and handling costs in the distribution centers for all periods presented. These costs amounted to $92.5 million, $86.6 million and $76.8 million for fiscal years 2006, 2005 and 2004, respectively. The reclassifications had no effect on earnings.

Stock Split

On January 21, 2004, the board of directors approved a 3-for-2 stock split in the form of a 50% stock dividend. The additional shares were distributed February 20, 2004 to shareholders of record at the close of business on February 2, 2004. The stock dividend was distributed on outstanding shares, but not on shares held in the treasury. All share and per share information in this report, except for treasury shares, has been restated to reflect the 50% stock dividend.

Lease Accounting Adjustment

In February, 2005, the SEC issued a letter expressing its interpretations of certain lease accounting issues relating to the amortization of leasehold improvements, the recognition of rent expense when leases have rent holidays and allowances received by tenants for leasehold improvements. As a result of a review of its historical lease accounting practices, the company found some deviations to these interpretations and recorded a pre-tax, non-cash charge in the second quarter of fiscal year 2005 of $2.5 million ($1.6 million after tax) which reduced basic and diluted net earnings per share by two cents. In addition, net fixed assets were increased by $2.0 million and other liabilities were increased by $4.5 million.

Relationships with Suppliers

Most of the net sales of the company’s Sally Beauty Supply and BSG business segments (Sally/BSG) are generated through retail stores with respect to the Sally Beauty Supply business and both professional only stores and professional distribution sales consultants with respect to the BSG business. In addition, BSG has a number of franchisees located primarily in the south and southwestern portions of the United States and in Mexico, which buy products directly from BSG for resale in their assigned territories. A very small percentage of sales are generated through subdistributors (primarily in Europe), which also buy products directly from BSG for resale in their assigned territories. Sally/BSG and its suppliers are dependent on each other for the distribution of beauty products. As is typical in distribution businesses, these relationships are subject to change from time to time (including the expansion or loss of distribution rights in various geographies and the addition or loss of products lines). Changes in Sally/BSG’s relationships with suppliers occur often, and could positively or negatively impact the net sales and operating profits of Sally/BSG. For example, as previously disclosed, net sales and operating profits of Sally/BSG were negatively affected in fiscal year 2005 by the decision of certain suppliers of the BSG business to begin selling their products directly to salons in most markets. Subsequently, in fiscal year 2006 one of those suppliers agreed to have BSG, once again, sell its product lines in BSG stores. Currently, BSG is in discussions with a principal supplier of Sally/BSG regarding one BSG division within the United States, and these discussions could result in limitations for the product lines of that supplier. At this time, the company cannot predict what changes to the relationship between BSG and this supplier may eventually occur or what effect, if any, these discussions will have on the operating results of Sally/BSG after fiscal year 2006, though if such negotiations are not resolved favorably to Sally/BSG, there could be a negative effect on operating results for fiscal year 2007 and possibly beyond.

Sally/BSG believes that it can be successful in mitigating negative effects resulting from unfavorable changes in the relationships between Sally/BSG and its suppliers through the development of new or expanded supplier relationships. For example, BSG is currently in the process of opening stores in certain areas of Florida for the first time as the result of acquiring a company in June, 2006 which holds the rights to sell an important supplier’s products in portions of Florida. In addition, Sally/BSG is (i) negotiating with various suppliers to add new product lines or expand existing product lines, (ii) adding additional product lines to the new BSG stores being opened in Florida and (iii) beginning to sell certain product lines in Michigan for the first time for its BSG operations.

Results of Operations

Comparison of the Years Ended September 30, 2006 and 2005

Fiscal year 2006 marked the company’s fifteenth consecutive year of record sales and record net earnings excluding non-core items. Net sales for the year ended September 30, 2006 were $3.77 billion, an increase of 6.8% over the prior year. Foreign exchange rates decreased fiscal year 2006 sales by 0.2%. Organic sales, which exclude the effects of foreign exchange rates, acquisitions and a divestiture, grew 5.9% in fiscal year 2006. Organic sales growth for fiscal year 2006 includes the effect of net sales related to the launch of Nexxus into retail channels in the U.S.

Net earnings of $205.3 million in 2006 decreased 2.6% from the prior year’s net earnings of $210.9 million. Basic net earnings per share of $2.22 in fiscal year 2006 were 9 cents or 3.9% lower than 2005. Diluted net earnings per share decreased 3.1% to $2.20 in fiscal year 2006 from $2.27 in fiscal year 2005. Non-core items reduced net earnings by $48.6 million, basic net earnings per share by 53 cents and diluted net earnings per share by 52 cents in fiscal year 2006. Non-core items also reduced net earnings by $10.4 million and basic and diluted net earnings per share by 11 cents in fiscal year 2005.

Excluding non-core items, net earnings were $254.0 million in 2006 or 14.8% higher than the prior year’s net earnings of $221.3 million. Basic net earnings per share excluding non-core items were $2.75 in fiscal year 2006, which was 33 cents or 13.6% higher than fiscal year 2005. Diluted net earnings per share excluding non-core items increased 14.3% to $2.72 from $2.38 in fiscal year 2005.

Sales of Global Consumer Products in fiscal year 2006 increased 9.4% to $1.43 billion from $1.31 billion in 2005. The 2006 sales increase was principally due to the launch of Nexxus into retail channels (7.5%) and higher sales of TRESemmé shampoos, conditioners and styling products (5.1%), primarily in the U.S. The sales increase in fiscal year 2006 was partially offset by lower sales of Alberto VO5 shampoos and conditioners (1.9%) and St. Ives products (0.9%) and the effect of foreign exchange rates, which decreased sales by 0.8%.

Sales of the Beauty Supply Distribution business, composed of Sally Beauty Supply and BSG, were $2.37 billion in 2006 and $2.25 billion in 2005, representing an increase of 5.3%.

Sales of Sally Beauty Supply increased to $1.42 billion in fiscal year 2006 compared to $1.36 billion in 2005. The sales increase of 4.4% in 2006 was attributable to the opening of new stores including 92 net new stores during the current year (2.3%) and same store sales growth of 2.4%. These increases were partially offset by the impact of foreign exchange rates, which decreased sales by 0.3%. The number of Sally Beauty stores totaled 2,511 at September 30, 2006 compared to 2,419 at the end of fiscal year 2005.

Sales of BSG increased to $953.8 million in fiscal year 2006 compared to $895.4 million in 2005. The sales increase of 6.5% in 2006 was attributable to acquisitions (3.8%), the impact of foreign exchange rates (0.7%), the opening of new stores including 6 net new stores during the current year (0.6%) and same store sales growth of 4.1%. The number of BSG stores totaled 828 at September 30, 2006 compared to 822 at the end of fiscal year 2005.

Gross profit increased $136.3 million or 8.1% to $1.82 billion for fiscal year 2006 compared to fiscal year 2005. Gross profit, as a percentage of net sales, was 48.3% in 2006 compared to 47.8% in 2005. The gross profit margin improvement is primarily attributable to the launch of Nexxus into retail channels, as Nexxus products have a higher gross profit margin, along with improved vendor pricing for the Beauty Supply Distribution business.

Advertising, marketing, selling and administrative expenses increased 8.5% in fiscal year 2006. The increase primarily resulted from higher expenditures for advertising and marketing (3.4%), the recording of stock option expense resulting from the adoption of SFAS No. 123 (R) (1.2%) and higher selling costs associated with the launch of Nexxus into retail channels and the growth of the Sally Beauty Supply and BSG business (2.4%).

Advertising and marketing expenditures were $306.0 million and $260.6 million in fiscal years 2006 and 2005, respectively. The 17.4% increase in fiscal year 2006 was mainly attributable to Alberto-Culver Consumer Products Worldwide’s increased advertising in the U.S. for Nexxus (19.9%) and TRESemmé (4.4%), as well as higher advertising for the Beauty Supply Distribution business (1.5%). These increases were partially offset by decreased advertising in the U.K. (3.8%), primarily related to advertising for TRESemmé hair care products, lower advertising in the U.S. for Alberto VO5 (3.6%) and St. Ives (2.0%) and the effect of foreign exchange rates (0.7%).

Interest expense, net of interest income, was $4.1 million and $7.7 million in fiscal years 2006 and 2005, respectively. Interest expense was $10.5 million in fiscal year 2006 and $10.6 million in fiscal year 2005. Interest income was $6.3 million in fiscal year 2006 and $2.9 million in fiscal year 2005. The increase in interest income in fiscal year 2006 was principally due to higher interest rates and higher cash and short-term investments.

The provision for income taxes as a percentage of earnings before income taxes was 33.4% in 2006 and 35.0% in 2005. The decrease in the 2006 effective tax rate was mainly due to the favorable resolutions of certain tax audits, a reduction in the income tax accrual for certain foreign entities following the expiration of the statute of limitations and the expected utilization of additional foreign tax credits, partially offset by higher state income taxes. Other factors which influenced the effective tax rates for those years are described in “note 12” to the consolidated financial statements.

Comparison of the Years Ended September 30, 2005 and 2004

Net sales for fiscal year 2005 were $3.53 billion, an increase of 8.4% from $3.26 billion in 2004. Foreign exchange rates increased fiscal year 2005 sales by 1.2%. Organic sales, which exclude the effects of foreign exchange rates, acquisitions and a divestiture, grew 4.6% in fiscal year 2005.

Net earnings of $210.9 million in fiscal year 2005 increased 48.8% from fiscal year 2004 net earnings of $141.8 million. Basic net earnings per share of $2.31 in fiscal year 2005 were 74 cents or 47.1% higher than 2004. Diluted net earnings per share of $2.27 in fiscal year 2005 increased 47.4% from $1.54 in 2004. Non-core items reduced net earnings by $10.4 million and basic and diluted net earnings per share by 11 cents in fiscal year 2005 and reduced net earnings by $53.7 million, basic net earnings per share by 60 cents and diluted net earnings per share by 59 cents in fiscal year 2004.

Excluding non-core items, net earnings were $221.3 million in 2005 or 13.2% higher than fiscal year 2004 net earnings of $195.4 million. Basic net earnings per share excluding non-core items were $2.42 in fiscal year 2005, which was 25 cents or 11.5% higher than fiscal year 2004. Diluted net earnings per share excluding non-core items increased 11.7% to $2.38 from $2.13 in fiscal year 2004.

Sales of Global Consumer Products in fiscal year 2005 increased 10.2% to $1.31 billion from $1.19 billion in 2004. The effect of foreign exchange rates increased sales by 2.4% compared to the prior year. The remaining 2005 sales increase was primarily due to higher sales of: TRESemmé shampoos, conditioners and styling products (8.0%), principally due to its launch in the United Kingdom during the fourth quarter of fiscal year 2004 and continued growth in the U.S.; and Alberto VO5 shampoos and conditioners (1.1%), mainly resulting from the launch of the red styling line in the U.S. In addition, acquisitions, including Nexxus in May, 2005, added approximately 1.2% to sales for fiscal year 2005. These increases were partially offset by the loss of sales resulting from the divestiture of the Indola European professional hair care business in June, 2004 (3.2%).

Sales of the Beauty Supply Distribution business, composed of Sally Beauty Supply and BSG, were $2.25 billion in 2005 and $2.10 billion in 2004, representing an increase of 7.5%.

Sales of Sally Beauty Supply increased to $1.36 billion in 2005 from $1.30 billion in 2004. The sales increase of 4.8% was attributable to the opening of new stores including 62 net new stores during 2005 (2.2%), the impact of foreign exchange rates (0.3%) and same store sales growth of 2.4%. The number of Sally Beauty stores totaled 2,419 at September 30, 2005 compared to 2,355 at the end of fiscal year 2004.

Sales of BSG in fiscal year 2005 increased to $895.4 million from $801.6 million in 2004. The increase was attributable to acquisitions (13.6%), the opening of new stores including 37 net new stores during the current year (1.3%) and the impact of foreign exchange rates (0.9%). These increases were partially offset by a 0.6% decline in same store sales and lower sales by its professional distributor sales consultants, principally resulting from certain suppliers’ decisions to begin selling their products directly to salons. The number of BSG stores totaled 822 at September 30, 2005 compared to 692 at the end of fiscal year 2004.

Gross profit increased $116.2 million or 7.4% to $1.69 billion for fiscal year 2005 compared to $1.57 billion for fiscal year 2004. Gross profit, as a percentage of net sales, was 47.8% in 2005 compared to 48.2% in 2004. The decrease in the gross margin percentage was primarily attributable to higher material costs, increased use of special packs, increased trade spending (which reduced net sales) and product mix for Global Consumer Products, partially offset by improved vendor pricing and lower store inventory shrinkage for Sally Beauty Supply and BSG.

Advertising, marketing, selling and administrative expenses increased 7.2% in fiscal year 2005. The increase primarily resulted from the higher selling and administrative costs associated with the growth of the Sally Beauty Supply and BSG businesses, including the acquisition of CosmoProf in December, 2004, and higher expenditures for advertising and marketing as discussed below. In addition, a portion of the increase related to the $2.5 million lease accounting adjustment discussed in the “Overview” section of MD&A.

Advertising and marketing expenditures were $260.6 million and $254.1 million in fiscal years 2005 and 2004, respectively. The 2.5% increase in fiscal year 2005 was mainly attributable to Alberto-Culver Consumer Products Worldwide’s increased advertising in the U.K. (3.5%), primarily related to television advertising for TRESemmé hair care products, increased advertising in North America for Mrs. Dash (0.8%) and the effect of foreign exchange rates (1.6%). These increases were partially offset by decreased advertising in North America for St. Ives (2.5%) and lower advertising due to the divestiture of the Indola European professional hair care business (1.3%).

Interest expense, net of interest income, was $7.7 million and $21.4 million in fiscal years 2005 and 2004, respectively. Interest expense was $10.6 million in fiscal year 2005 and $25.7 million in fiscal year 2004. The reduction in interest expense in fiscal year 2005 was primarily due to the redemption of $200 million of 8.25% senior notes in September, 2004. Interest income was $2.9 million in fiscal year 2005 and $4.3 million in fiscal year 2004. The reduction in interest income in 2005 was principally due to lower cash and investment balances in fiscal year 2005.

The provision for income taxes as a percentage of earnings before income taxes was 35.0% in 2005 and 33.3% in 2004. In fiscal year 2004, the liquidation of two foreign legal entities related to the divested Indola business reduced the effective income tax rate by 2.1%. Other factors which influenced the effective tax rates for those years are described in “note 12” to the consolidated financial statements.

Financial Condition

Working capital at September 30, 2006 was $838.0 million, an increase of $184.3 million from the prior year’s working capital of $653.7 million. The resulting current ratio was 2.42 to 1.00 at September 30, 2006 compared to 2.22 to 1.00 last year. The increase in working capital in fiscal year 2006 was primarily related to working capital generated from operations, partially offset by cash outlays for capital expenditures and cash dividends, as well as the purchase of Salon Success in June, 2006.

Cash, cash equivalents and short-term investments increased $137.5 million to $306.0 million during fiscal year 2006 primarily due to cash flows provided by operating activities ($257.1 million) and cash received from exercises of employee stock options ($31.0 million), partially offset by cash outlays for capital expenditures ($80.3 million), dividends ($45.4 million) and acquisitions ($27.0 million).

Receivables, less allowance for doubtful accounts, increased 8.9% to $311.3 million from $285.9 million last year primarily due to a $24.3 million increase in gross trade receivables resulting from the launch of Nexxus into retail channels, the acquisition of Salon Success, the effect of foreign exchange rates and the timing of customer payments.

Inventories increased by $65.0 million to $754.6 million at September 30, 2006. Sally Beauty Supply and BSG inventories increased $49.9 million primarily due to new stores, expanded product lines, strategic inventory purchases related to favorable pricing from vendors, the acquisition of Salon Success and the effect of foreign exchange rates. Inventories for Global Consumer Products were $16.3 million higher principally due to increased finished goods inventories associated with the launch of Nexxus into retail channels and the effect of foreign exchange rates.

Other current assets increased $11.4 million to $56.9 million at September 30, 2006 primarily due to higher deferred income taxes and prepaid asset balances.

Net property, plant and equipment increased $18.6 million to $354.0 million at September 30, 2006. The increase resulted primarily from expenditures for additional Sally Beauty Supply and BSG stores, along with outlays for office facilities and warehouse expansions, partially offset by depreciation during fiscal year 2006.

Goodwill increased $17.5 million to $568.6 million during fiscal year 2006 mainly due to the acquisition of Salon Success in June, 2006, additional purchase price related to the Nexxus acquisition and the effect of foreign exchange rates.

Trade names increased $6.3 million to $142.7 million at September 30, 2006 primarily due to the acquisition of Salon Success and the effect of foreign exchange rates.

Accounts payable increased $40.8 million during fiscal year 2006 to $302.2 million mainly due to higher inventory levels as of September 30, 2006 compared to the prior year, higher advertising payables and the timing of vendor payments.

Accrued expenses increased 4.6% to $264.2 million at September 30, 2006 from $252.5 million last year. The increase was primarily attributable to higher accruals for self-insurance and promotional allowances, the effects of foreign exchange rates and the reclassification of certain obligations from other liabilities to accrued expenses in anticipation of settling the obligations following the closing of the transaction separating the consumer products and beauty supply distribution businesses involving CD&R.

Income taxes payable and deferred income taxes increased $12.6 million to $66.9 million at September 30, 2006 mainly due to the timing of tax payments and the continued amortization of certain intangible assets for tax purposes but not for book purposes.

Other liabilities were $67.0 million at September 30, 2006, a decrease of $10.4 million compared to last year. The decrease was primarily due to an escrow payment related to the West Coast Beauty Supply acquisition and the reclassification of certain obligations to accrued expenses in anticipation of settling the obligations following the closing of the transaction separating the consumer products and beauty supply distribution businesses involving CD&R.

Stock options subject to redemption of $29.1 million as of September 30, 2006 represent the intrinsic value as of November 5, 2003 of currently outstanding stock options which were modified on that date as a result of the company’s conversion to one class of common stock. This amount was reclassified from additional paid-in capital because the company’s stock option plans contain a contingent cash settlement provision upon the occurrence of certain change in control events which are not solely in control of the company. While the company believes the possibility of occurrence of any such change in control event is remote, the reclassification was required because the company does not have sole control over such events.

Additional paid-in capital decreased $6.2 million to $340.6 million at September 30, 2006 primarily due to the reclassification of $29.1 million from additional paid-in capital to stock options subject to redemption as discussed in the preceding paragraph, partially offset by paid-in capital recorded for stock option expense and the issuance of common stock related to the exercise of stock options and other employee incentive plans.

Unearned compensation, a separate component of stockholders’ equity, was zero at September 30, 2006 versus $3.4 million at September 30, 2005. The decrease was due to the reclassification of the unamortized balance of restricted shares to additional paid-in capital in accordance with the provisions of SFAS No. 123 (R) and the repurchase of Alberto-Culver common stock held in a rabbi trust established for the board of directors deferred compensation plan due to tax requirements associated with the transaction separating the consumer products and beauty supply distribution businesses involving CD&R.

Accumulated other comprehensive gain (loss)—foreign currency translation improved $18.1 million to a $3.0 million gain from a $15.1 million loss last year. The gain was primarily due to the strengthening of certain foreign currencies versus the U.S. dollar, particularly the Swedish krona, British pound and Canadian dollar.

Liquidity and Capital Resources

The company’s primary source of cash over the past three years has been from funds provided by operating activities which provided cash of $257.1 million, $209.4 million and $249.5 million in fiscal years 2006, 2005 and 2004, respectively. The primary uses of cash during the three-year period ended September 30, 2006 were $342.6 million for acquisitions, $246.1 million for capital expenditures, $213.3 million for the redemption of the $200 million of 8.25% senior notes including the make-whole premium and $119.6 million for cash dividends.

Cash Provided by Operating Activities—Net cash provided by operating activities increased by $47.6 million to $257.1 million in fiscal year 2006 compared to fiscal year 2005 primarily due to the timing of payments to vendors and receipts from customers, partially offset by an increase in amounts paid for inventories to support the launch of Nexxus into retail channels and increased sales in the beauty supply distribution business. Net cash provided by operating activities decreased by $40.1 million to $209.4 million in fiscal year 2005 from $249.5 million in fiscal year 2004. This change was primarily due to the timing of customer receipts and payments to vendors as well as higher tax payments in fiscal year 2005, and was partially offset by higher cash flows related to net earnings and a reduction in amounts paid for inventories.

Cash Used by Investing Activities—Net cash used by investing activities was $136.0 million, $200.6 million and $54.2 million during fiscal years 2006, 2005 and 2004, respectively. The net cash used by investment activities included $27.0 million, $157.2 million and $158.5 million spent for acquisitions in fiscal years 2006, 2005 and 2004, respectively, principally related to the June, 2006 acquisition of Salon Success, the May, 2005 acquisition of Nexxus, the December, 2004 acquisition of CosmoProf and the December, 2003 purchase of West Coast Beauty Supply. In addition, capital expenditures were $80.3 million, $91.0 million and $74.7 million in fiscal years 2006, 2005 and 2004, respectively, primarily due to outlays for new Sally Beauty Supply and BSG stores, office facilities and warehouse expansions. Net cash used by investing activities was also affected by the purchases and sales of short-term investments in each fiscal year. Fiscal year 2004 also included an inflow of $33.0 million of proceeds related to the sale of Indola.

Cash Used by Financing Activities—Net cash used by financing activities was $22.5 million, $2.4 million and $225.2 million in fiscal years 2006, 2005 and 2004, respectively. Cash dividends paid were $45.4 million, $40.8 million and $33.5 million in fiscal years 2006, 2005 and 2004, respectively. These amounts were partially offset by proceeds from the exercise of stock options of $31.0 million, $26.3 million and $25.5 million in fiscal years 2006, 2005 and 2004, respectively. Net cash used by financing activities was also affected by changes in the book cash overdraft balance in each fiscal year. In addition, in fiscal year 2004 the company used $213.3 million of cash for the redemption of the senior notes.

Compared to 2003, cash dividends per share increased 81.5% over the three-year period ended September 30, 2006. Cash dividends paid on common stock were $.49 per share in 2006, $.445 per share in 2005 and $.37 per share in 2004.

The company anticipates that cash flows from operations and available credit will be sufficient to fund operating requirements in future years. During fiscal year 2007, the company expects that cash will continue to be used for acquisitions, capital expenditures, new product development, market expansion and dividend payments. The company may also purchase shares of its common stock depending on market conditions and subject to certain restrictions related to the New Alberto-Culver share distribution in connection with the transaction separating the consumer products and beauty supply distribution businesses involving CD&R.

On April 28, 2005, the board of directors authorized the company to purchase up to 5,000,000 shares of common stock. No shares have been purchased under this authorization as of September 30, 2006. Purchases of the company’s common stock may be made depending on various factors including market conditions, share price and other alternative uses of cash such as acquisitions. No shares of common stock were purchased in fiscal years 2006, 2005 and 2004. During fiscal years 2006, 2005 and 2004, the company acquired $2.2 million, $2.6 million and $40.1 million, respectively, of common stock surrendered by employees in connection with the exercises of stock options and the payment of withholding taxes as provided under the terms of certain incentive plans. Shares acquired under these plans are not subject to the company’s stock repurchase program. On November 12, 2006, the board of directors of New Alberto-Culver authorized the purchase of up to 5,000,000 shares of New Alberto-Culver common stock. This authorization replaced the previous authorization to purchase Alberto-Culver common stock.

The company has obtained long-term financing as needed to fund acquisitions and other growth opportunities. Funds also may be obtained prior to their actual need in order to take advantage of opportunities in the debt markets. The company has a $300 million revolving credit facility which expires August 31, 2009. The facility, which had no borrowings outstanding at September 30, 2006 or 2005, may be drawn in U.S. dollars or certain foreign currencies. Under debt covenants, the company has sufficient flexibility to incur additional borrowings as needed. On November 13, 2006 the company amended the revolving credit facility to include a waiver for all covenants that may have been violated as a result of the transaction separating the consumer products and beauty supply distribution businesses involving CD&R and extended the facility to November 13, 2011. The amended facility includes a new covenant that limits the company’s ability to purchase its common stock or pay dividends if the cumulative stock repurchases plus cash dividends exceeds $250 million plus 50% of consolidated net earnings commencing January 1, 2007.

In anticipation of the closing of the transaction separating the consumer products and beauty supply distribution businesses involving CD&R, which occurred on November 16, 2006, the company successfully completed a solicitation of consents from the holders of the $120 million of 6.375% debentures and entered into a supplemental indenture, dated October 5, 2006. Under the terms of the supplemental indenture, the holders consented to the transaction, waived compliance with covenants that may have been violated as a result of the transaction and agreed that following the consummation of the transaction, neither New Sally nor any of its subsidiaries will have any obligation or liability with respect to the debentures and that none of them will be subject to any covenant or any other term of the indenture. On November 16, 2006, an additional supplemental indenture was executed which added New Alberto-Culver as a guarantor of the 6.375% debentures.

The company is in compliance with the covenants and other requirements of its revolving credit agreement and 6.375% debentures. Additionally, the revolving credit agreement and the 6.375% debentures do not include credit rating triggers or subjective clauses that would accelerate maturity dates.

In September, 2004, the company redeemed $200 million of 8.25% senior notes due November 1, 2005 under the redemption provisions of the notes. In connection with the redemption, the company recorded a charge in fiscal year 2004 of $12.6 million ($8.2 million after taxes).

The company’s primary contractual cash obligations are operating leases, long-term debt and purchase obligations. A major portion of the operating leases are for Sally Beauty Supply and BSG stores, which typically are located in strip shopping centers. The operating leases allow the company to expand its business to new locations without making significant up-front cash outlays for land and buildings.

The following table is a summary of contractual cash obligations and commitments outstanding by future payment dates at September 30, 2006:

	Payments Due by Period
(In thousands)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt, including capital lease and interest obligations (1)	$8,773	126,792	447	831	136,843
Operating leases (2)	110,910	162,022	85,294	62,170	420,396
Purchase obligations (3)	16,003	32,006	32,006	14,669	94,684
Other long-term obligations (4)	18,012	9,812	5,108	18,469	51,401

Total (5)	$153,698	330,632	122,855	96,139	703,324

(1)	The company’s $120.0 million of 6.375% debentures are due in June, 2028, but are subject to repayment, at the option of the holders, in June, 2008. In the above table, the timing of the principal and interest payments on the $120.0 million debentures assumes the holders will require repayment of the debentures in June, 2008.
(2)	In accordance with GAAP, these obligations are not reflected in the accompanying consolidated balance sheets.
(3)	Purchase obligations include capital expenditures and other legally binding agreements entered into by the company to purchase goods or services that specify fixed or minimum quantities to be purchased or fixed, minimum or variable price provisions.
(4)	Other long-term obligations principally represent commitments under various acquisition related agreements including non-compete, consulting and severance agreements and deferred compensation arrangements. These obligations are included in accrued expenses and other liabilities in the accompanying consolidated balance sheets. The above amounts do not include additional consideration of up to $50.4 million that may be paid over the next nine years based on a percentage of sales of Nexxus branded products in accordance with the Nexxus purchase agreement.
(5)	As a result of the transaction separating the consumer products and beauty supply distribution businesses involving CD&R, the contractual cash obligations and commitments related to New Alberto-Culver by future payment date are as follows: less than 1 year—$20.3 million; 1-3 years—$138.4 million; 3-5 years—$7.4 million; more than 5 years—$22.0 million; for a total of $188.1 million.

On November 27, 2006, New Alberto-Culver committed to a plan to terminate employees as part of a reorganization following the completion of the transaction separating the company’s consumer products and beauty supply distribution businesses involving CD&R. As part of the reorganization, New Alberto-Culver’s worldwide workforce of approximately 3,800 will be reduced by approximately 90. New Alberto-Culver expects to take restructuring charges of approximately $13.0 million and $3.0 million in the first and second quarters of fiscal year 2007, respectively, related to this reorganization, primarily for severance benefits for the affected employees. New Alberto-Culver expects this reorganization and the financial charges related to it will be substantially completed by the end of the second quarter of fiscal year 2007 and expects substantially all severance payments to be completed by the end of calendar year 2007. On December 1, 2006, New Alberto-Culver also announced that it plans to sell its corporate airplane in early 2007 and that it expects to close its manufacturing facility in Dallas, Texas by the end of 2007.

Off-Balance Sheet Financing Arrangements

At September 30, 2006 and 2005, the company had no off-balance sheet financing arrangements other than operating leases incurred in the ordinary course of business as disclosed in “note 11” to the consolidated financial statements and outstanding standby letters of credit primarily related to various insurance programs which totaled $34.7 million and $29.1 million, respectively, at September 30, 2006 and 2005. The company does not have other unconditional purchase obligations or significant other commercial commitments.

Inflation

The company was not significantly affected by inflation during the past three years. Management attempts to counteract the effects of inflation through productivity improvements, cost reduction programs, price increases and the introduction of higher margin products within the constraints of the highly competitive markets in which the company operates.

Quantitative and Qualitative Disclosures About Market Risk

As a multinational corporation that manufactures and markets products in countries throughout the world, the company is subject to certain market risks including foreign currency fluctuations, interest rates and government actions. The company considers a variety of practices to manage these market risks, including, when deemed appropriate, the occasional use of derivative financial instruments. The company uses derivative financial instruments only for risk management and does not use them for trading or speculative purposes. At September 30, 2006, the company had no material derivative financial instruments outstanding.

The company is exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. The company’s primary exposures are to changes in exchange rates for the U.S. dollar versus the Swedish krona, British pound sterling, Canadian dollar, Euro, Australian dollar, Argentine peso and Mexican peso. The company’s various currency exposures at times offset each other providing a natural hedge against currency risk. Periodically, specific foreign currency transactions (e.g., inventory purchases, intercompany transactions, etc.) are hedged with forward contracts to reduce the foreign currency risk. Gains and losses on these foreign currency hedges are included in the basis of the underlying hedged transactions. At September 30, 2006, the company had no material outstanding foreign currency contracts.

The company considers combinations of fixed rate and variable rate debt, along with varying maturities, in its management of interest rate risk. At September 30, 2006, the company had no variable rate long-term debt outstanding.

The company has periodically used interest rate swaps to manage interest rate risk on debt securities. These instruments allow the company to exchange fixed rate debt into variable rate or variable rate debt into fixed rate. Interest rate differentials paid or received on these arrangements are recognized as adjustments to interest expense over the life of the agreement. At September 30, 2006, the company had no interest rate swaps outstanding.

The company’s expected maturities by fiscal year of existing long-term fixed rate debt at September 30, 2006 is as follows (in thousands):

2007	$1,088
2008	120,722	*
2009	582
2010	235
Thereafter	783

Total	$123,410	**

Fair value	$124,456

*	The company’s $120.0 million of 6.375% debentures are due in June, 2028, but are subject to repayment, at the option of the holders, in June, 2008. In the above amounts, the timing of the principal payments on the $120.0 million debentures assumes the holders will require repayment of the debentures in June, 2008.
**	The average interest rate for total debt of $123.4 million was 6.37%. The company had no short-term borrowings outstanding at September 30, 2006.

The company is exposed to credit risk on certain assets, primarily cash equivalents, short-term investments and accounts receivable. The credit risk associated with cash equivalents and short-term investments is mitigated by the company’s policy of investing in a diversified portfolio of securities with high credit ratings.

The company provides credit to customers in the ordinary course of business and performs ongoing credit evaluations. The company’s exposure to concentrations of credit risk with respect to trade receivables is mitigated by the company’s broad customer base. Although Wal-Mart is a significant customer of the company’s Global Consumer Products segment, sales to Wal-Mart were less than 10% of the company’s consolidated net sales in fiscal year 2006. The company believes its allowance for doubtful accounts is sufficient to cover customer credit risks.

New Accounting Pronouncements

In July, 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the recognition threshold and measurement requirements for tax positions taken or expected to be taken in tax returns and provides guidance on the related classification and disclosure. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. Accordingly, the company will adopt FIN No. 48 no later than the beginning of fiscal year 2008. The company is currently evaluating the effects that the adoption of FIN No. 48 will have on its consolidated financial statements.

In September, 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the quantification of financial statement misstatements in order to eliminate the diversity in practice that currently exists among public companies. SAB No. 108 is required to be applied to annual financial statements for the first fiscal year ending after November 15, 2006. Accordingly, the company will comply with the provisions of SAB No. 108, as applicable, no later than the fourth quarter of fiscal year 2007. The company is currently evaluating the effects that the application of SAB No. 108 will have on its consolidated financial statements.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in the financial statements. Actual results may differ from these estimates. Management believes these estimates and assumptions are reasonable.

Accounting policies are considered critical when they require management to make assumptions about matters that are highly uncertain at the time the accounting estimate is made and when different estimates that management reasonably could have used have a material impact on the presentation of the company’s financial condition, changes in financial condition or results of operations.

The company’s critical accounting policies relate to the calculation and treatment of sales incentives, allowance for doubtful accounts, valuation of inventories, income taxes and stock-based compensation.

Sales Incentives—Sales incentives primarily include consumer coupons and trade promotion activities such as advertising allowances, off-shelf displays, customer specific coupons, new item distribution allowances, listing fees and temporary price reductions. The company records accruals for sales incentives based on estimates of the ultimate cost of each program. The company tracks its commitments for sales incentive programs and, using historical experience, records an accrual at the end of each period for the estimated incurred, but unpaid costs of these programs. Actual costs differing from estimated costs could significantly affect these estimates and the related accruals.

Allowance for Doubtful Accounts—The allowance for doubtful accounts requires management to estimate future collections of trade accounts receivable. Management records allowances for doubtful accounts based on historical collection statistics and current customer credit information. These estimates could be significantly affected as a result of actual collections differing from historical statistics or changes in a customer’s credit status.

Valuation of Inventories—When necessary, the company provides allowances to adjust the carrying value of inventories to the lower of cost or market, including costs to sell or dispose, and for estimated inventory shrinkage. Estimates of the future demand for the company’s products, anticipated product re-launches, changes in formulas and packaging and reductions in stock-keeping units are among the factors used by management in assessing the net realizable value of inventories. The company estimates inventory shrinkage based on historical experience. Actual results differing from these estimates could significantly affect the company’s inventories and cost of products sold.

Income Taxes—The company records tax provisions in its consolidated financial statements based on an estimation of current income tax liabilities. The development of these provisions requires judgments about tax issues, potential outcomes and timing. If the company prevails in tax matters for which provisions have been established or is required to settle matters in excess of established provisions, the company’s effective tax rate for a particular period could be significantly affected.

Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are estimated to be recovered or settled. Management believes that it is more likely than not that results of future operations will generate sufficient taxable income to realize the company’s deferred tax assets, net of the valuation allowance currently recorded. In the future, if the company determines that certain deferred tax assets will not be realizable, the related adjustments could significantly affect the company’s effective tax rate at that time.

Stock-Based Compensation—Effective October 1, 2005, the company adopted SFAS No. 123 (R) using the modified prospective method. Under this method, compensation expense is recognized for new stock option grants beginning in fiscal year 2006 and for the unvested portion of outstanding stock options that were granted prior to the adoption of SFAS No. 123 (R). The company recognizes compensation expense on a straight-line basis over the vesting period or to the date a participant becomes eligible for retirement, if earlier. The amount of stock option expense is determined based on the fair value of each stock option grant, which is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: expected life, volatility, risk-free interest rate and dividend yield. The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding. The company estimates the expected life based on historical exercise trends. The company estimates expected volatility based on the historical volatility of the company’s common stock. The estimate of the risk-free interest rate is based on the U.S. Treasury bill rate for the expected life of the stock options. The dividend yield represents the company’s anticipated cash dividend over the expected life of the stock options. The amount of stock option expense recorded is significantly affected by these estimates. In addition, the company records stock option expense based on an estimate of the total number of stock options expected to vest, which requires the company to estimate future forfeitures. The company uses historical forfeiture experience as a basis for this estimate. Actual forfeitures differing from these estimates could significantly affect the timing of the recognition of stock option expense.

Reconciliation of Non-GAAP Financial Measures

Reconciliations of “net earnings excluding non-core items,” “basic net earnings per share excluding non-core items” and “diluted net earnings per share excluding non-core items” to their most directly comparable financial measures under GAAP for the fiscal years ended September 30, 2006, 2005 and 2004 are as follows:

(In thousands, except per share data)	2006	2005	2004
Net earnings, as reported	$205,321	210,901	141,770
Stock option expense, net of income taxes	10,335	—	—
Expenses related to Sally Holdings transactions, net of income taxes	38,293	947	—
Non-cash charge related to conversion to one class of common stock, net of income taxes	3	9,429	55,641
Gain on the sale of Indola, net of income taxes	—	—	(5,745)
Charge related to redemption of senior notes, net of income taxes	—	—	8,183
Tax benefit from liquidation of certain Indola foreign legal entities	—	—	(4,402)

Net earnings excluding non-core items	$253,952	221,277	195,447

Basic net earnings per share, as reported	$2.22	2.31	1.57
Stock option expense, net of income taxes	.11	—	—
Expenses related to Sally Holdings transactions, net of income taxes	.42	.01	—
Non-cash charge related to conversion to one class of common stock, net of income taxes	—	.10	.62
Gain on the sale of Indola, net of income taxes	—	—	(.06)
Charge related to redemption of senior notes, net of income taxes	—	—	.09
Tax benefit from liquidation of certain Indola foreign legal entities	—	—	(.05)

Basic net earnings per share excluding non-core items	$2.75	2.42	2.17

Diluted net earnings per share, as reported	$2.20	2.27	1.54
Stock option expense, net of income taxes	.11	—	—
Expenses related to Sally Holdings transactions, net of income taxes	.41	.01	—
Non-cash charge related to conversion to one class of common stock, net of income taxes	—	.10	.61
Gain on the sale of Indola, net of income taxes	—	—	(.06)
Charge related to redemption of senior notes, net of income taxes	—	—	.09
Tax benefit from liquidation of certain Indola foreign legal entities	—	—	(.05)

Diluted net earnings per share excluding non-core items	$2.72	2.38	2.13

A reconciliation of “organic sales growth” to its most directly comparable financial measure under GAAP for the fiscal years ended September 30, 2006 and 2005 is as follows:

	2006	2005
Net sales growth, as reported	6.8%	8.4%
Effect of foreign exchange rates	0.2	(1.2)
Effect of acquisitions	(1.2)	(3.8)
Effect of divestiture	0.1	1.2

Organic sales growth *	5.9%	4.6%

*	Organic sales growth includes net sales related to the retail launch of Nexxus.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required for this Item is included in the section entitled “Quantitative and Qualitative Disclosures About Market Risk,” included within Item 7 of this Annual Report on Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This Item includes the audited financial statements of Alberto-Culver (accounting predecessor to New Alberto-Culver). Notwithstanding the legal form of the transaction which separated the consumer products and beauty supply distribution businesses involving CD&R, which closed November 16, 2006, because of the substance of the transaction, New Alberto-Culver is considered the divesting entity and treated as the “accounting successor” to Alberto-Culver for financial reporting purposes in accordance with EITF Issue No. 02-11, “Accounting for Reverse Spinoffs.” Effective with the closing of the Separation, New Alberto-Culver will report the historical consolidated results of operations (subject to certain adjustments) of New Sally in discontinued operations in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Pursuant to SFAS No. 144, this presentation is not permitted until the accounting period in which the closing of the Separation occurs.

Consolidated Statements of Earnings

Alberto-Culver Company & Subsidiaries

	Year ended September 30,
(In thousands, except per share data)	2006	2005	2004
Net sales	$3,772,001	3,531,231	3,257,996
Cost of products sold	1,948,889	1,844,383	1,687,366

Gross profit	1,823,112	1,686,848	1,570,630
Advertising, marketing, selling and administrative expenses	1,451,920	1,338,683	1,248,516
Expenses related to Sally Holdings transactions (note 3)	58,756	1,456	—
Non-cash charge related to conversion to one class of common stock (note 4)	4	14,507	85,602
Gain on sale of business (note 10)	—	—	(10,147)

Operating earnings	312,432	332,202	246,659
Interest expense, net of interest income of $6,301 in 2006, $2,869 in 2005 and $4,318 in 2004	4,146	7,739	21,426
Charge related to redemption of senior notes (note 6)	—	—	12,589

Earnings before provision for income taxes	308,286	324,463	212,644
Provision for income taxes	102,965	113,562	70,874

Net earnings	$205,321	210,901	141,770

Net earnings per share:
Basic	$2.22	2.31	1.57
Diluted	$2.20	2.27	1.54

Weighted average shares outstanding:
Basic	92,426	91,451	90,026
Diluted	93,485	92,838	91,832

Cash dividends per share	$.49	.445	.37

See accompanying notes to the consolidated financial statements.

Consolidated Balance Sheets

Alberto-Culver Company & Subsidiaries

	September 30,
(In thousands, except share data)	2006	2005
Assets
Current assets:
Cash and cash equivalents	$206,465	103,691
Short-term investments	99,485	64,800
Receivables, less allowance for doubtful accounts of $6,113 at September 30, 2006 and $6,139 at September 30, 2005	311,284	285,940
Inventories:
Raw materials	50,726	46,495
Work-in-process	6,685	6,795
Finished goods	697,236	636,402

Total inventories	754,647	689,692
Other current assets	56,920	45,501

Total current assets	1,428,801	1,189,624
Property, plant and equipment:
Land	30,590	19,836
Buildings and leasehold improvements	257,173	237,366
Machinery and equipment	492,185	452,775

Total property, plant and equipment	779,948	709,977
Accumulated depreciation	425,922	374,577

Property, plant and equipment, net	354,026	335,400
Goodwill	568,609	551,157
Trade names	142,705	136,369
Other assets	88,456	89,573

Total assets	$2,582,597	2,302,123

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$1,088	809
Accounts payable	302,169	261,327
Accrued expenses	264,185	252,523
Income taxes	23,406	21,271

Total current liabilities	590,848	535,930
Long-term debt	122,322	124,084
Deferred income taxes	43,527	33,105
Other liabilities	66,971	77,382

Total liabilities	823,668	770,501
Stock options subject to redemption	29,148	—
Stockholders’ equity:
Common stock, par value $.22 per share, authorized 300,000,000 shares; issued 98,470,287 at September 30, 2006 and 2005	21,663	21,663
Additional paid-in capital	340,594	346,827
Retained earnings	1,467,224	1,307,282
Unearned compensation	—	(3,427)
Accumulated other comprehensive gain (loss)—foreign currency translation	3,035	(15,099)

	1,832,516	1,657,246
Less treasury stock, at cost (5,230,808 shares at September 30, 2006 and 6,479,162 shares at September 30, 2005)	(102,735)	(125,624)

Total stockholders’ equity	1,729,781	1,531,622

Total liabilities and stockholders’ equity	$2,582,597	2,302,123

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Cash Flows

Alberto-Culver Company & Subsidiaries

	Year ended September 30,
(In thousands)	2006	2005	2004
Cash Flows from Operating Activities:
Net earnings	$205,321	210,901	141,770
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	59,661	53,984	47,583
Amortization of other assets and unearned compensation	6,867	6,542	3,559
Non-cash charge related to conversion to one class of common stock, net of deferred tax benefit of $1 in 2006, $5,078 in 2005 and $29,961 in 2004 (note 4)	3	9,429	55,641
Stock option expense, net of deferred tax benefit of $5,614 in 2006 (note 8)	10,335	—	—
Gain on sale of business, net of taxes (note 10)	—	—	(5,745)
Charge related to redemption of senior notes, net of taxes (note 6)	—	—	8,183
Deferred income taxes	10,338	12,128	12,494
Cash effects of changes in (excluding acquisitions and divestitures):
Receivables, net	(18,837)	(29,627)	(19,798)
Inventories	(54,283)	(36,874)	(56,417)
Other current assets	(5,861)	(2,227)	(2,372)
Accounts payable and accrued expenses	41,720	(16,208)	48,657
Income taxes	4,735	3,921	19,950
Other assets	(1,629)	(7,355)	(3,714)
Other liabilities	(1,287)	4,827	(289)

Net cash provided by operating activities	257,083	209,441	249,502

Cash Flows from Investing Activities:
Proceeds from sales of short-term investments	278,615	303,010	1,141,986
Payments for purchases of short-term investments	(313,300)	(264,956)	(1,001,715)
Capital expenditures	(80,341)	(91,019)	(74,731)
Payments for purchased businesses, net of acquired companies’ cash (note 10)	(26,995)	(157,159)	(158,474)
Proceeds from sale of business (note 10)	—	—	33,037
Proceeds from disposals of assets	6,015	9,568	5,654

Net cash used by investing activities	(136,006)	(200,556)	(54,243)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	1,556	40,469	411
Repayments of long-term debt	(3,666)	(40,670)	(291)
Redemption of senior notes (note 6)	—	—	(213,281)
Change in book cash overdraft	(6,195)	14,262	9,846
Proceeds from exercises of stock options	30,971	26,322	25,491
Excess tax benefit from stock option exercises	1,811	—	—
Cash dividends paid	(45,379)	(40,780)	(33,490)
Stock purchased for treasury	(1,553)	(2,010)	(13,872)

Net cash used by financing activities	(22,455)	(2,407)	(225,186)

Effect of foreign exchange rate changes on cash and cash equivalents	4,152	(1,822)	1,939

Net increase (decrease) in cash and cash equivalents	102,774	4,656	(27,988)
Cash and cash equivalents at beginning of year	103,691	99,035	127,023

Cash and cash equivalents at end of year	$206,465	103,691	99,035

Supplemental Cash Flow Information:
Cash paid for:
Interest	$9,763	9,928	32,062
Income taxes	$94,006	103,342	70,485

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

Alberto-Culver Company & Subsidiaries

	Number of Shares		Dollars
(In thousands)	Common Stock Issued	Treasury Stock	Common Stock Issued	Additional Paid-in Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance at September 30, 2003	97,810	(9,350)	$15,031	$215,777	$1,035,513	$(4,487)	$(40,695)	$(159,010)	$1,062,129

Comprehensive income:
Net earnings					141,770				141,770
Foreign currency translation							18,314		18,314

Total					141,770		18,314		160,084
Stock dividend	660		6,632		(6,632)				—
Cash dividends					(33,490)				(33,490)
Stock options exercised		2,278		22,076				24,679	46,755
Stock issued pursuant to employee incentive plans, net		23		841				533	1,374
Restricted stock issued, net		(11)		573		(361)		(212)	—
Restricted stock amortization						1,374			1,374
Directors’ deferred compensation		5		192		(361)		61	(108)
Conversion to one class of common stock				85,215					85,215
Liquidation of certain foreign legal entities							4,245		4,245
Stock purchased for treasury		(651)						(13,872)	(13,872)

Balance at September 30, 2004	98,470	(7,706)	21,663	324,674	1,137,161	(3,835)	(18,136)	(147,821)	1,313,706

Comprehensive income:
Net earnings					210,901				210,901
Foreign currency translation							3,037		3,037

Total					210,901		3,037		213,938
Cash dividends					(40,780)				(40,780)
Stock options exercised		1,233		6,260				23,449	29,709
Stock issued pursuant to employee incentive plans, net		27		681				531	1,212
Restricted stock issued, net		12		705		(932)		227	—
Restricted stock amortization						1,414			1,414
Directors’ deferred compensation						(74)			(74)
Conversion to one class of common stock				14,507					14,507
Stock purchased for treasury		(45)						(2,010)	(2,010)

Balance at September 30, 2005	98,470	(6,479)	21,663	346,827	1,307,282	(3,427)	(15,099)	(125,624)	1,531,622

Comprehensive income:
Net earnings					205,321				205,321
Foreign currency translation							18,134		18,134

Total					205,321		18,134		223,455
Cash dividends					(45,379)				(45,379)
Stock options exercised		1,245		8,812				23,970	32,782
Stock issued pursuant to employee incentive plans, net		7		176				134	310
Reclassification of restricted stock unearned compensation				(2,992)		2,992			—
Restricted stock issued, net		42		(813)				813	—
Restricted stock amortization				1,779					1,779
Directors’ deferred compensation						(40)			(40)
Repurchase of Alberto-Culver common stock from directors’ deferred compensation rabbi trust		(11)				475		(475)	—
Conversion to one class of common stock				4					4
Stock purchased for treasury		(35)						(1,553)	(1,553)
Stock option expense				15,949					15,949
Reclassification of stock options subject to redemption, net				(29,148)					(29,148)

Balance at September 30, 2006	98,470	(5,231)	$21,663	$340,594	$1,467,224	$—	$3,035	$(102,735)	$1,729,781

See accompanying notes to the consolidated financial statements.

Notes to the Consolidated Financial Statements

Alberto-Culver Company & Subsidiaries

(1)	Description of Business and Basis of Presentation

Description of Business

During fiscal years 2006, 2005 and 2004, Alberto-Culver Company and its subsidiaries (the company) operated two businesses: Global Consumer Products and Beauty Supply Distribution. The Global Consumer Products business consists of two divisions: (1) Alberto-Culver Consumer Products Worldwide, which develops, manufactures, distributes and markets branded beauty care products as well as branded food and household products in the United States and more than 100 other countries, and (2) Cederroth International, which manufactures, markets and distributes beauty and health care products throughout Scandinavia and in Europe. For reporting purposes, these two divisions are included in the Global Consumer Products segment. The company’s Beauty Supply Distribution business includes two segments: (1) Sally Beauty Supply, a domestic and international chain of cash-and-carry stores offering professional beauty supplies to both salon professionals and retail consumers, and (2) Beauty Systems Group, a full-service beauty supply distributor offering professional brands directly to salons through its own sales force and professional-only stores in exclusive geographical territories in North America and Europe.

Spin-Off of Sally Holdings

On June 19, 2006, the company announced a plan to split Sally Holdings, Inc. (Sally Holdings), a wholly-owned subsidiary of the company, from the consumer products business. Sally Holdings is comprised of the company’s Sally Beauty Supply and Beauty Systems Group business segments. Pursuant to an Investment Agreement, on November 16, 2006:

•	The company separated into two publicly-traded companies: New Alberto-Culver, which owns and operates the consumer products business, and Sally Beauty Holdings, Inc. (New Sally) which owns and operates Sally Holdings’ beauty supply distribution business;

•	CDRS Acquisition LLC (Investor), a limited liability company organized by Clayton, Dubilier & Rice Fund VII, L.P., invested $575 million in New Sally in exchange for an equity interest representing approximately 47.55% of New Sally common stock on a fully diluted basis, and Sally Holdings incurred approximately $1.85 billion of indebtedness; and

•	The company’s shareholders received, for each share of common stock then owned, (i) one share of common stock of New Alberto-Culver, (ii) one share of common stock of New Sally and (iii) a $25.00 per share special cash dividend.

To accomplish the results described above, the parties engaged in a number of transactions including:

•	A holding company merger, after which the company was a direct, wholly-owned subsidiary of New Sally and each share of the company’s common stock converted into one share of New Sally common stock.

•	New Sally using a substantial portion of the proceeds of the investment by Investor and the debt incurrence to pay a $25.00 per share special cash dividend to New Sally shareholders (formerly the company’s shareholders) other than Investor. New Sally then contributed the company to New Alberto-Culver and proceeded to spin off New Alberto-Culver by distributing one share of New Alberto-Culver common stock for each share of New Sally common stock.

Notwithstanding the legal form of the transactions, because of the substance of the transactions, New Alberto-Culver will be considered the divesting entity and treated as the “accounting successor” to the company, and New Sally will be considered the “accounting spinnee” for financial reporting purposes in accordance with Emerging Issues Task Force Issue No. 02-11, “Accounting for Reverse Spinoffs.”

In accordance with the provisions of the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the company’s Sally Beauty Supply and Beauty Systems Group business segments will be reported as discontinued operations beginning in the first quarter of fiscal year 2007. Unless otherwise noted, all financial statements and footnote disclosures included herein reflect the consolidated Alberto-Culver Company, including Sally Holdings.

See “note 3” for additional information regarding the Sally Holdings transactions.

Principles of Consolidation and Use of Estimates

The consolidated financial statements include the accounts of Alberto-Culver Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain amounts for prior periods have been reclassified to conform to the current year’s presentation.

During the second quarter of fiscal year 2006, the company determined that certain of the Beauty Supply Distribution business’ warehousing and distribution costs previously classified in the consolidated statements of earnings as components of advertising, marketing, selling and administrative expenses should be classified as cost of products sold to be consistent with the company’s policy of capitalizing these costs in inventory. As a result, the company reclassified expenses related to purchasing costs, freight from distribution centers to the stores and handling costs in the distribution centers for all periods presented. These costs amounted to $92.5 million, $86.6 million and $76.8 million for fiscal years 2006, 2005 and 2004, respectively. The reclassifications had no effect on earnings.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in the financial statements. Actual results may differ from those estimates. Management believes these estimates and assumptions are reasonable.

(2)	Summary of Significant Accounting Policies

Financial Instruments

Highly liquid investments with a maturity of three months or less at the time of purchase are considered to be cash equivalents. These investments are stated at cost which approximates market value.

The company regularly invests in auction rate securities which typically are bonds with 20 to 30 year maturities that have interest rates which reset at short intervals through an auction process. These investments are classified as available for sale short-term investments in the consolidated balance sheets.

The carrying amounts of short-term investments, accounts receivable and accounts payable approximate fair value due to the short maturities of these financial instruments. The fair value of long-term debt, including current maturities, was approximately $124.5 million at September 30, 2006. Fair value estimates are calculated using the present value of the projected debt cash flows based on the current market interest rates of comparable debt instruments.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded for the value of sales to customers and do not bear interest. The receivables are stated net of the allowance for doubtful accounts and other allowances such as estimated cash discounts. In the consolidated statements of earnings, bad debt expense is included in advertising, marketing, selling and administrative expenses and changes in other allowances are included as components of net sales. Trade accounts receivable were $281.5 million and $257.1 million at September 30, 2006 and 2005, respectively.

The determination of the allowance for doubtful accounts requires management to estimate future collections of trade accounts receivable. Management records the allowance for doubtful accounts based on historical collection statistics and current customer credit information.

Inventories and Cost of Products Sold

Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value). When necessary, the company provides allowances to adjust the carrying value of inventories to the lower of cost or market, including costs to sell or dispose, and for estimated inventory shrinkage. Estimates of the future demand for the company’s products, anticipated product re-launches, changes in formulas and packaging and reductions in stock-keeping units are some of the key factors used by management in assessing the net realizable value of inventories. The company estimates inventory shrinkage based on historical experience.

Inventories and cost of products sold include raw material and packaging costs, the cost of merchandise purchased from suppliers, direct expenses incurred to manufacture products and indirect expenses, including such items as purchasing, receiving, quality control, package engineering and production planning.

Property, Plant and Equipment

Property, plant and equipment are carried at cost. Depreciation is recorded primarily on the straight-line method over the estimated useful lives of the respective classes of assets. Buildings and building improvements are depreciated over periods of 20 to 40 years. Leasehold improvements are depreciated over the shorter of the estimated useful lives of the assets or the lives of the related leases. The depreciation of machinery and equipment is over periods of two to fifteen years. Expenditures for maintenance and repairs are expensed as incurred.

In February, 2005, the Securities and Exchange Commission (SEC) issued a letter expressing its interpretations of certain lease accounting issues relating to the amortization of leasehold improvements, the recognition of rent expense when leases have rent holidays and allowances received by tenants for leasehold improvements. As a result of a review of its historical lease accounting practices, the company found some deviations to these interpretations and recorded a pre-tax, non-cash charge in the second quarter of fiscal year 2005 of $2.5 million ($1.6 million after taxes) which reduced basic and diluted net earnings per share by two cents. In addition, net leasehold improvements were increased by $2.0 million and other liabilities were increased by $4.5 million.

Goodwill and Trade Names

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the company determined that its trade names have indefinite lives. Goodwill and trade names are tested for impairment annually or more frequently if significant events or changes indicate possible impairment in accordance with SFAS No. 142. For goodwill impairment testing purposes, the fair values of reporting units are estimated based on the company’s best estimate of the present value of expected future cash flows and are compared with the corresponding carrying value of the reporting unit, including goodwill.

The changes in the carrying amounts of goodwill by operating segment for the fiscal years ended September 30, 2006 and 2005 are as follows:

(In thousands)	Global Consumer Products	Sally Beauty Supply	Beauty Systems Group	Total
Balance at September 30, 2004	$163,002	9,275	295,532	467,809

Additions, net of purchase price adjustments	36,386	839	45,318	82,543
Foreign currency translation	(1,781)	(25)	2,611	805

Balance at September 30, 2005	197,607	10,089	343,461	551,157

Additions, net of purchase price adjustments	4,885	—	9,088	13,973
Foreign currency translation	1,399	71	2,009	3,479

Balance at September 30, 2006	$203,891	10,160	354,558	568,609

The $36.4 million increase in Global Consumer Products’ goodwill in fiscal year 2005 was mainly attributable to the acquisition of Nexxus Products Company (Nexxus) in May, 2005. The $45.3 million increase in Beauty Systems Group’s goodwill in fiscal year 2005 was primarily due to the acquisition of CosmoProf in December, 2004. The $4.9 million increase in Global Consumer Products’ goodwill in fiscal year 2006 was a result of additional consideration related to the Nexxus acquisition. The $9.1 million increase in Beauty Systems Group’s goodwill in fiscal year 2006 was mainly attributable to the acquisition of Salon Success in June, 2006.

Indefinite-lived trade names by operating segment at September 30, 2006 and 2005 are as follows:

(In thousands)	2006	2005
Global Consumer Products	$107,512	105,756
Sally Beauty Supply	713	613
Beauty Systems Group	34,480	30,000

	$142,705	136,369

The increase in Beauty Systems Group’s trade names was due to the acquisition of Salon Success.

Foreign Currency

Foreign currency balance sheet accounts are translated at the rates of exchange in effect at the balance sheet date with any translation gains or losses recorded as accumulated other comprehensive gains or losses on the balance sheet. Results of operations denominated in foreign currencies are translated using the average exchange rates during the period. Foreign currency transaction gains and losses related to results of operations are included in the consolidated statements of earnings and were not significant in any period presented.

Revenue Recognition

The company recognizes revenue on merchandise shipped to customers when title and risk of loss pass to the customer. The company’s Sally Beauty Supply and Beauty Systems Group segments also recognize revenue when a customer consummates a point-of-sale transaction in a store. Provisions for sales returns and cash discounts are made in the period the sales are recorded. Sales returns and allowances were approximately 2% of net sales in fiscal years 2006, 2005 and 2004.

Sales Incentives

Sales incentives include consumer coupons and trade promotion activities such as advertising allowances, off-shelf displays, customer specific coupons, new item distribution allowances, listing fees and temporary price reductions. Sales incentives amounted to $197.6 million, $179.7 million and $165.5 million in fiscal years 2006, 2005 and 2004, respectively, and were classified as reductions of net sales in the consolidated statements of earnings.

The company records accruals for sales incentives based on estimates of the ultimate cost of each program. The company tracks its commitments for sales incentive programs and, using historical experience, records an accrual at the end of each period for the estimated incurred, but unpaid cost of these programs.

Shipping and Handling

Shipping and handling costs related to freight and distribution expenses for delivery directly to customers are included in advertising, marketing, selling and administrative expenses in the consolidated statements of earnings and amounted to $134.8 million, $126.2 million and $103.9 million in fiscal years 2006, 2005 and 2004, respectively. All other shipping and handling costs are included in cost of products sold.

Vendor Allowances

Vendor allowances received by the company as reimbursement for specific, incremental costs incurred by the company to sell a vendor’s product are recorded as reductions of the corresponding costs in advertising, marketing, selling and administrative expenses in the consolidated statements of earnings. All other vendor allowances are reflected as reductions of the purchase price of the vendor’s product and are included in inventories and cost of products sold.

Certain vendor allowances are in the form of rebates which are earned based upon purchase volumes over specified periods of time. Rebates are accrued on purchases when it is probable the rebates will be earned and the amounts can be reasonably estimated.

Advertising and Marketing

Advertising and marketing costs are expensed as incurred and amounted to $306.0 million in 2006, $260.6 million in 2005 and $254.1 million in 2004.

Research and Development

Research and development costs are expensed as incurred and amounted to $14.9 million in 2006, $13.4 million in 2005 and $11.7 million in 2004.

Weighted Average Shares Outstanding

The following table provides information about basic and diluted weighted average shares outstanding:

(In thousands)	2006	2005	2004
Basic weighted average shares outstanding	92,426	91,451	90,026
Effect of dilutive securities:
Assumed exercise of stock options	1,110	1,252	1,527
Assumed vesting of restricted stock	199	177	279
Effect of unrecognized stock-based compensation related to future services	(250)	(42)	—

Diluted weighted average shares outstanding	93,485	92,838	91,832

The computation of diluted weighted average shares outstanding excludes 2.1 million shares in fiscal year 2006, 38,000 shares in fiscal year 2005 and 8,000 shares in fiscal year 2004 since the options were anti-dilutive.

Income Taxes

Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are estimated to be recovered or settled. The effect on deferred tax assets and liabilities resulting from a change in tax rates is recognized in earnings in the period that the tax enactment occurs.

Stock-Based Compensation

Prior to fiscal year 2006, SFAS No. 123, “Accounting for Stock-Based Compensation,” required either the adoption of a fair value based method of accounting for stock-based compensation or the continuance of the intrinsic value method with pro-forma disclosures as if the fair value method was adopted. The company had elected to measure compensation expense for its stock-based plans using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and, accordingly, no compensation cost related to stock options had been recognized in the consolidated statements of earnings, except for the non-cash charge related to the conversion to one class of common stock discussed in “note 4”.

Effective October 1, 2005, the company adopted SFAS No. 123 (R), “Share-Based Payment,” using the modified prospective method. Under this method, compensation expense is recognized for new stock option grants beginning in fiscal year 2006 and for the unvested portion of outstanding stock options that were granted prior to the adoption of SFAS No. 123 (R). The company recognizes compensation expense on a straight-line basis over the vesting period or to the date a participant becomes eligible for retirement, if earlier. In accordance with the modified prospective method, the financial statements for prior periods have not been restated.

(3)	Sally Holdings Transactions

On January 10, 2006, the company entered into an agreement with Regis Corporation (Regis) to merge Sally Holdings with Regis in a tax-free transaction. Pursuant to the terms and conditions of the merger agreement, Sally Holdings was to be spun off to the company’s stockholders by way of a tax-free distribution and, immediately thereafter, combined with Regis in a tax-free stock-for-stock merger.

On April 5, 2006, the company provided notice to Regis that its board of directors had withdrawn its recommendation for shareholders to approve the transaction. Following the company’s notice to Regis, also on April 5, 2006, Regis provided notice to the company that it was terminating the merger agreement effective immediately. In connection with the termination of the merger agreement, the company paid Regis a $50.0 million termination fee on April 10, 2006.

As discussed in “note 1,” on June 19, 2006, the company announced a plan to split Sally Holdings from the consumer products business. Pursuant to an Investment Agreement, on November 16, 2006, Investor paid $575 million to obtain an equity ownership of approximately 47.55% of New Sally and a subsidiary of New Sally incurred approximately $1.85 billion of new debt. As a result of the transaction, the company’s shareholders received, for each share of common stock then owned, (i) one share of common stock of New Alberto-Culver, (ii) one share of common stock of New Sally and (iii) a $25.00 per share special cash dividend.

In connection with these transactions, the company incurred transaction expenses, primarily the termination fee paid to Regis and legal and investment banking fees, during the fourth quarter of fiscal year 2005 and throughout fiscal year 2006. The total amount of transaction expenses, including the termination fee, was $60.2 million ($39.2 million after taxes), of which approximately $58.8 million ($38.3 million after taxes) was expensed by the company during fiscal year 2006. All expenses incurred related to the Regis transaction, including the termination fee, are expected to be deductible for income tax purposes, while most expenses related to the transaction involving Clayton, Dubilier & Rice, Inc. (CD&R) are not expected to be deductible for income tax purposes.

The company has treated the transaction involving CD&R as though it constitutes a change in control for purposes of the company’s stock option and restricted stock plans. As a result, in accordance with the terms of these plans, all outstanding stock options and restricted shares of the company became fully vested upon completion of the transaction on November 16, 2006. The company will record a charge in the first quarter of fiscal year 2007 of approximately $18.0 million which is equal to the amount of future compensation expense that would have been recognized in subsequent periods as the stock options and restricted shares vested over the original vesting periods. As a result of the transaction, primarily all outstanding stock options held by employees of Sally Holdings were converted into options to purchase shares of New Sally common stock. All other outstanding stock options were converted into options to purchase New Alberto-Culver common stock.

In accordance with the Investment Agreement, upon the closing of the transaction, New Sally paid (i) all of Investor’s transaction expenses and a transaction fee in the amount of $30 million to CD&R and (ii) $20 million covering certain of the combined transaction expenses of Sally Holdings and the company and certain other expenses of the company. The transaction expenses of the company, including Sally Holdings’ portion, were expensed by the company as incurred through the date of completion of the transaction.

In addition, in connection with the completion of the transaction, Howard B. Bernick, Chief Executive Officer and President of Alberto-Culver Company, and Michael H. Renzulli, Chairman of Sally Holdings, will terminate their employment with the company and receive certain benefits primarily consisting of combined lump sum cash payments totaling $14.0 million. The company will expense the $14.0 million related to these cash payments and any other benefits in the first quarter of fiscal year 2007.

The following unaudited condensed pro forma consolidated balance sheet of New Alberto-Culver reflects the unaudited condensed consolidated historical balance sheet of the company as of September 30, 2006 as if the transaction separating the company’s consumer products and beauty supply distribution businesses involving CD&R had occurred on that date. The unaudited condensed pro forma consolidated statement of earnings of New Alberto-Culver reflects the continuing operations of the company for the fiscal year ended September 30, 2006 and presents the beauty supply distribution business as discontinued operations. The pro forma adjustments made to the consolidated financial statements are based upon available information and assumptions that management of New Alberto-Culver believes are reasonable; however, such adjustments are subject to change.

Unaudited Condensed Pro Forma Consolidated Balance Sheet of New Alberto-Culver as of September 30, 2006 (in thousands)

Assets
Current assets:
Cash and cash equivalents	$132,719
Short-term investments	99,485
Receivables, net	247,665
Inventories	185,189
Other current assets	36,338

Total current assets	701,396
Property and equipment, net	211,291
Goodwill	203,916
Trade names	107,512
Other assets	62,525

Total assets	$1,286,640

Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$585
Accounts payable	125,546
Accrued expenses	159,512
Income taxes	11,745

Total current liabilities	297,388
Long-term debt	121,701
Other liabilities	56,660

Total liabilities	475,749
Stock options subject to redemption	21,620
Total stockholders’ equity	789,271

Total liabilities and stockholders’ equity	$1,286,640

Unaudited Condensed Pro Forma Consolidated Statement of Earnings of New Alberto-Culver for the Year Ended September 30, 2006 (in thousands, except per share data)

Net sales	$1,428,890
Cost of products sold	692,549

Gross profit	736,341
Advertising, marketing, selling and administrative expenses	622,940
Non-cash charge	4

Operating earnings	113,397
Interest expense, net of interest income	4,054

Earnings from continuing operations before provision for income taxes	109,343
Provision for income taxes	29,596

Earnings from continuing operations	79,747

Earnings from discontinued operations	125,574

Net earnings	$205,321

Earnings per share from continuing operations:
Basic	$0.86

Diluted	$0.85

Net earnings per share:
Basic	$2.22

Diluted	$2.20

(4)	Conversion to One Class of Common Stock

On October 22, 2003, the board of directors approved the conversion of all of the issued shares of Class A common stock into Class B common stock on a one share-for-one share basis in accordance with the terms of the company’s certificate of incorporation. The conversion became effective after the close of business on November 5, 2003. Following the conversion, all outstanding options to purchase shares of Class A common stock became options to purchase an equal number of shares of Class B common stock. On January 22, 2004, all shares of Class B common stock were redesignated as common stock. The single class of common stock trades on the New York Stock Exchange under the symbol “ACV.”

Prior to the adoption of SFAS No. 123 (R), the company accounted for stock compensation expense in accordance with APB Opinion No. 25, which required the company to recognize a non-cash charge from the remeasurement of the intrinsic value of all Class A stock options outstanding on the conversion date. A portion of this non-cash charge was recognized on the conversion date for vested stock options and the remaining non-cash charges related to unvested stock options and restricted shares were being recognized over the remaining vesting periods. As a result, the company recorded non-cash charges against pre-tax earnings of $100.1 million, of which $85.6 million ($55.6 million after taxes) was recognized in fiscal year 2004 and $14.5 million ($9.4 million after taxes) was recognized in fiscal year 2005. The non-cash charges reduced earnings before provision for income taxes, provision for income taxes, net earnings and basic and diluted net earnings per share. The net balance sheet effect of the options remeasurement increased total stockholders’ equity by $30.0 million in fiscal year 2004 and $5.1 million in fiscal year 2005, and resulted in the recognition of deferred tax assets of the same amounts. Due to the adoption of SFAS No. 123 (R) effective October 1, 2005, the amount of the non-cash charge affecting fiscal year 2006 was approximately $4,000. The non-cash charge had no effect on the operating profits or cash flows of the company’s business segments or the consolidated cash flows of the company.

(5)	Accounts Payable and Accrued Expenses

Accounts payable at September 30, 2006 and 2005 include book cash overdrafts of $18.8 million and $25.0 million, respectively.

Accrued expenses consist of the following:

(In thousands)	2006	2005
Compensation and benefits	$130,911	118,146
Advertising and promotions	60,557	59,533
Other	72,717	74,844

	$264,185	252,523

(6)	Long-Term Debt and Other Financing Arrangements

Long-term debt, exclusive of current maturities, consists of the following:

(In thousands)	2006	2005
6.375% debentures due June, 2028	$120,000	120,000
Other	2,322	4,084

	$122,322	124,084

Maturities of long-term debt for the next five fiscal years are as follows (in thousands): 2007—$1,088; 2008—$120,722; 2009—$582; 2010—$235; 2011—$150; 2012 and later—$633.

The company has $120 million of 6.375% debentures outstanding due June 15, 2028. The debentures are subject to repayment, in whole or in part, on June 15, 2008 at the option of the holders. In addition, the company has the option to redeem the debentures at any time, in whole or in part, at a price equal to 100% of the principal amount plus accrued interest and, if applicable, a make-whole premium. In the maturities of long-term debt included above, the timing of the principal payments on the $120.0 million debentures assumes the holders will require repayment of the debentures in June, 2008.

In anticipation of the closing of the transaction separating the consumer products and beauty supply distribution businesses involving CD&R, which occurred on November 16, 2006, the company successfully completed a solicitation of consents from the holders of the $120 million of 6.375% debentures and entered into a supplemental indenture, dated October 5, 2006. Under the terms of the supplemental indenture, the holders consented to the transaction, waived compliance with covenants that may have been violated as a result of the transaction and agreed that following the consummation of the transaction, neither New Sally nor any of its subsidiaries will have any obligation or liability with respect to the debentures and that none of them will be subject to any covenant or any other term of the indenture. On November 16, 2006, an additional supplemental indenture was executed which added New Alberto-Culver as a guarantor of the 6.375% debentures.

The company has a $300 million revolving credit facility which expires August 31, 2009. The facility, which had no borrowings outstanding at September 30, 2006 or 2005, has an interest rate based on a fixed spread over LIBOR and may be drawn in U.S. dollars or certain foreign currencies. In addition, the facility imposes restrictions on such items as total debt, liens, interest expense and rent expense. On November 13, 2006, the company amended the revolving credit facility to include a waiver for all covenants that may have been violated as a result of the transaction separating the consumer products and beauty supply distribution businesses involving CD&R and extended the facility to November 13, 2011.

At September 30, 2006, the company was in compliance with the covenants and other requirements of the 6.375% debentures and the $300 million revolving credit facility.

In September, 2004, the company redeemed $200 million of 8.25% senior notes due November 1, 2005 under the redemption provisions of the notes. In connection with the buyback, the company recorded a pre-tax charge in fiscal year 2004 of $12.6 million ($8.2 million after taxes) or nine cents per basic and diluted net earnings per share consisting primarily of a make-whole premium. As part of the redemption, the company also paid $6.1 million of interest accrued through the redemption date that was originally due to be paid in fiscal year 2005.

At September 30, 2006 and 2005, the company had no off-balance sheet financing arrangements other than operating leases incurred in the ordinary course of business as disclosed in “note 11” and outstanding standby letters of credit primarily related to various insurance programs which totaled $34.7 million and $29.1 million at September 30, 2006 and 2005, respectively.

(7)	Stockholders’ Equity

Following the conversion to one class of common stock discussed in “note 4,” the company has one class of common stock that is listed on the New York Stock Exchange under the symbol “ACV.”

Cash dividends for common stock in fiscal years 2006, 2005 and 2004 were $45.4 million or $.49 per share, $40.8 million or $.445 per share and $33.5 million or $.37 per share, respectively.

On April 28, 2005, the board of directors authorized the company to purchase up to 5,000,000 shares of common stock. No shares have been purchased under this authorization as of September 30, 2006.

On January 21, 2004, the board of directors approved a 3-for-2 stock split in the form of a 50% stock dividend. The additional shares were distributed February 20, 2004 to shareholders of record at the close of business on February 2, 2004. The stock dividend was distributed on outstanding shares, but not on shares held in treasury. All share and per share information in this report, except for treasury shares, has been restated to reflect the 50% stock dividend.

During fiscal years 2006, 2005 and 2004, the company acquired $2.2 million, $2.6 million and $40.1 million, respectively, of common stock surrendered by employees in connection with the exercises of stock options and the payment of withholding taxes as provided under the terms of certain incentive plans. Shares acquired under these plans are not subject to the company’s stock repurchase program.

(8)	Accounting for Stock-Based Compensation

The company provides stock-based compensation under two stock option plans that have been approved by its stockholders. Under these plans, the company is authorized to issue non-qualified stock options to employees and non-employee directors to purchase a limited number of shares of the company’s common stock at a price not less than the fair market value of the stock on the date of grant. Generally, options under the plans expire ten years from the date of grant and are exercisable on a cumulative basis in four equal annual increments commencing one year after the date of grant. A total of 9.2 million shares have been authorized to be issued under the plans, of which 3.0 million shares remain available for future grants as of September 30, 2006. The company also has stock options outstanding under two previous plans which, upon the adoption of the current plans, can no longer issue new grants. The company used treasury shares for all stock option exercises prior to the closing of the transaction separating the consumer products and beauty supply distribution businesses involving CD&R. Following the closing of the transaction and for the foreseeable future, the company expects to issue new shares upon the exercise of stock options.

In fiscal year 2006, in accordance with the provisions of SFAS No. 123 (R) which became effective October 1, 2005, the company recorded stock option expense that reduced earnings before provision for income taxes by $15.9 million, provision for income taxes by $5.6 million, net earnings by $10.3 million and basic and diluted net earnings per share by 11 cents. The expense recorded in the first quarter of fiscal year 2006 included the immediate expensing of the fair value of stock options granted during the quarter to participants who had already met the definition of retirement under the stock option plans. Stock option expense is included in advertising, marketing, selling and administrative expenses in the consolidated statements of earnings. The net balance sheet effect of recognizing stock option expense increased total stockholders’ equity by $5.6 million in fiscal year 2006 and resulted in the recognition of deferred tax assets of the same amount. The company’s consolidated statement of cash flows for fiscal year 2006 reflects $1.8 million of excess tax benefits from employee stock option exercises as a financing cash inflow in accordance with SFAS No. 123 (R). For fiscal years 2005 and 2004, the company’s consolidated statements of cash flows reflect $3.4 million and $21.3 million, respectively, of excess tax benefits from employee stock option exercises as operating cash inflows.

The weighted average fair value of stock options at the date of grant in fiscal years 2006, 2005 and 2004 was $9.42, $9.39 and $9.98, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2006	2005	2004
Expected life	3.5 - 4.5 years	3.5 - 5 years	5 years
Volatility	20.0%	20.0%	23.3% - 24.2%
Risk-free interest rate	4.2% - 5.0%	3.3% -3.8%	2.8% - 3.7%
Dividend yield	1.0%	0.9%	0.7% - 1.0%

The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The expected volatility is based on the historical volatility of the company’s common stock. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the stock options. The dividend yield represents the company’s anticipated cash dividend over the expected life of the stock options.

Stock option activity under the plans is summarized as follows:

	Number of Options (in thousands)	Weighted Average Option Price	Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at September 30, 2005	6,487	$32.79

Granted	1,604	$44.41
Exercised	(1,259)	$25.11
Canceled	(155)	$40.37

Outstanding at September 30, 2006	6,677	$36.86	7.5 years	$91,767

Exercisable at September 30, 2006	4,361	$33.38	6.8 years	$75,112

The total fair value of stock options that vested during fiscal years 2006, 2005 and 2004 was $14.2 million, $13.9 million and $13.7 million, respectively. The total intrinsic value of stock options exercised during fiscal years 2006, 2005 and 2004 was $26.1 million, $35.0 million and $86.7 million, respectively. The tax benefit realized from stock options exercised during fiscal years 2006, 2005 and 2004 was $8.7 million, $13.2 million and $28.9 million, respectively. As of September 30, 2006, the company had $13.7 million of unrecognized compensation cost related to stock options that was expected to be recorded over a weighted average period of 2.3 years. In connection with the closing of the transaction separating the consumer products and beauty supply distribution businesses involving CD&R, the company will record a charge in the first quarter of fiscal year 2007 equal to the amount of future compensation expense that would have been recognized in subsequent periods as the stock options vested over the original vesting periods.

The company is also authorized to grant up to 900,000 restricted shares of common stock to employees under a restricted stock plan that has been approved by stockholders. As of September 30, 2006, approximately 795,000 shares remain authorized for future issuance under the plan. In addition, the company has restricted shares outstanding under a previous restricted stock plan which, upon the adoption of the current plan, can no longer issue new grants. The restricted shares outstanding under these plans meet the definition of “nonvested shares” in SFAS No. 123 (R). The restricted shares generally vest on a cumulative basis in four equal annual installments commencing two years after the date of grant. The total fair market value of restricted shares on the date of grant is amortized to expense on a straight-line basis over the vesting period. The amortization expense related to restricted shares was $1.8 million during fiscal year 2006 and $1.4 million during each of fiscal years 2005 and 2004.

Restricted share activity under the plans is summarized as follows (shares in thousands):

	Number of Shares	Weighted Average Fair Value on Grant Date
Nonvested at September 30, 2005	168	$24.29
Granted	50	$44.73
Vested	(91)	$20.40
Forfeited	(9)	$19.67

Nonvested at September 30, 2006	118	$36.34

The unamortized balance of restricted shares was included in unearned compensation, a separate component of stockholders’ equity, as of September 30, 2005 and was reclassified to additional paid-in capital upon the adoption of SFAS No. 123 (R). As of September 30, 2006, the company had $3.3 million of unearned compensation related to restricted shares that was expected to be amortized to expense over a weighted average period of 3.4 years. In connection with the closing of the transaction separating the consumer products and beauty supply distribution businesses involving CD&R, the company will record a charge in the first quarter of fiscal year 2007 equal to the amount of future compensation expense that would have been recognized in subsequent periods as the restricted shares vested over the original vesting periods.

Had compensation expense for stock option plans been determined based upon the fair value of stock options on the dates of grant and recognized over the vesting period consistent with SFAS No. 123, the company’s pro-forma net earnings and net earnings per share for the fiscal years ended September 30, 2005 and 2004 would have been as follows (in thousands, except per share amounts):

	2005	2004
Reported net earnings:	$210,901	141,770
Add: Stock-based compensation expense included in reported net earnings, net of related income tax effects	10,349	56,534
Less: Stock-based compensation expense determined under the fair value based method for all awards, net of related income tax effects	(10,464)	(12,159)

Pro-forma net earnings	$210,786	186,145

Basic net earnings per share:
As reported	$2.31	1.57
Pro-forma	$2.30	2.07
Diluted net earnings per share:
As reported	$2.27	1.54
Pro-forma	$2.28	2.04

The $10.3 million and $56.5 million additions to reported net earnings in fiscal years 2005 and 2004, respectively, for stock-based compensation expense include $9.4 million and $55.6 million, respectively, of after-tax non-cash charges related to the conversion to a single class of common stock for the same periods. The $10.5 million and $12.2 million deductions in fiscal years 2005 and 2004, respectively, for stock-based compensation expense determined under the fair-value based method include $22,000 and $105,000, respectively, of pro-forma after-tax non-cash charges related to the conversion to a single class of common stock for the same periods. See “note 4” for further discussion of the conversion.

SEC Staff Accounting Bulletin No. 107, “Share-Based Payment,” requires public companies to apply the rules of Accounting Series Release No. 268 (ASR 268), “Presentation in Financial Statements of Redeemable Preferred Stocks,” to stock options with contingent cash settlement provisions. ASR 268 requires securities with contingent cash settlement provisions which are not solely in the control of the issuer, without regard to probability of occurrence, to be classified outside of stockholders’ equity. The company’s stock option plans have a contingent cash settlement provision upon the occurrence of certain change in control events. While the company believes the possibility of occurrence of any such change in control event is remote, the contingent cash settlement of the stock options as a result of such event would not be solely in the control of the company. In accordance with ASR 268, the company has reclassified $29.1 million from additional paid-in capital to “stock options subject to redemption” outside of stockholders’ equity on its consolidated balance sheet as of September 30, 2006. This amount represents the intrinsic value as of November 5, 2003 of currently outstanding stock options which were modified on that date as a result of the company’s conversion to one class of common stock. This amount will be reclassified back into additional paid-in capital in future periods as the related stock options are exercised or canceled.

On November 13, 2006, New Alberto-Culver adopted new stock option and restricted stock plans. Under these plans, New Alberto-Culver is authorized to issue 9,000,000 stock options and 2,500,000 restricted shares to employees and 500,000 stock options to non-employee directors. No further stock options or restricted shares can be issued by New Alberto-Culver under the previous Alberto-Culver stock option and restricted stock plans.

(9)	Business Segments and Geographic Area Information

The company’s Global Consumer Products business is organized into two divisions: (1) Alberto-Culver Consumer Products Worldwide, which develops, manufactures, distributes and markets branded beauty care products as well as branded food and household products in the United States and more than 100 other countries, and (2) Cederroth International, which manufactures, markets and distributes beauty and health care products throughout Scandinavia and in Europe. For reporting purposes, these two divisions are included in the Global Consumer Products segment.

The company’s Beauty Supply Distribution business includes two segments: (1) Sally Beauty Supply, a domestic and international chain of cash-and-carry stores offering professional beauty supplies to both salon professionals and retail customers, and (2) Beauty Systems Group, a full-service beauty supply distributor offering professional brands directly to salons through its own sales force and professional-only stores in exclusive geographical territories in North America and Europe.

The accounting policies of the segments are the same as described in the summary of significant accounting policies in “note 2.” The company accounts for sales between segments as if the sales were to a third party, however, sales between segments are eliminated in consolidation.

Segment data for the years ended September 30, 2006, 2005 and 2004 is as follows:

Business Segments Information

(In thousands)	2006	2005	2004
Net sales:
Global Consumer Products	$1,428,890	1,306,305	1,185,905
Beauty Supply Distribution:
Sally Beauty Supply	1,419,332	1,358,899	1,296,057
Beauty Systems Group	953,768	895,408	801,610

Total	2,373,100	2,254,307	2,097,667
Eliminations	(29,989)	(29,381)	(25,576)

	$3,772,001	3,531,231	3,257,996

Earnings before provision for income taxes:
Global Consumer Products	$146,412	131,548	116,385
Beauty Supply Distribution:
Sally Beauty Supply	185,289	168,663	151,811
Beauty Systems Group	66,928	55,584	70,895

Total	252,217	224,247	222,706

Segment operating profit	398,629	355,795	339,091
Unallocated expenses, net *	(11,488)	(7,630)	(16,977)
Stock option expense (note 8)	(15,949)	—	—
Expenses related to Sally Holdings transactions (note 3)	(58,756)	(1,456)	—
Non-cash charge related to conversion to one class of common stock (note 4)	(4)	(14,507)	(85,602)
Gain on sale of business (note 10)	—	—	10,147
Charge related to redemption of senior notes (note 6)	—	—	(12,589)
Interest expense, net of interest income	(4,146)	(7,739)	(21,426)

	$308,286	324,463	212,644

Identifiable assets:
Global Consumer Products	$1,013,584	928,399	814,897
Beauty Supply Distribution:
Sally Beauty Supply	554,203	465,091	465,813
Beauty Systems Group	770,436	726,182	600,629

Total	1,324,639	1,191,273	1,066,442
Corporate **	244,374	182,451	177,441

	$2,582,597	2,302,123	2,058,780

(In thousands)	2006	2005	2004
Depreciation and amortization expense:
Global Consumer Products	$24,408	22,984	24,203
Beauty Supply Distribution:
Sally Beauty Supply	21,923	20,506	15,596
Beauty Systems Group	16,109	13,400	8,205

Total	38,032	33,906	23,801
Corporate	4,088	3,636	3,138

	$66,528	60,526	51,142

Capital expenditures:
Global Consumer Products	$49,998	38,783	22,599
Beauty Supply Distribution:
Sally Beauty Supply	20,953	33,358	40,241
Beauty Systems Group	9,390	18,878	11,721

Total	30,343	52,236	51,962
Corporate	—	—	170

	$80,341	91,019	74,731

*	“Unallocated expenses, net” principally consists of general corporate expenses.
**	Corporate identifiable assets are primarily cash, cash equivalents and short-term investments.

Geographic data for the years ended September 30, 2006, 2005 and 2004 is as follows:

Geographic Area Information

(In thousands)	2006	2005	2004
Net sales *:
United States	$2,864,234	2,664,889	2,478,020
Foreign	917,781	876,691	794,513
Eliminations	(10,014)	(10,349)	(14,537)

	$3,772,001	3,531,231	3,257,996

Identifiable assets:
United States	$1,619,863	1,507,755	1,320,930
Foreign	718,360	611,917	560,409
Corporate **	244,374	182,451	177,441

	$2,582,597	2,302,123	2,058,780

*	Net sales are attributable to individual countries based on the location of the customer.
**	Corporate identifiable assets are primarily cash, cash equivalents and short-term investments.

(10)	Acquisitions and Sale of Business

On December 1, 2003, the company acquired the net assets of West Coast Beauty Supply, a full-service distributor of professional beauty products, in order to expand the geographic area served by Beauty Systems Group. The total amount paid for the acquisition was $132.2 million. In addition, approximately $5.1 million is expected to be paid in the first quarter of fiscal year 2007 in accordance with the purchase agreement. Goodwill of $80.2 million, including the $5.1 million of future payments, a trade name of $6.4 million and other intangible assets of $8.7 million were recorded as a result of the acquisition and are expected to be deductible for income tax purposes. The acquisition was accounted for using the purchase method and, accordingly, the results of operations of West Coast Beauty Supply have been included in the consolidated financial statements from the date of acquisition. West Coast Beauty Supply is included in the company’s Beauty Systems Group segment.

The following table provides pro-forma results for the fiscal year ended September 30, 2004 as if West Coast Beauty Supply had been acquired on October 1, 2003. Anticipated cost savings and other effects of the planned integration of West Coast Beauty Supply are not included in the pro-forma results. The pro-forma amounts presented are not necessarily indicative of the results that would have occurred had the acquisition been completed as of October 1, 2003, nor are the pro-forma amounts necessarily indicative of future results. Pro-forma information for the fiscal years ended September 30, 2006 and 2005 is not provided since West Coast Beauty Supply’s results of operations are included for the full years.

(In thousands)	2004
Pro-forma net sales	$3,288,412
Pro-forma net earnings	$142,478
Pro-forma net earnings per share:
Basic	$1.58
Diluted	$1.55

The pro-forma amounts for fiscal year 2004 include the non-cash charge related to the conversion to one class of common stock (note 4), the gain on the sale of Indola, the tax benefit from the liquidation of certain foreign legal entities related to the sale of the Indola business and the charge for the redemption of $200 million of 8.25% senior notes (note 6). In total, these non-core items reduced fiscal year 2004 net earnings by $53.7 million and basic and diluted net earnings per share by 60 cents and 59 cents, respectively.

On December 31, 2004, the company acquired CosmoProf, a full-service distributor of professional beauty products, in order to further expand the geographic area served by Beauty Systems Group. The total purchase price was $91.2 million, with $84.8 million of this amount paid at closing. The remaining $6.4 million of the purchase price was paid in the third and fourth quarters of fiscal year 2005 upon finalization of the closing balance sheet. Goodwill of $54.2 million, trade names of $19.7 million and other intangible assets of $4.9 million were recorded as a result of the acquisition, substantially all of which are expected to be deductible for tax purposes. The acquisition was accounted for using the purchase method and, accordingly, the results of operations of CosmoProf are included in the consolidated financial statements from the date of acquisition. CosmoProf is included in the company’s Beauty Systems Group segment. Pro-forma information for CosmoProf is not provided since it is not material to the company’s consolidated results of operations.

On May 18, 2005, the company acquired substantially all the assets of Nexxus. The company intends to use the Nexxus line of hair care products to expand its market share in the hair care category and provide higher profit margins. The total amount paid for the acquisition in fiscal year 2005 was $46.5 million. In accordance with the purchase agreement, additional consideration of up to $55.0 million may be paid over the ten years following the closing of the acquisition based on a percentage of sales of Nexxus branded products. Such additional consideration will be accrued in the period the company becomes obligated to pay the amounts and will increase the amount of goodwill resulting from the acquisition. In September, 2006, the company paid $4.6 million of additional consideration covering the one year period from July 1, 2005 to June 30, 2006. At September 30, 2006, the company owed $303,000 of additional consideration which is expected to be paid in the fourth quarter of fiscal year 2007. Goodwill of $32.6 million, a trade name of $12.6 million and other intangible assets of $2.0 million have been recorded as a result of the acquisition and are expected to be deductible for tax purposes. The acquisition was accounted for using the purchase method and, accordingly, the results of operations of Nexxus have been included in the consolidated financial statements from the date of acquisition. Nexxus is included in the company’s Global Consumer Products segment. Pro-forma information for Nexxus is not provided since the Nexxus business acquired is not material to the company’s consolidated results of operations.

On June 8, 2006, the company acquired Salon Success, a U.K. based distributor of professional beauty products, in order to expand the geographic area served by Beauty Systems Group. The total purchase price was $22.2 million. Approximately $1.8 million of the estimated purchase price will be paid in equal annual amounts over the three years following the closing of the acquisition. In accordance with the purchase agreement, additional consideration of up to $2.2 million may be paid over the same three year period based on sales to a specific customer. Such additional consideration will be accrued in the period the company becomes obligated to pay the amounts and will increase the amount of goodwill resulting from the acquisition. In September, 2006, the company made its first additional consideration payment of $192,000. Goodwill of $10.6 million, trade names of $4.4 million and other intangible assets of $3.3 million have been recorded as a result of the acquisition and are not expected to be deductible for tax purposes. The acquisition was accounted for using the purchase method and, accordingly, the results of operations of Salon Success have been included in the consolidated financial statements from the date of acquisition. Salon Success is included in the company’s Beauty Systems Group segment. Pro-forma information for Salon Success is not provided since it is not material to the company’s consolidated results of operations.

In addition to the acquisitions discussed above, the company made other acquisitions during fiscal years 2005 and 2004 which individually were insignificant to the consolidated financial statements. The total amount of cash paid for these other acquisitions in fiscal years 2005 and 2004 was $14.9 million and $34.9 million, respectively. These acquisitions were accounted for using the purchase method and, accordingly, the results of operations of the acquired businesses have been included in the consolidated financial statements from the dates of acquisition. Total goodwill of $9.5 million and $19.4 million was recorded in fiscal years 2005 and 2004, respectively, as a result of these acquisitions. In respect thereto, the company acquired $1.3 million and $13.0 million of trade names in fiscal years 2005 and 2004, respectively.

In June, 2004, the company sold its Indola European professional hair care business. As a result of the sale, the company recorded a $10.1 million gain ($5.7 million after taxes) in the third quarter of fiscal year 2004 which increased basic and diluted net earnings per share by six cents. In September, 2004, the company completed the liquidation of two foreign legal entities related to the Indola business and, as a result, recognized a tax benefit of $4.4 million in fiscal year 2004 which increased basic and diluted net earnings per share by five cents.

(11)	Lease Commitments

The major portion of the company’s leases are for Sally Beauty Supply and Beauty Systems Group stores. Other leases cover certain manufacturing and warehousing properties, office facilities and data processing equipment. Certain of the company’s leases include renewal options and escalation clauses. At September 30, 2006, future minimum payments under non-cancelable operating leases by fiscal year are as follows:

(In thousands)
2007	$110,910
2008	92,046
2009	69,976
2010	50,797
2011	34,497
2012 and later	62,170

Total minimum lease payments	$420,396

Total rental expense for operating leases amounted to $147.8 million in 2006, $132.7 million in 2005 and $119.0 million in 2004. Certain leases require the company to pay real estate taxes, insurance, maintenance and special assessments.

(12)	Income Taxes

The provision for income taxes consists of the following:

(In thousands)	2006	2005	2004
Current:
Federal	$70,803	75,491	59,945
Foreign	20,317	23,341	20,997
State	7,122	7,680	7,399

	98,242	106,512	88,341

Deferred:
Federal	3,582	11,500	(16,931)
Foreign	1,000	(2,952)	(1,052)
State	141	(1,498)	516

	4,723	7,050	(17,467)

	$102,965	113,562	70,874

The difference between the U.S. statutory federal income tax rate and the effective income tax rate is summarized below:

	2006	2005	2004
U.S. statutory income tax rate	35.0%	35.0%	35.0%
Effect of foreign income tax rates	(3.1)	(.8)	(3.8)
State income taxes, net of federal tax benefit	1.5	1.2	2.4
Tax exempt interest income	(.5)	(.2)	(.4)
Other, net	.5	(.2)	.1

Effective income tax rate	33.4%	35.0%	33.3%

In fiscal year 2006, the “effect of foreign income tax rates” was affected by the favorable resolutions of certain international tax audits, a reduction in the income tax accrual for certain foreign entities following the expiration of the statute of limitations and the expected utilization of additional foreign tax credits. In September, 2004, the company completed the liquidation of two foreign legal entities related to the Indola business sold in June, 2004 and, as a result, recognized a tax benefit of $4.4 million. This tax benefit, which is included in the above table under “effect of foreign income tax rates,” reduced the company’s effective income tax rate by 2.1% in 2004.

Significant components of the company’s deferred tax assets and liabilities at September 30, 2006 and 2005 are as follows:

(In thousands)	2006	2005
Deferred tax assets attributable to:
Non-cash charge related to conversion to one class of common stock and stock option expense	$16,422	17,657
Foreign loss carryforwards	16,382	14,961
Accrued expenses	20,142	20,712
Long-term liabilities	13,307	10,869
Inventory adjustments	7,247	4,083
Other	1,807	2,971

Total gross deferred tax assets	75,307	71,253
Valuation allowance	(15,725)	(14,329)

Net deferred tax assets	59,582	56,924

Deferred tax liabilities attributable to depreciation and amortization	75,720	65,234

Net deferred tax liabilities	$16,138	8,310

Other current assets at September 30, 2006 and 2005 include $27.4 million and $24.8 million, respectively, of net deferred tax assets. Management believes that it is more likely than not that results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

The non-cash charge related to the conversion to one class of common stock and the recording of stock option expense resulted in the recognition of a deferred tax asset of $5.6 million and $5.1 million in fiscal years 2006 and 2005, respectively. During fiscal years 2006 and 2005, the deferred tax asset was reduced by $6.9 million and $9.8 million, respectively, for current tax benefits recognized upon the exercise of stock options subsequent to the conversion and the recording of stock option expense, resulting in a deferred tax asset of $16.4 million at September 30, 2006.

The excess tax benefit realized upon the exercise of stock options is recorded in additional paid-in capital and totaled $1.8 million, $3.4 million and $21.3 million in fiscal years 2006, 2005 and 2004, respectively.

Domestic earnings before provision for income taxes were $228.3 million, $261.3 million and $144.3 million in fiscal years 2006, 2005 and 2004, respectively. Foreign operations had earnings before provision for income taxes of $80.0 million, $63.2 million and $68.3 million in fiscal years 2006, 2005 and 2004, respectively.

Undistributed earnings of the company’s foreign operations amounting to $267.5 million at September 30, 2006 are intended to remain permanently invested to finance future growth and expansion. Accordingly, no U.S. income taxes have been provided on those earnings at September 30, 2006.

(13)	New Accounting Pronouncements

In July, 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the recognition threshold and measurement requirements for tax positions taken or expected to be taken in tax returns and provides guidance on the related classification and disclosure. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. Accordingly, the company will adopt FIN No. 48 no later than the beginning of fiscal year 2008. The company is currently evaluating the effects that the adoption of FIN No. 48 will have on its consolidated financial statements.

In September, 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the quantification of financial statement misstatements in order to eliminate the diversity in practice that currently exists among public companies. SAB No. 108 is required to be applied to annual financial statements for the first fiscal year ending after November 15, 2006. Accordingly, the company will comply with the provisions of SAB No. 108, as applicable, no later than the fourth quarter of fiscal year 2007. The company is currently evaluating the effects that the application of SAB No. 108 will have on its consolidated financial statements.

(14)	Subsequent Event (Unaudited)

On November 27, 2006, New Alberto-Culver committed to a plan to terminate employees as part of a reorganization following the completion of the transaction separating the company’s consumer products and beauty supply distribution businesses involving CD&R. As part of the reorganization, New Alberto-Culver’s worldwide workforce of approximately 3,800 will be reduced by approximately 90. New Alberto-Culver expects to take restructuring charges in the first and second quarters of fiscal year 2007 related to this reorganization, primarily for severance benefits for the affected employees. On December 1, 2006, New Alberto-Culver also announced that it plans to sell its corporate airplane in early 2007 and that it expects to close its manufacturing facility in Dallas, Texas by the end of 2007.

(15)	Quarterly Financial Data (Unaudited)

Unaudited quarterly consolidated statement of earnings information for the fiscal years ended September 30, 2006 and 2005 is summarized below (in thousands, except per share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2006:
Net sales	$898,265	946,778	952,707	974,251
Gross profit	$427,939	469,726	464,085	461,362
Net earnings	$52,103	56,851	30,524	65,843
Net earnings per share:
Basic *	$.57	.62	.33	.71
Diluted	$.56	.61	.33	.70
2005:
Net sales	$847,534	884,075	898,879	900,743
Gross profit	$405,999	424,221	427,760	428,868
Net earnings	$49,418	49,078	53,437	58,968
Net earnings per share:
Basic *	$.54	.54	.58	.64
Diluted *	$.53	.53	.57	.63

*	The sum of the quarterly per share amounts does not equal the annual per share amounts due to changes in weighted average shares outstanding during the year and rounding.

Fiscal year 2006 quarterly net earnings and basic and diluted net earnings per share include the following non-core expense items:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Non-cash charge related to conversion to one class of common stock (note 4):
Net earnings	$(1)	(1)	—	(1)
Net earnings per share:
Basic	$—	—	—	—
Diluted	$—	—	—	—
Stock option expense (note 8):
Net earnings	$(4,452)	(2,044)	(1,885)	(1,954)
Net earnings per share:
Basic	$(.05)	(.02)	(.02)	(.02)
Diluted	$(.05)	(.02)	(.02)	(.02)
Expenses related to Sally Holdings transactions (note 3):
Net earnings	$(2,547)	(978)	(32,568)	(2,200)
Net earnings per share:
Basic *	$(.03)	(.01)	(.35)	(.02)
Diluted *	$(.03)	(.01)	(.34)	(.02)

*	The sum of the quarterly per share amounts does not equal the annual per share amounts due to changes in weighted average shares outstanding during the year and rounding.

Fiscal year 2005 quarterly net earnings and basic and diluted net earnings per share include the following non-core expense items:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Non-cash charge related to conversion to one class of common stock (note 4):
Net earnings	$(2,464)	(2,332)	(2,392)	(2,241)
Net earnings per share:
Basic *	$(.03)	(.02)	(.03)	(.03)
Diluted *	$(.03)	(.02)	(.03)	(.03)
Expenses related to Sally Holdings transactions (note 3):
Net earnings	$—	—	—	(947)
Net earnings per share:
Basic	$—	—	—	(.01)
Diluted	$—	—	—	(.01)

*	The sum of the quarterly per share amounts does not equal the annual per share amounts due to changes in weighted average shares outstanding during the year and rounding.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Alberto-Culver Company:

We have audited the accompanying consolidated balance sheets of Alberto-Culver Company and subsidiaries as of September 30, 2006 and 2005, and the related consolidated statements of earnings, cash flows and stockholders’ equity for each of the years in the three-year period ended September 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alberto-Culver Company and subsidiaries as of September 30, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in “note 2” to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation effective October 1, 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Alberto-Culver Company’s internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 12, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

KPMG LLP

Chicago, Illinois

December 12, 2006

Management’s Report on Internal Control over Financial Reporting

Management of Alberto-Culver Company and its subsidiaries (the company) is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. The company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, management assessed the effectiveness of the company’s internal control over financial reporting as of September 30, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the company’s internal control over financial reporting was effective as of September 30, 2006.

Management’s assessment of the effectiveness of the company’s internal control over financial reporting as of September 30, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ V. James Marino	/s/ William J. Cernugel
V. James Marino	William J. Cernugel
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

December 12, 2006

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Stockholders

Alberto-Culver Company:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Alberto-Culver Company maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Alberto-Culver Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Alberto-Culver Company maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Alberto-Culver Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alberto-Culver Company and subsidiaries as of September 30, 2006 and 2005, and the related consolidated statements of earnings, cash flows and stockholders’ equity for each of the years in the three-year period ended September 30, 2006, and our report dated December 12, 2006 expressed an unqualified opinion on those consolidated financial statements. As discussed in “note 2” to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation effective October 1, 2005.

/s/ KPMG LLP

KPMG LLP

Chicago, Illinois

December 12, 2006

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	As of the end of the period covered by this Annual Report on Form 10-K, Alberto-Culver carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer of the company have concluded that Alberto-Culver disclosure controls and procedures are effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	There were no changes in Alberto-Culver’s internal control over financial reporting that occurred during the company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

(c)	“Management’s Report on Internal Control over Financial Reporting” and KPMG LLP’s “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting” for the year ended September 30, 2006 are included within Item 8 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

New Alberto-Culver’s board of directors is comprised of eleven directors, eight of whom are considered independent under the independence requirements of the NYSE.

Set forth below is information concerning New Alberto-Culver’s directors and executive officers.

Name	Age	Position
Carol L. Bernick	54	Chairman of the Board of Directors
V. James Marino	56	President, Chief Executive Officer and Director
John R. Berschied, Jr.	63	Group Vice President, Global Research and Development
William J. Cernugel	64	Senior Vice President and Chief Financial Officer
Richard Gerstein	41	Chief Marketing Officer
Richard J. Hynes	59	Senior Vice President
Richard Mewborn	47	Vice President, Worldwide Operations
Gary P. Schmidt	55	Senior Vice President, General Counsel and Secretary
James G. Brocksmith, Jr.	65	Director
Thomas A. Dattilo	55	Director
Governor Jim Edgar	60	Director
George L. Fotiades	53	Director
King Harris	63	Director
Leonard H. Lavin	87	Director
Katherine S. Napier	51	Director
Robert H. Rock, D.B.A.	56	Director
Sam J. Susser	67	Director

Carol L. Bernick is the executive Chairman of the Board of Directors of New Alberto-Culver. Prior to the Separation, Mrs. Bernick served as Chairman of the Alberto-Culver Board of Directors since October, 2004 and has served as a director of Alberto-Culver since 1984. She served as President of Alberto-Culver USA, Inc., a wholly-owned subsidiary of Alberto-Culver, from 1994 to October, 2004; as Vice Chairman of Alberto-Culver from 1998 to October, 2004; as President of Alberto-Culver Consumer Products Worldwide, a division of Alberto-Culver, from June, 2002 to October, 2004; as Assistant Secretary of Alberto-Culver from 1990 to October, 2004; and as President of Alberto-Culver North America, formerly a division of Alberto-Culver, from 1998 to June, 2002. Mrs. Bernick is the daughter of Leonard H. Lavin.

V. James Marino is New Alberto-Culver’s President and Chief Executive Officer, as well as a director of New Alberto-Culver. Prior to the Separation, Mr. Marino served as the President of Alberto-Culver Consumer Products Worldwide since October, 2004. From July, 2002 to October, 2004, Mr. Marino served as the President of Alberto Personal Care Worldwide, a division of Alberto-Culver. From 2000 to July, 2002, he served as Group Vice President of Marketing, Alberto-Culver North America.

John R. Berschied, Jr. is New Alberto-Culver’s Group Vice President, Global Research and Development. Prior to the Separation, Mr. Berschied served as the Group Vice President, Global Research and Development of Alberto-Culver since May, 2000.

William J. Cernugel is New Alberto-Culver’s Senior Vice President and Chief Financial Officer. Prior to the Separation, Mr. Cernugel served as the Senior Vice President and Chief Financial Officer of Alberto-Culver since May, 2000. From 1993 to May, 2000, he served as Senior Vice President, Finance. On November 17, 2006, Mr. Cernugel announced his intention to retire from his current office effective on or about the appointment by New Alberto-Culver of his successor.

Richard Gerstein is New Alberto-Culver’s Chief Marketing Officer. Prior to the Separation, Mr. Gerstein served as the Chief Marketing Officer of Alberto Personal Care Worldwide since April, 2005. From 2001 to April, 2005, he served as Chief Executive Officer of reflect.com.

Richard J. Hynes is New Alberto-Culver’s Senior Vice President. Prior to the Separation, Mr. Hynes served as Senior Vice President of Alberto Personal Care Worldwide since October, 2002. From September, 2001 to October, 2002, he served as Group Vice President of Alberto Personal Care Worldwide.

Richard Mewborn is New Alberto-Culver’s Vice President, Worldwide Operations. Prior to the Separation, Mr. Mewborn served as Alberto-Culver’s Vice President of Worldwide Operations since August, 2003. From December, 2001 to August, 2003, he served as Latin American Regional Supply Director for Reckitt Benckiser. Prior to that, Mr. Mewborn served as North American Manufacturing Vice President for Reckitt Benckiser since December, 1999.

Gary P. Schmidt is New Alberto-Culver’s Senior Vice President, General Counsel and Secretary. Prior to the Separation, Mr. Schmidt served as the Senior Vice President, General Counsel and Secretary of Alberto-Culver since January, 2005. From January, 2004 to January, 2005, he served as the Senior Vice President, General Counsel and Assistant Secretary of Alberto-Culver. Prior to that, Mr. Schmidt served as the Vice President, General Counsel and Assistant Secretary of Alberto-Culver since 1997.

James G. Brocksmith, Jr. is a director of New Alberto-Culver. Prior to the Separation, he served as a director of Alberto-Culver since October, 2002. Mr. Brocksmith has been an independent business consultant for longer than the past five years. From 1990 to 1996, Mr. Brocksmith was the Deputy Chairman and Chief Operating Officer for the U.S. Operations of KPMG Peat Marwick LLP, a predecessor of KPMG LLP. Mr. Brocksmith is also a director of AAR Corp., Nationwide Financial Services, Inc. and Sempra Energy.

Thomas A. Dattilo became a director of New Alberto-Culver on December 1, 2006. He served as the Chairman, President and Chief Executive Officer of Cooper Tire & Rubber Company, a global manufacturer and marketer of passenger, light truck and commercial tires, from April, 2000 to August, 2006. Mr. Dattilo is also a director of Harris Corporation.

Governor Jim Edgar is a director of New Alberto-Culver. Prior to the Separation, he served as a director of Alberto-Culver since October, 2002. He has served as a Distinguished Fellow at the University of Illinois’ Institute of Government and Public Affairs where he has been a teacher and lecturer since 1999. Governor Edgar served as the Governor of Illinois from 1991 through 1999. Governor Edgar is also a director of Horizon Group Properties, Inc., DWS Scudder (Chicago Board), John B. Sanfilippo & Son, Inc. and Youbet.com, Inc. Governor Edgar is a member of the Economic Club of Chicago and the Commercial Club. He is also a member of the board of the Chicago Council on Global Affairs.

George L. Fotiades became a director of New Alberto-Culver on December 1, 2006. From February, 2004 to May, 2006, he served as the President and Chief Operating Officer of Cardinal Health, Inc., a provider of products and services supporting the healthcare industry. Prior to that, he was Cardinal Health’s President and Chief Executive Officer of Life Sciences Products and Services from December, 2002 to February, 2004 and Executive Vice President and President and Chief Operating Officer of Pharmaceutical Technologies and Services from November, 2000 to December, 2002. Mr. Fotiades is also a director of ProLogis.

King Harris is a director of New Alberto-Culver. Prior to the Separation, he served as a director of Alberto-Culver since July, 2002. Mr. Harris has served as the Chairman of Harris Holdings, Inc., a private investment firm, since 2000 and is a consultant to Honeywell International. From 1987 through 2000, he served as the President and Chief Executive Officer of Pittway Corporation (now the Automation and Control Products Business of Honeywell International). Mr. Harris is the Non-Executive Chairman of the Board of AptarGroup, Inc.

Leonard H. Lavin is Chairman Emeritus and a director of New Alberto-Culver. Mr. Lavin is a founder of Alberto-Culver and was Chairman Emeritus of Alberto-Culver since October, 2004. He has served as a director of Alberto-Culver since 1955 and served as Chairman of Alberto-Culver from 1955 to October, 2004. Mr. Lavin is the father of Carol L. Bernick.

Katherine S. Napier became a director of New Alberto-Culver on December 1, 2006. She served as a Senior Vice President of Marketing for McDonald’s Corporation from November, 2002 to March, 2006. She was the Vice President, North American Pharmaceuticals for The Procter & Gamble Company from July, 1997 to June, 2002. Ms. Napier is also a director of Third Wave Technologies, Inc.

Robert H. Rock, D.B.A. is a director of New Alberto-Culver. Prior to the Separation, he served as a director of Alberto-Culver since 1995. Dr. Rock served as the President of MLR Holdings, LLC, an investment company with holdings in publishing and information businesses, for longer than the past five years. Dr. Rock has also served as Chairman of Metroweek Corporation, a publisher of weekly newspapers and specialty publications, for more than the past five years. Dr. Rock is also a director of Quaker Chemical Corporation, Advanta Corp. and Penn Mutual Life Insurance Company.

Sam J. Susser is a director of New Alberto-Culver. Prior to the Separation, he served as a director of Alberto-Culver since January, 2001. Mr. Susser has been a director of Susser Holdings, Inc., an operator of convenience stores under the brand name “Stripes,” since 2006. Previously, he had been the Chairman of SSP Partners, the predecessor to Susser Holdings, Inc., since 1995.

Annual Meeting

New Alberto-Culver’s amended and restated by-laws provide that an annual meeting of stockholders will be held each year on a date specified by the board of directors. New Alberto-Culver expects the next annual meeting of its stockholders to be held in January, 2008.

Audit Committee

The New Alberto-Culver audit committee is comprised of the following members: James G. Brocksmith, Jr., Chairman, Thomas A. Dattilo, George L. Fotiades, King Harris, Katherine S. Napier and Sam J. Susser, each of whom is considered independent under the independence requirements of the NYSE and the Exchange Act and financially literate as required by the NYSE. The New Alberto-Culver board of directors has determined that Mr. Brocksmith and Mr. Susser each qualifies as an audit committee financial expert, as such term is defined by the SEC. In addition, the New Alberto-Culver board of directors has determined that the simultaneous service by Mr. Brocksmith on the audit committee of more than three public companies does not impair his ability to effectively serve on the audit committee of the New Alberto-Culver board of directors.

The New Alberto-Culver audit committee assists the New Alberto-Culver board of directors in fulfilling its oversight responsibilities for:

•	the integrity of New Alberto-Culver’s financial statements;

•	New Alberto-Culver’s compliance with legal and regulatory requirements;

•	the independent auditor’s qualifications and independence; and

•	the performance of New Alberto-Culver’s internal audit function and independent auditors.

The New Alberto-Culver audit committee has established a pre-approval policy to pre-approve all permissible audit and non-audit services provided by New Alberto-Culver’s independent auditors. On an annual basis, the New Alberto-Culver audit committee will review and provide pre-approval for certain types of services that may be rendered by the independent auditors, together with a budget for the applicable fiscal year. The pre-approval policy also requires the pre-approval of any fees that are in excess of the amount budgeted by the audit committee. The pre-approval policy contains a provision delegating pre-approval authority to the chairman of the New Alberto-Culver audit committee in instances when pre-approval is needed prior to a scheduled audit committee meeting. The chairman of the New Alberto-Culver audit committee is required to report on such pre-approvals at the next scheduled audit committee meeting.

In those situations where estimated fees are less than $25,000, the Chief Financial Officer may authorize KPMG LLP to commence work on engagements of up to $25,000 in the aggregate in a calendar quarter for those types of services that the audit committee has pre-approved for the applicable fiscal year. The Chief Financial Officer is responsible for reporting those authorizations at the next scheduled audit committee meeting. Any type of service that has not been pre-approved by the audit committee will require specific pre-approval by the audit committee.

The New Alberto-Culver audit committee is governed by the New Alberto-Culver audit committee charter, which was adopted by the New Alberto-Culver board of directors and is available at New Alberto-Culver’s website at www.alberto.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires executive officers, directors and persons who beneficially own more than 10% of a registered class of a registrant’s equity securities to file reports of ownership and changes in ownership with the SEC, the NYSE and the registrant. Based solely on its review of such reports received by it, New Alberto-Culver believes that during fiscal year 2006, Alberto-Culver’s executive officers, directors and greater than 10% beneficial owners complied with all such filing requirements except that Mr. Howard B. Bernick, former President and Chief Executive Officer of the Company, and Mrs. Carol L. Bernick reported one gift of a nominal number of shares on a Form 4 after the required filing date.

Code of Ethics, Code of Business Conduct and Ethics, Governance Guidelines and Other NYSE Required Disclosures

New Alberto-Culver has adopted a code of ethics that applies to the Chief Executive Officer, Chief Financial Officer and Corporate Controller. New Alberto-Culver will provide copies of such code of ethics to any person, without charge, upon written request to the Corporate Secretary. New Alberto-Culver intends to disclose on its website at www.alberto.com any substantive amendment to, or waiver from, a provision of the code of ethics that applies to these individuals or persons performing similar functions.

New Alberto-Culver has adopted (a) Governance Guidelines, (b) a Code of Business Conduct and Ethics that applies to directors, officers and employees and (c) charters for the audit, compensation and leadership development, and nominating/governance committees of the board of directors. Copies of these documents are available on New Alberto-Culver’s website at www.alberto.com and are available in print to any person, without charge, upon written request to the Corporate Secretary.

It is New Alberto-Culver’s policy that a majority of directors meet the criteria for independence established by the NYSE. To assist in making the determination of independence, the board of directors adopted the following categorical independence standards, which state a director will not be independent if:

•	The director is, or has been within the last three years, an employee of the company, or an immediate family member is, or has been within the last three years, an executive officer of the company.

•	The director has received, or has an immediate family member who has received, during any twelve-month period within the last three years, more than $100,000 in direct compensation from the company, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service).

•	(A) The director or an immediate family member is a current partner of a firm that is the company’s internal or external auditor; (B) the director is a current employee of such a firm; (C) the director has an immediate family member who is a current employee of such a firm and who participates in the firm’s audit, assurance or tax compliance (but not tax planning) practice; or (D) the director or an immediate family member was within the last three years (but is no longer) a partner or employee of such a firm and personally worked on the company’s audit within that time.

•	The director or an immediate family member is, or has been within the last three years, employed as an executive officer of another company where any of the company’s present executive officers at the same time serves or served on that company’s compensation committee.

•	The director is a current employee, or an immediate family member is a current executive officer, of a company that has made payment to, or received payments from, the company for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1.0 million or 2% of such other company’s consolidated gross revenues.

•	The director who is an executive officer or an employee, or whose immediate family member is an executive officer, of a company that is indebted to the company, or to which the company is indebted, in an amount that exceeds the greater of $1.0 million or 2% of the total consolidated gross revenues of either the company or such other company is not independent until three years after falling below such threshold.

For purposes of these categorical standards, the term “the company” also includes New Alberto-Culver. The board of directors has affirmatively determined that Messrs. Brocksmith, Dattilo, Edgar, Fotiades, Harris, Rock, and Susser and Ms. Napier are independent, in accordance with these categorical standards, since none of these directors have any material relationships with the company.

The board of directors has a process for interested parties to send communications directly to the Presiding Director, the non-management directors or the entire board of directors of New Alberto-Culver. In order to do so, interested parties can mail any communications directly to the attention of the Presiding Director at New Alberto-Culver’s headquarters at 2525 Armitage Avenue, Melrose Park, Illinois 60160. The Presiding Director shall determine what, if any, actions need be taken with respect to each communication including discussing such matters with only the non-management directors, a specific committee or the full board. Currently, the Presiding Director is Mr. Brocksmith. A new Presiding Director is appointed automatically each meeting in alphabetical order among all non-management directors, and such person acts as chairman during board meetings in which employee directors are not present.

V. James Marino and William J. Cernugel have provided certifications to the SEC as required by Section 302 of the Sarbanes-Oxley Act of 2002. These certifications are included as Exhibits 31(a) and 31(b) to this Form 10-K.

As required by the NYSE, on February 10, 2006, Howard B. Bernick submitted his annual certification to the NYSE that stated he was not aware of any violation by the company of the NYSE corporate governance listing standards.

ITEM 11.	EXECUTIVE COMPENSATION

Historical Compensation of Executive Officers

The following table contains compensation information for New Alberto-Culver’s Chief Executive Officer, the four other most highly compensated named executive officers of New Alberto-Culver and the former Chief Executive Officer of Alberto-Culver. The determination of the four most highly compensated persons was based on employment with Alberto-Culver for the year ended September 30, 2006. These executive officers are referred to herein as the “New Alberto-Culver named executive officers.” All of the information included in this table reflects compensation earned by the New Alberto-Culver named executive officers for services rendered to Alberto-Culver and its subsidiaries. Unless the context suggests otherwise, references to “restricted stock” and “stock options” mean shares of Alberto-Culver common stock and options to purchase Alberto-Culver common stock, respectively. Amounts shown are for individuals in their last position with Alberto-Culver and do not necessarily reflect the compensation which these individuals will earn in their new capacities as executive officers of New Alberto-Culver.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation			All other Compensation ($)
	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation (1) ($)	Awards		Payouts
Name and Principal Position					Restricted Stock Awards (2) ($)	Securities Underlying Options (3) (#)	LTIP Payouts (4) ($)
Carol L. Bernick Chairman	2006 2005 2004	650,000 650,000 1,000,000	610,000 657,000 1,256,000	132,089 147,240 123,779	0 0 0	80,000 79,000 90,000	0 0 640,000	248,315 354,919 374,807	(5)

V. James Marino President and Chief Executive Officer	2006 2005 2004	531,250 475,000 357,750	610,000 650,000 550,000	0 0 0	0 0 0	50,000 43,000 33,000	0 0 140,000	123,878 184,901 134,971	(6)

John R. Berschied, Jr. Group Vice President, Global Research and Development	2006 2005 2004	332,500 325,000 322,750	301,000 325,000 258,000	0 0 0	0 0 0	15,000 15,000 17,250	0 0 110,000	73,436 63,150 90,081	(7)

Richard J. Hynes Senior Vice President	2006 2005 2004	356,500 342,750 330,250	424,000 600,000 455,000	0 0 0	0 0 0	22,000 21,500 23,700	0 0 150,000	101,843 57,566 94,360	(8)

Gary P. Schmidt Senior Vice President, General Counsel and Secretary	2006 2005 2004	321,750 309,000 293,750	346,000 246,000 340,000	0 0 0	0 0 0	20,000 19,300 21,000	0 0 140,000	61,410 108,361 87,904	(9)

Howard B. Bernick Former President and Chief Executive Officer	2006 2005 2004	1,550,000 1,550,000 1,550,000	1,455,000 1,412,000 2,001,000	177,023 106,808 94,131	0 0 0	180,000 182,000 201,000	0 0 1,450,000	584,796 674,955 619,561	(10)

(1)	In 2006, 2005 and 2004, the amount includes $112,089, $132,240 and $117,356, respectively, for Mrs. Bernick and $177,023, $106,808 and $87,708, respectively, for Mr. Bernick for the personal use of Alberto-Culver’s airplane, calculated based on the incremental cost to Alberto-Culver of such use.

(2)	On September 30, 2006, Messrs. Hynes and Marino held 2,625 and 1,500 shares of restricted stock, respectively, with a market value of $132,799 and $75,885, respectively. Dividends are paid on shares of restricted stock.

(3)	The number of securities underlying the options granted has been adjusted to reflect the 50% stock dividend paid on February 20, 2004. Following the completion of the Separation, all outstanding stock options were adjusted by multiplying the number of options by a factor of approximately 2.46.

(4)	Represents long-term incentive plan payments under the Alberto-Culver 1994 Shareholder Value Incentive Plan (Alberto-Culver SVIP). For the three-year performance period ended September 30, 2006, the total stockholder return on Alberto-Culver’s common stock (Alberto-Culver’s TSR), was 32.16% placing it in the 37.8th percentile of the Standard & Poor’s 500 Index with no corresponding payout per unit. For the three-year performance period ended September 30, 2005, Alberto-Culver’s TSR was 37.01%, placing it in the 31.7th percentile of the Standard & Poor’s 500 Index with no corresponding payout per unit. For the three-year performance period ended September 30, 2004, Alberto-Culver’s TSR was 104.07%, placing it in the 87th percentile of the Standard & Poor’s 500 Index with a corresponding payout per unit of $2,000 under the Alberto-Culver SVIP.

(5)	The amount includes $4,140 of imputed income from life insurance; a company contribution to the Alberto-Culver Company Employees’ Profit Sharing Plan (Profit Sharing Plan) of $15,310; $6,263 of matching contributions to the Alberto-Culver 401(k) Savings Plan; and $222,602 of contributions pursuant to the Alberto-Culver Executive Deferred Compensation Plan.

(6)	The amount includes $6,854 of imputed income from life insurance; a company contribution to the Profit Sharing Plan of $15,310; $6,263 of matching contributions to the Alberto-Culver 401(k) Savings Plan; and $95,451 of contributions pursuant to the Alberto-Culver Executive Deferred Compensation Plan.

(7)	The amount includes $6,588 of imputed income from life insurance; a company contribution to the Profit Sharing Plan of $15,310; $6,263 of matching contributions to the Alberto-Culver 401(k) Savings Plan; and $45,275 of contributions pursuant to the Alberto-Culver Executive Deferred Compensation Plan.

(8)	The amount includes $4,599 of imputed income from life insurance; a company contribution to the Profit Sharing Plan of $15,310; $6,263 of matching contributions to the Alberto-Culver 401(k) Savings Plan; and $75,671 of contributions pursuant to the Alberto-Culver Executive Deferred Compensation Plan.

(9)	The amount includes $3,685 of imputed income from life insurance; a company contribution to the Profit Sharing Plan of $15,310; $6,263 of matching contributions to the Alberto-Culver 401(k) Savings Plan; and $36,152 of contributions pursuant to the Alberto-Culver Executive Deferred Compensation Plan.

(10)	The amount includes $4,140 of imputed income from life insurance; a company contribution to the Profit Sharing Plan of $15,310; $6,263 of matching contributions to the Alberto-Culver 401(k) Savings Plan; and $559,083 of contributions pursuant to the Alberto-Culver Executive Deferred Compensation Plan.

Stock Option Grants

The following table contains information relating to the Alberto-Culver stock option grants made during the fiscal year ended September 30, 2006 to the New Alberto-Culver named executive officers. The options were granted subject to the terms of the Alberto-Culver Employee Stock Option Plan of 2003 (2003 ACSOP). In connection with the Separation, New Alberto-Culver adopted the Alberto-Culver Employee Stock Option Plan of 2006 and options to purchase Alberto-Culver common stock that were outstanding immediately prior to the holding company merger were converted into fully exercisable options to purchase New Sally common stock and such options that were held by the New Alberto-Culver employees, including the New Alberto-Culver named executive officers, were converted into options to purchase New Alberto-Culver common stock. Also in connection with the Separation, these options were adjusted by multiplying the number of stock options by a factor of approximately 2.46 and dividing the exercise price by the same factor.

OPTION GRANTS IN FISCAL YEAR 2006

	Individual Grants		Exercise price ($/sh)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (3)
Name	Number of Securities Underlying Options Granted (1) (#)	Percent of Total Options Granted to Employees in Fiscal Year (2)
					5%($)	10%($)
Carol L. Bernick	80,000	5.1%	$44.40	9/30/2015	$2,233,834	$5,660,973
V. James Marino	50,000	3.2%	$44.40	9/30/2015	$1,396,146	$3,538,108
John R. Berschied, Jr.	15,000	1.0%	$44.40	9/30/2015	$418,844	$1,061,432
Richard J. Hynes	22,000	1.4%	$44.40	9/30/2015	$614,304	$1,556,768
Gary P. Schmidt	20,000	1.3%	$44.40	9/30/2015	$558,458	$1,415,243
Howard B. Bernick	180,000	11.4%	$44.40	9/30/2015	$5,026,126	$12,737,190

(1)	All of these options were granted on October 1, 2005. Options are non-qualified and granted under the 2003 ACSOP. All options have a maximum term of ten years from the date of grant and an exercise price per share equal to the fair market value of a share of common stock on the date of grant. These options become exercisable on a cumulative basis in four equal annual increments, commencing one year after the date of grant. The Alberto-Culver compensation and leadership development committee may accelerate the exercisability of any options subject to such terms and conditions as it deems necessary and appropriate. If a participant retires, all options (a) vested at the time of retirement may be exercised for a period of two years following retirement and (b) unvested at the time of retirement may be exercised as they become vested under the regular vesting schedule for a period of five years from the date of grant, but in each case not after their stated expiration date. Retirement will be reached when a participant’s employment terminates and at the time of such termination the sum of the participant’s age and years of service with the company equals or exceeds 75 years.

(2)	The percentages were calculated by taking the number of options granted to the New Alberto-Culver named executive officer and dividing that number by the total number of options granted to all employees of Alberto-Culver.

(3)	The dollar amounts in these columns assume that the market price per share of common stock appreciates in value from the date of grant to the expiration date of the option at the annualized rates indicated. These rates are set by the SEC and are not intended to forecast possible future appreciation, if any, of the price of common stock.

Stock Option Exercises

The following table contains information relating to the exercise of options to purchase Alberto-Culver common stock by the New Alberto-Culver named executive officers during the fiscal year ended September 30, 2006, as well as the number and value of their unexercised, in-the-money options to purchase Alberto-Culver common stock as of September 30, 2006.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR-END OPTION VALUES

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#) Exercisable/ Unexercisable	Value of Unexercised In-The-Money Options at Fiscal Year-End (1) ($) Exercisable/ Unexercisable
Carol L. Bernick	0	$0	313,500/141,750	$5,842,970/1,103,071
V. James Marino	0	$0	103,750/67,250	$1,326,932/469,273
John R. Berschied, Jr.	51,000	$1,262,949	43,687/23,063	$536,345/168,213
Richard J. Hynes	26,300	$324,657	23,550/33,175	$246,519/240,588
Gary P. Schmidt	0	$0	45,025/29,900	$635,942/216,378
Howard B. Bernick	0	$0	771,250/276,250	$14,066,000/2,008,669

(1)	Based on the respective average of the high and low trading price of Alberto-Culver common stock ($50.60 per share) on September 29, 2006, the last trading day of the fiscal year.

Long-Term Incentive Awards

The following table contains information relating to the grant of performance units under the Alberto-Culver SVIP during the fiscal year ended September 30, 2006 to the New Alberto-Culver named executive officers. In connection with the Separation, these grants will be paid out on a pro-rated basis in December, 2006, at the rate of $336.67 per performance unit.

LONG-TERM INCENTIVE PLAN

AWARDS IN LAST FISCAL YEAR

Name	Number of Shares, Units or Other Rights (#) (1)	Performance or Other Period Until Maturation or Payout	Estimated Future Payouts Under Non-Stock Price-Based Plans
			Threshold ($)	Target ($)	Maximum ($)
Carol L. Bernick	325	3 years	$81,250	$325,000	$650,000
V. James Marino	250	3 years	$62,500	$250,000	$500,000
John R. Berschied, Jr.	65	3 years	$16,250	$65,000	$130,000
Richard J. Hynes	100	3 years	$25,000	$100,000	$200,000
Gary P. Schmidt	90	3 years	$22,500	$90,000	$180,000
Howard B. Bernick	775	3 years	$193,750	$775,000	$1,550,000

(1)	Awards under the Alberto-Culver SVIP are made in the form of performance units, each unit having a payout value of $250 if the threshold performance level is attained, $1,000 if the target performance level is attained and $2,000 if the maximum performance level is attained. Units will have no value if the threshold performance level is not attained. In the event of a change in control, payouts of awards may be reduced (but not below zero) under certain circumstances, so as not to constitute “excess parachute payments” within the meaning of the Internal Revenue Code.

Performance units were granted at the beginning of fiscal year 2006 for the three-year performance period ending September 30, 2008. At the time the performance units were granted, the Alberto-Culver compensation and leadership development committee established objectives for such three-year performance period based on the percentile ranking of Alberto-Culver’s TSR among the total stockholder returns of the companies comprising the Standard & Poor’s 500 Index. No payout will be made if Alberto-Culver’s TSR compared to the total stockholder return of companies comprising the Applicable Index would rank it at less than the 40th percentile. The Alberto-Culver compensation and leadership development committee may reduce or eliminate any award otherwise payable if Alberto-Culver’s TSR for the applicable performance period is negative.

In the event of a change in control, as defined in the Alberto-Culver SVIP, all or a pro-rata portion of the outstanding performance units, based on the number of fiscal years of each performance period that have elapsed and Alberto-Culver’s TSR as of the date of the change in control compared to the total stockholder return of the companies comprising the index chosen for each such performance period by the Alberto-Culver compensation and leadership development committee from among those indexes specified in the Alberto-Culver SVIP (Applicable Index) as of the end of the last quarter for which such information is available, will become payable in cash within 30 days following such change in control, subject to any reduction of such payment pursuant to the preceding paragraph. If at least six full calendar months of any fiscal year have elapsed, the entire fiscal year shall be deemed to have elapsed. Because the board of directors of Alberto-Culver treated the transaction as though it were a change in control for purposes of this plan, in December, 2006, all outstanding performance units were paid out to the extent they had any value. The performance units granted in fiscal year 2005 had no payout as Alberto-Culver’s TSR ranked below the 40th percentile and the performance units granted in fiscal year 2006 were paid out on a pro-rata basis at the rate of $336.67 per performance unit. New Alberto-Culver adopted the 2006 Shareholder Value Incentive Plan as described below.

Compensation of Directors

Cash Compensation

Each non-employee director receives the following cash compensation for service on the New Alberto-Culver board of directors and committees of the New Alberto-Culver board of directors:

•	an annual retainer of $40,000;

•	$1,500 for each meeting of the New Alberto-Culver board of directors and each meeting of the New Alberto-Culver audit committee, compensation and leadership development committee and nominating/governance committee attended; and

•	$750 for each such committee conference call meeting attended.

Additionally, the chairman of each of the New Alberto-Culver audit committee, compensation and leadership development committee and nominating/governance committee receives an additional annual retainer of $7,500.

Employee directors receive no additional compensation for serving on the New Alberto-Culver board of directors or its committees.

Equity Compensation

Each non-employee director participates in the 2006 Stock Option Plan for Non-Employee Directors (2006 Director Plan). Under the 2006 Director Plan, each non-employee director receives an automatic grant of a non-qualified option to purchase (i) approximately $300,000 of common stock upon his or her initial election to the New Alberto-Culver board of directors (other than those directors who have previously served as directors of

Alberto-Culver) (Initial Grant) and (ii) approximately $150,000 of common stock as of the day of each regularly scheduled annual meeting of the stockholders of New Alberto-Culver (Subsequent Grant). The exercise price of options granted under the 2006 Director Plan is the fair market value of a share of New Alberto-Culver common stock on the date options are granted. The number of stock options to be granted is calculated by dividing $300,000 for Initial Grants or $150,000 for Subsequent Grants by the exercise price of the stock options described in the previous sentence, rounded to the nearest 100 options. Options are granted for a ten-year term and become exercisable in four equal annual installments commencing one year after the date of grant. If the director leaves the New Alberto-Culver board of directors for any reason other than death, disability, retirement or a change-in-control, the options shall terminate three months after such termination. If the director dies, all unvested options shall immediately vest and may be exercised for one year following his or her death. If the director resigns due to retirement or disability, all unvested options shall immediately vest and the options shall terminate one year following such event. No director who has received an Initial Grant shall be entitled to receive a Subsequent Grant in the same fiscal year. Outstanding options still exist under the Alberto-Culver 2003 Stock Option Plan for Non-Employee Directors (2003 Director Plan) and the Alberto-Culver 1994 Stock Option Plan for Non-Employee Directors (1994 Director Plan). Following the closing of the Separation, no more options may be granted under these Alberto-Culver plans.

Deferred Compensation

Non-employee directors are eligible to participate in the Deferred Compensation Plan for Non-Employee Directors (DCP). Under the DCP, each non-employee director may elect to defer his or her annual retainer and meeting fees (Director Fees), receive shares of New Alberto-Culver common stock on a quarterly basis equal to the Director Fees payable during such period or receive cash. With respect to deferrals, non-employee directors may defer their Director Fees in unfunded company accounts which are equivalent to a company common stock fund or other investment funds.

Employment Agreement

On December 6, 2004, Alberto-Culver entered into an employment agreement with Mr. Lavin, which agreement was amended on April 27, 2005 (as amended, the Employment Agreement). Pursuant to the Employment Agreement, Mr. Lavin is paid an annual salary of one dollar. As an employee, Mr. Lavin is entitled to elect health, dental, life and short-term disability insurance, has an office and secretary and will be paid for his outstanding fiscal year 2004 SVIP units at the time such payouts, if any, are made. He will have access to the corporate airplane during times that it is not being used for business and will not be required to reimburse Alberto-Culver for such use. Mr. Lavin is entitled to receive a full-time security person at no expense and will be reimbursed for all approved, reasonable business expenses. In addition, Alberto-Culver and Mr. Lavin agreed to cancel his severance agreement dated December 4, 1996, as amended. Furthermore, Mr. Lavin received a lump sum payment on December 8, 2004 of $4.0 million, less applicable withholding taxes, under his key executive deferred compensation agreement dated January 30, 1987. This lump sum payment was fully accrued by Alberto-Culver in prior years. The Employment Agreement was effective as of October 1, 2004 and expires five years thereafter, unless renewed by the mutual agreement of the parties. In fiscal 2006, Mr. Lavin’s personal use of Alberto-Culver’s airplane totaled $141,107, calculated based on the incremental cost to Alberto-Culver of such use. In addition, there was no payout for his outstanding fiscal year 2004 SVIP units.

Between October 1, 2004 and November 15, 2005, Bernice E. Lavin, formerly a director and Vice Chairman, and a founder of Alberto-Culver, the wife of Mr. Lavin and the mother of Mrs. Bernick, received $731,225, less applicable withholding taxes, under her key executive deferred compensation agreement dated January 30, 1987. Under her key executive deferred compensation agreement, she was entitled to receive, as a final lump sum payment, the amount of $1,131,269, less applicable withholding taxes, upon reaching her 80th birthday in November, 2005. This balance, net of applicable withholding taxes which Alberto-Culver paid on November 30, 2005, is currently being paid to Mrs. Lavin in the amount of $25,667 semi-monthly with the last payment expected to be made on January 31, 2007.

Contracts and Arrangements with New Alberto-Culver Named Executive Officers

The following describes certain existing contracts and arrangements of Alberto-Culver with the New Alberto-Culver named executive officers as well as certain contracts and arrangements New Alberto-Culver entered into with such officers in connection with the Separation.

Certain Existing Contracts and Arrangements

Prior to the closing of the Separation, Alberto-Culver (i) was a party to severance agreements with each of the named executive officers and key executive deferred compensation agreements with Mrs. Bernick and Mr. Bernick, (ii) had granted stock options and restricted stock to the named executive officers under stock option and restricted stock plans and (iii) provided other benefits under the Management Incentive Plan and Alberto-Culver SVIP. Alberto-Culver also had a deferred compensation plan in which the New Alberto-Culver named executive officers were participants.

Following completion of the Separation, New Alberto-Culver is bound by the severance agreements, as amended, and the key executive deferred compensation agreements. As noted below, Alberto-Culver is treating the transaction as a change in control for the stock option, restricted stock and incentive plans and therefore the awards under those plans will accelerate in connection with the transaction. The severance agreements with New Alberto-Culver’s named executive officers were amended so that the Separation is not treated as a change in control under those agreements.

Severance Agreements

New Alberto-Culver’s named executive officers are parties to severance agreements which provide payments and benefits if such officer’s employment terminates under the circumstances set forth in their severance agreement within two years after a change in control, as defined in the agreement and summarized below. The severance agreement for each named executive officer provides for a payment in the amount which, when added to any other payments subject to the limitation set forth in section 280G of the Internal Revenue Code, is 2.99 or 2.49 times such officer’s “base amount” as such term is defined in section 280G(b)(3) of the Internal Revenue Code. Such payment will be in lieu of any other amount of severance relating to salary or bonus continuation to be received by such officer upon termination of employment under any other severance plan or arrangement. The severance agreements provide for continuation of such officer’s health, life, disability and similar insurance benefits for up to a three-year period. These agreements also provide for payment to the named executive officer of accrued salary and vacation pay, and of all amounts which he or she would otherwise be eligible to receive under other incentive plans applicable to the fiscal year in which the termination occurs. The amounts payable under each severance agreement may be reduced so as to not exceed the limitation on tax deductibility of such payments set forth in Section 280G of the Internal Revenue Code.

These severance agreements for Mrs. Bernick and Messrs. Marino, Berschied, Hynes and Schmidt were amended in June, 2006 in connection with the execution of the investment agreement. Under each of these severance agreement amendments, the executive acknowledged that the transactions under the investment agreement and other transaction agreements were not a change in control for purposes of his or her severance agreement. The amendments to the agreements with Messrs. Marino, Berschied, Hynes and Schmidt also provide that if during the period from June 19, 2006 to the date two years after completion of the Separation, the executive is terminated by Alberto-Culver without “cause” or leaves the employment of Alberto-Culver for “good reason,” the executive will be entitled to (i) a lump sum payment equal to two times the executive’s annual base salary with Alberto-Culver in effect at the date of termination (except for Mr. Berschied who would receive 1.5 times); (ii) a lump sum payment equal to two times the average of the dollar amount of the executive’s actual or annualized annual bonus paid or payable by Alberto-Culver in respect of the five fiscal years immediately preceding the fiscal year in which the date of termination occurs (except for Mr. Berschied, who would receive 1.5 times); (iii) continued health care benefits, at the rate paid by the executive while actively employed, for a period beginning on the date of termination and ending on the earlier of 18 months after the date of termination and the date on which the executive becomes entitled to receive similar benefits from a subsequent employer; and (iv) outplacement services to the extent such services do not exceed $12,000 and are not provided for more than one year following the executive’s termination.

Under the severance agreements, “cause” is defined as either (i) a material breach by the executive of the duties and responsibilities of the executive which do not differ in any material respect from the duties and responsibilities of the executive, as in effect prior to execution of the severance agreement amendments, which is demonstrably willful and deliberate and which is committed in bad faith or without reasonable belief that such breach is in the best interests of Alberto-Culver and which is not remedied in a reasonable period of time after receipt of written notice from Alberto-Culver; or (ii) the commission by the executive of a felony involving moral turpitude.

Under the severance agreements, “good reason” means the occurrence of any of the following, without the consent of the executive, during the period beginning on the date of the severance agreement amendment and ending on the second anniversary after completion of the Separation unless such circumstances are corrected within the 15-day period following delivery to Alberto-Culver of such executive’s notice of intention to terminate his employment for “good reason”:

•	certain material adverse changes in the executive’s duties, responsibilities or status;

•	changes in the executive’s reporting responsibilities, titles or offices;

•	a reduction in the executive’s annual base salary, or the failure by Alberto-Culver to increase the base salary by an amount which at least equals, on a percentage basis, the average percentage increase in the base salary for the executive during the two full fiscal years of Alberto-Culver immediately preceding completion of the Separation;

•	any requirement that the executive be transferred to another facility or a substantial increase in his travel obligations;

•	the failure of Alberto-Culver to continue in effect any employee benefit plan or compensation plan covering the executive, unless the executive is permitted to participate in other comparable plans, or the taking of any action by Alberto-Culver which would adversely affect the executive’s participation in or materially reduce the executive’s benefits under any such plan;

•	the failure of Alberto-Culver to (i) provide fringe benefits, (ii) provide welfare benefits, (iii) provide paid vacation or (iv) reimburse the executive promptly for all reasonable employment expenses, in accordance with, in each case, the most favorable plans, practices, programs and policies of Alberto-Culver and its affiliates in effect for the executive immediately prior to the change in control or, if more favorable to the executive, as in effect generally at any time after the completion of the Separation with respect to other peer executives of Alberto-Culver and its affiliates; or

•	the failure of Alberto-Culver to provide an equivalent office and secretarial assistance.

Termination Agreement

In connection with the Separation, on June 18, 2006, Alberto-Culver entered into a termination agreement with Mr. Bernick. The termination agreement provided that, as of the closing date of the Separation, Mr. Bernick ceased being President and Chief Executive Officer and a director of Alberto-Culver. The termination agreement also provided that Mr. Bernick acknowledges that the transactions under the investment agreement and other transaction agreements are not a change in control for purposes of his severance agreement and that his severance agreement terminated on the closing date of the Separation. Following the November 16, 2006 closing date of the Separation, Mr. Bernick received, pursuant to the termination agreement, a lump sum payment of $6,723,200 in respect of his waiver of his severance agreement and a lump sum payment of $2,660,000 as a retirement bonus.

The termination agreement also provided that Alberto-Culver will (1) for 36 months after the Separation, continue to provide Mr. Bernick with certain medical benefits (and thereafter permit Mr. Bernick to continue for his lifetime certain medical benefits with Alberto-Culver at his cost) and (2) reimburse Mr. Bernick for up to $25,000 of legal fees and expenses incurred in connection with the negotiation and execution of his termination agreement.

Finally, since the closing date of the Separation occurred prior to December 31, 2006, the termination agreement provided that Mr. Bernick will (1) remain an employee of Alberto-Culver until such date, with salary and bonus opportunities consistent to those in place for him prior to the Separation and other benefits and (2) receive, following December 31, 2006, a payment equal to any additional amounts that would have been allocated to his account under Alberto-Culver’s Executive Deferred Compensation Plan had he remained an employee through January 31, 2007.

Key Executive Deferred Compensation Agreements

New Alberto-Culver is a party to key executive deferred compensation agreements with Mrs. Bernick and Mr. Bernick, which provide that upon retiring on or after reaching retirement age, Mrs. Bernick will be entitled to receive $200,000 per year and Mr. Bernick will be entitled to receive $300,000 per year, each for a 15-year period payable in equal monthly installments. On January 13, 2005, these agreements were amended so that retirement age will be reached when the sum of the executive’s years of service as an employee of Alberto-Culver and her/his age equals or exceeds 75. Under this revised definition of retirement, Mrs. Bernick and Mr. Bernick have each reached retirement age. In the event Mrs. Bernick or Mr. Bernick dies after reaching retirement age, the individual(s) designated by each will be entitled to 100% of her/his deferred benefit.

Such payments will be conditioned upon the executive rendering such reasonable business consulting and advisory services to New Alberto-Culver or any subsidiary as the chief executive officer deems desirable. The executive will not be obligated to provide more than eight hours of consulting and advisory services a month without additional compensation. If the executive commits an act of disloyalty, as defined in her/his key executive deferred compensation agreement, to New Alberto-Culver or any of its subsidiaries, the executive shall have no right to receive any payments under her/his agreement. The obligations of New Alberto-Culver under this agreement are unfunded and unsecured promises to pay. New Alberto-Culver has insurance policies in place in its name covering the lives of Mrs. Bernick and Mr. Bernick and each other officer or former officer who has a key executive deferred compensation agreement.

Executive Deferred Compensation Plan

The New Alberto-Culver named executive officers also participate in the Executive Deferred Compensation Plan (EDCP). Eligible employees are permitted to elect to defer all or a portion of their salary and commissions, less amounts withheld therefrom. Such compensation can be deferred for any period of time, but not less than three years, and can be paid out to the employee in a lump sum payment or annually over any period not to exceed ten years. New Alberto-Culver’s compensation and leadership development committee determines the rate of interest earned on money deferred under the plan, and may change that rate as it deems appropriate. Such rate is currently 5% per annum and will be raised to 6% per annum effective January 1, 2007. The obligations of New Alberto-Culver under the EDCP are unfunded and unsecured promises to pay.

In addition, starting with bonuses payable after January 1, 2007, the EDCP will permit the deferral of bonuses, in addition to salary and commissions, less amounts withheld therefrom. In addition, as provided in the following sentence, New Alberto-Culver credits the EDCP for compensation, including bonuses, that cannot be taken into account under the Internal Revenue Code, because such compensation exceeds the limit established under Section 401(a)(17) of the Internal Revenue Code (Non-Qualified Compensation). For those employees who receive Non-Qualified Compensation, such employees are credited in the EDCP with an amount equal to the matching contributions and employer contributions such employee would have received under the New Alberto-Culver 401(k) Plan and Employee Profit Sharing Plan, respectively, had such Non-Qualified Compensation been taken into account, over the amounts actually contributed by New Alberto-Culver in those plans. In addition, each named executive officer may receive an additional annual credit equal to the amount of the credit described in the preceding sentence. These additional credits, which commenced in 2004, will be made each year for every three full years of employment with the company as of December 31, 2003, for up to a maximum of five credits.

Stock Option Plan

New Alberto-Culver has adopted the Alberto-Culver Employee Stock Option Plan of 2006 (2006 ACSOP) pursuant to which the New Alberto-Culver compensation and leadership development committee is permitted to grant non-qualified options to purchase shares of New Alberto-Culver common stock to eligible key employees of New Alberto-Culver and its subsidiaries whose services materially contribute to the management, operation and development of New Alberto-Culver’s business. The New Alberto-Culver compensation and leadership development committee will determine the price at which shares of New Alberto-Culver common stock may be purchased under the 2006 ACSOP, but such amount will not be less than the fair market value of a share of New Alberto-Culver common stock at the time the option is granted. After the date of grant, the New Alberto-Culver compensation and leadership development committee generally would not be authorized to reduce the exercise price of any option granted under the 2006 ACSOP (except in the case of adjustments in certain circumstances), without the approval of its stockholders.

Options can be granted for a term of ten years (or such shorter period as the New Alberto-Culver compensation and leadership development committee determines) and generally become exercisable with respect to 25% of the optioned shares one year after the date of grant and with respect to an additional 25% at the end of each of the three years thereafter, although the New Alberto-Culver compensation and leadership development committee may provide at the date of grant for another time or times of exercise, accelerate the exercisability of any option subject to any terms and conditions that it deems necessary and appropriate, or extend the term of any option previously granted.

Shares subject to options which terminate, are surrendered or expire unexercised, in whole or in part, may be subsequently used to grant additional options. In addition, any shares withheld to pay, in whole or in part, the minimum amount required to be withheld from taxable compensation under applicable tax laws related to option exercises may be subsequently used to grant additional options.

Options may be exercised (subject to receipt of payment) by giving written notice to New Alberto-Culver, specifying the number of shares to be purchased. The full purchase price for such shares may be paid either in cash, by check, by delivery of shares of common stock or by a combination of these methods. In addition, when an optionee is required to pay to New Alberto-Culver the minimum amount required to be withheld under applicable tax laws in connection with the exercise of an option, the optionee may satisfy this obligation in cash, by check, by delivery of shares of common stock, by making an election to have New Alberto-Culver withhold shares of common stock or by a combination thereof, having a value equal to the amount required to be withheld. Common stock delivered or withheld will be valued at its fair market value on the date of exercise.

If a participant’s employment terminates by reason of retirement (as defined in the 2006 ACSOP), all vested options at the time of retirement may be exercised for a period of two years following the retirement date and all unvested options at the time of retirement may be exercised as they become vested under the original vesting schedule for a period of five years from the date of grant (but in each case, no later than the expiration date).

If a participant’s employment terminates by reason of death or disability (as defined in the 2006 ACSOP), the unvested portion of all options shall immediately vest and all options shall terminate one year after the termination of employment (but in no event later than the expiration date).

If a participant’s employment terminates for any reason other than death, retirement or disability, all outstanding options shall terminate three months after the termination of employment (but in no event later than the expiration date).

The vesting of all outstanding stock option awards will be accelerated upon the occurrence of a change in control. In certain circumstances, outstanding stock option awards may become options to purchase shares of the acquiring corporation, and in certain other circumstances, outstanding stock option awards may be canceled in exchange for a cash payment.

Restricted Stock Plan

New Alberto-Culver has adopted the 2006 Restricted Stock Plan pursuant to which the New Alberto-Culver compensation and leadership development committee is permitted to grant restricted stock awards to key employees of New Alberto-Culver and its subsidiaries who perform services which have a direct impact on the performance of New Alberto-Culver. The New Alberto-Culver compensation and leadership development committee administers the restricted stock plan and designates the key employees to receive restricted stock awards, the time or times, and the size and terms of each individual grant of restricted stock under the plan.

Restricted stock granted under the plan will vest on a cumulative basis in equal annual increments of one-fourth of the shares granted commencing two years after the date of grant and ending five years after the date of grant. The New Alberto-Culver compensation and leadership development committee is authorized to (i) accelerate the vesting of any shares of restricted stock as the committee deems necessary or desirable to effectuate the purpose of the plan or (ii) specifically provide at the date of grant for a vesting schedule other than as described above.

If, at any time, shares of common stock issued pursuant to the restricted stock plan are forfeited to New Alberto-Culver in connection with the restrictions imposed on such shares, such forfeited shares will become available for issuance under the restricted stock plan for further grants at any time prior to its termination. In addition, any shares withheld to pay, in whole or in part, the minimum amount required to be withheld from taxable compensation under applicable tax laws shall become available under the restricted stock plan for further grants at any time prior to its termination.

If a participant’s employment terminates by reason of retirement, death or disability (as defined in the plan), any uncompleted portion of a time period restriction or other forfeiture conditions shall be waived and all such restricted stock shall immediately vest.

If a participant’s employment terminates for any reason other than death, retirement or disability, then, except as otherwise provided in the plan, any unvested restricted shares shall be forfeited on the date of termination of employment.

In the event of the occurrence of a change in control, all outstanding shares of restricted stock will immediately become fully vested.

A participant granted restricted stock under the plan will have full voting and, unless otherwise determined by the New Alberto-Culver compensation and leadership development committee, dividend rights with respect to such shares of restricted stock. Any stock dividends will be subject to the same restrictions on transferability as the shares of restricted stock.

Management Incentive Plan

New Alberto-Culver has adopted the Management Incentive Plan, an annual bonus plan that key salaried employees of the New Alberto-Culver are eligible to participate in at the discretion of the compensation and leadership development committee.

A participant’s bonus award opportunity will be allocated among a number of potential criteria, which may include the following: (i) sales of New Alberto-Culver, a subsidiary or a division; (ii) operating earnings (as defined in the plan) of New Alberto-Culver, a subsidiary or a division; (iii) pre-tax earnings of New Alberto-Culver, a subsidiary or a division; (iv) operating margin of New Alberto-Culver, a subsidiary or a division; (v) pre-tax margin of New Alberto-Culver, a subsidiary or a division; (vi) net earnings of New Alberto-Culver, a subsidiary or a division; (vii) earnings per share for New Alberto-Culver; (viii) return on stockholders’ equity of New Alberto-Culver, a subsidiary or a division; and (ix) individual business objectives.

Actual awards may range from 0% to 200% of a participant’s base salary depending on the level of performance achieved. The New Alberto-Culver compensation and leadership development committee has discretion to adjust bonuses based upon such factors and circumstances as it deems appropriate. Upon the occurrence of a change in control, the payment of awards will be accelerated, and all or a pro-rata portion of such awards will become payable.

Shareholder Value Incentive Plan

New Alberto-Culver has adopted the 2006 Shareholder Value Incentive Plan, a long-term incentive plan that key salaried employees of New Alberto-Culver are eligible to participate in at the discretion of the compensation and leadership development committee.

Eligible participants will be granted units that will have payouts based upon the achievement of specified targets over a performance period, which may be any one, two or three consecutive fiscal years. The maximum award per unit is $2,000.

At the time the performance units are granted, the New Alberto-Culver compensation and leadership development committee will establish objectives for the performance period based on one or more specific financial measures which may include measures such as: (i) total shareholder return versus a selected index (as defined in the plan); (ii) operating earnings (as defined in the plan); (iii) operating earnings margin; (iv) pre-tax earnings; (v) pre-tax earnings margin; (vi) net earnings; (vii) net earnings margin; (viii) net earnings per share; (ix) sales; (x) pre-tax return on invested capital; (xi) gross profit; (xii) return on assets; (xiii) pre-tax return on equity; (xiv) gross profit margin; (xv) post-tax return on invested capital; (xvi) post-tax return on equity; or (xvii) working capital.

In the event of a change in control of New Alberto-Culver, all or a pro-rata portion of the outstanding performance units, based on the portion of the each performance period that has elapsed and the achievement of the specified targets through the date of the change in control, will become payable in cash.

Change in Control Arrangements

The definition of a change in control is the same for the New Alberto-Culver employee and director option plans, 2006 Shareholder Value Incentive Plan, Management Incentive Plan, restricted stock plan and, except as provided in the third bullet point of the following paragraph, the severance agreements.

Generally, a change in control is defined as the occurrence of any of the following:

•	the acquisition by any individual, entity or group of both 20% or more of the combined voting power of the outstanding voting securities of New Alberto-Culver and combined voting power in excess of the combined voting power held by the Exempt Persons, as defined below;

•	the cessation of the individuals who comprise the Incumbent Board, as defined below, to constitute a majority of the board of directors of New Alberto-Culver;

•	except as provided in the next sentence, the consummation (but in the case of the severance agreements, upon approval by stockholders) of any merger, reorganization, consolidation or sale or other disposition (other than a tax-free spin-off of a subsidiary or other business unit of New Alberto-Culver) of all or substantially all of the assets of New Alberto-Culver, which collectively is referred to as a “Fundamental Change”; or

•	the approval by the stockholders of New Alberto-Culver of the complete liquidation or dissolution of New Alberto-Culver.

A Fundamental Change will not be a change in control if:

•	immediately after such Fundamental Change more than 60% of the combined voting power of the then outstanding voting securities of the resulting corporation or New Alberto-Culver, as the case may be, is then owned by all or substantially all of the individuals and entities who were the owners of the combined voting power of the outstanding voting securities of New Alberto-Culver immediately prior to such Fundamental Change; and

•	a majority of the members of the board of directors of the resulting or acquiring corporation, as the case may be, were members of the Incumbent Board at the time of the execution of the initial agreement or action of the board of directors of New Alberto-Culver providing for such Fundamental Change.

A change in control will not be deemed to occur through the acquisition of voting securities of New Alberto-Culver if they were acquired:

•	by an Exempt Person, an employee benefit plan or trust sponsored or maintained by New Alberto-Culver or any corporation controlled by New Alberto-Culver; or

•	through an exercise, conversion or exchange privilege acquired directly from New Alberto-Culver.

In addition, a change in control will not be deemed to occur if such change in control resulted from New Alberto-Culver acquiring its own voting securities.

Exempt Persons are defined as:

•	Mr. and Mrs. Leonard H. Lavin, their descendants and spouses of their descendants; and

•	any estate of any such individuals or any trust or similar arrangement or charitable organization established by or for the benefit of any such individuals.

Incumbent Board is defined as those individuals who comprised the Alberto-Culver board of directors as of November 1, 2006 and any individual who becomes a director subsequent to such date whose election or nomination was approved by either a majority of the Incumbent Board or at least a majority of the combined voting power held by the Exempt Persons.

Because the board of directors of Alberto-Culver treated the transaction as though it were a change in control for purposes of the stock option, restricted stock and incentive plans, all outstanding options and restricted stock granted to named executive officers under the 2003 ACSOP, 2003 Restricted Stock Plan and 1994 Restricted Stock Plan immediately became fully vested on November 16, 2006. In addition, the payment of awards under the Alberto-Culver SVIP was accelerated and a pro-rata portion of each outstanding award was paid as provided in such plan and described above.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The table below sets forth certain information with respect to equity compensation plans of Alberto-Culver whereby common stock may be issued as of September 30, 2006.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders (1)	6,677,203	$36.86	3,809,765
Equity Compensation Plans Not Approved by Security Holders (2)	—	$—	136,383

Total	6,677,203	$36.86	3,946,148

(1)	The securities reflected in column (a) include the number of shares that may be issued upon the exercise of outstanding options under the 2003 ACSOP, the Alberto-Culver Employee Stock Option Plan of 1988, the 2003 Director Plan and the 1994 Director Plan. The securities reflected in column (a) do not include 118,093 shares of common stock that have been issued under the Alberto-Culver 1994 Restricted Stock Plan and the Alberto-Culver 2003 Restricted Stock Plan (2003 RSP), but had not vested as of September 30, 2006. The securities reflected in column (c) include the number of shares remaining available to issue under the 2003 ACSOP, the 2003 Director Plan and the 2003 RSP. Under the 2003 ACSOP and 2003 Director Plan, shares subject to options which terminate, are surrendered or expire unexercised may subsequently be used to grant additional options. In addition, under the 2003 ACSOP, any shares withheld to pay taxes may be used to grant additional options. Pursuant to the 2003 RSP, any unvested shares that are reacquired by the company and shares withheld to pay taxes may be used to grant additional restricted stock.

(2)	Column (a) does not include 9,543 shares of common stock that have been issued under the Alberto-Culver Management Bonus Plan (MBP) but had not vested as of September 30, 2006. The MBP is a bonus plan for certain middle managers of Alberto-Culver who are in a position to make substantial contributions to the overall management, growth and success of the company. No executive officers participate in the MBP. As of September 30, 2006, the MBP had not been approved by shareholders.

Employees chosen to be in the MBP may elect to take their entire bonus in cash, 50% in cash and 50% in common stock, all in common stock, or defer up to 100%. Employees electing a stock bonus will receive common stock valued at one-and-one-half times the amount of what their normal cash bonus entitlement would have been. Shares granted pursuant to the MBP will be held by Alberto-Culver for three years following the close of the fiscal year for which the bonus award was granted and will not vest until such three-year period has been completed. During this three-year period, employees may vote the common stock and will receive quarterly dividends, but have no dispositive rights. Subject to the following sentence, should an employee be terminated for any reason other than cause before his or her shares have vested, such employee will receive the equivalent of the cash bonus he or she would have received had such employee not elected to take stock and the shares will be cancelled. In the event of a change in control as defined and summarized in Item 11, all unvested shares granted pursuant to the MBP shall immediately become fully vested and unrestricted.

Ownership of Common Stock of New Alberto-Culver

The following table sets forth the beneficial ownership of New Alberto-Culver common stock on December 1, 2006 by each of New Alberto-Culver’s directors and named executive officers, each person who is a beneficial owner of 5% or more of New Alberto-Culver’s outstanding shares of common stock and all directors and executive officers as a group (unless another date is indicated). Unless otherwise indicated, the mailing address of each of these persons is Alberto-Culver Company, 2525 Armitage Avenue, Melrose Park, Illinois 60160.

Name	Shares to be Owned (1)		New Alberto-Culver Options Beneficially Owned (1)	Percent of Class (2)
Carol L. Bernick	4,566,634	(3)	1,119,443	6.00%
V. James Marino	85,659	(4)	420,482	*
Richard J. Hynes	25,846	(5)	108,317	*
John R. Berschied, Jr.	13,847	(6)	164,135	*
Gary P. Schmidt	35,712	(7)	184,328	*
James G. Brocksmith	—		55,326	*
Thomas A. Dattilo	1,000		—	*
Governor Jim Edgar	—		55,326	*
George L. Fotiades	5,000		—	*
King Harris	7,500		64,547	*
Leonard H. Lavin	7,771,211	(8)	—	8.29%
Katherine S. Napier	—		—	*
Robert H. Rock, D.B.A.	3,022	(9)	46,105	*
Sam Susser	3,037		73,768	*
Howard B. Bernick	638,004	(10)	2,575,763	3.34%
Neuberger Berman, LLC	6,466,156	(11)	—	6.90%
All directors and executive officers as a group (18 persons)	13,211,224	(12)	5,217,020	18.63%

(1)	Except as otherwise noted, the directors and named executive officers, and all directors and executive officers as a group, have sole voting power and sole investment power over the shares listed. Except for options granted on December 1, 2006, which are not exercisable now nor within the next 60 days, all outstanding options became fully exercisable in connection with the closing of the Separation.

(2)	An asterisk indicates that the percentage of common stock projected to be beneficially owned by the named individual does not exceed one percent of New Alberto-Culver’s common stock.

(3)	Includes 1,357,331 shares held as trustee of a trust for the benefit of Mrs. Bernick’s sister; 609,859 shares held as co-trustee of a trust for the benefit of herself and her children; 1,972,568 shares held as trustee or co-trustee of trusts for the benefit of Mrs. Bernick; 320,040 shares held as trustee of trusts for the benefit of certain of Mrs. Bernick’s relatives; 150,300 shares held as co-trustee of a trust for the benefit of Mrs. Bernick for which she shares voting and investment power with Mrs. Bernice E. Lavin; 4,386 shares held as general partner of a partnership, in her capacity as trustee of a trust for her benefit, for which she shares voting power with Mr. Lavin and Mrs. Lavin, 13,050 shares held as a participant in the Profit Sharing Plan and 139,100 shares held by the Bernick Family Foundation of which Mrs. Bernick is a director and the President. Does not include 5,758,144 shares held as limited partner of a partnership and 1,000,000 shares held in trusts, in each case in her capacity as co-trustee of trusts for the benefit of Mr. and Mrs. Lavin; and 1,013,067 shares owned by the Lavin Family Foundation of which Mrs. Bernick is a director and an officer. In addition, does not include shares reported as owned by Mr. Lavin or Mr. Bernick.

(4)	Includes 900 shares held jointly with Mr. Marino’s wife and 49,200 shares of restricted stock.

(5)	Includes 271 shares held as a participant in the Alberto-Culver 401(k) Savings Plan.

(6)	Includes 1,694 shares held as a participant in the Profit Sharing Plan and 3,322 shares held as a participant in the Alberto-Culver 401(k) Savings Plan.

(7)	Includes 11,294 shares held jointly with Mr. Schmidt’s wife; 2,797 shares held as a participant in the Profit Sharing Plan; 9,901 as a participant in the Alberto-Culver 401(k) Savings Plan and 10,000 shares of restricted stock.

(8)	Includes 1,013,067 shares owned by the Lavin Family Foundation of which Mr. Lavin is a director and the president and shares voting and investment power with Mrs. Lavin and Mrs. Bernick; 5,758,144 shares held as limited partner of a partnership, in his capacity as co-trustee of trusts with Mrs. Lavin and Mrs. Bernick for the benefit of Mr. Lavin and Mrs. Lavin, for which Mr. Lavin shares voting power with Mrs. Lavin and Mrs. Bernick and has no investment power; 500,000 shares held as co-trustee of a trust with Mrs. Lavin and Mrs. Bernick for the benefit of Mrs. Lavin for which Mr. Lavin shares voting and investment power with Mrs. Lavin and Mrs. Bernick; 500,000 shares held as co-trustee of a trust with Mrs. Bernick for the benefit of Mr. Lavin for which Mr. Lavin shares voting and investment power with Mrs. Bernick. Does not include 4,386 shares held as limited partner of a partnership, in his capacity as co-trustee of a trust for his benefit. In addition, does not include shares reported as owned by Mrs. Bernick or Mr. Bernick.

(9)	Includes 1,050 shares held jointly with Dr. Rock’s wife.

(10)	Includes 18,057 shares held as a participant in the Profit Sharing Plan; and 27,750 shares held as co-trustee of a trust for the benefit of certain of Mr. and Mrs. Bernick’s family members, for which Mr. Bernick shares voting and investment power. Does not include 139,100 shares held by the Bernick Family Foundation of which Mr. Bernick is a director and an officer and shares voting and investment power with Mrs. Bernick. Does not include any shares reported as owned by Mrs. Bernick or Mr. Lavin.

(11)	This information is based on a Schedule 13F filed by Neuberger Berman, LLC (“NB”) and reflects NB’s holdings as of September 30, 2006. NB’s address is 605 Third Avenue, New York, NY 10158-0180.

(12)	Includes 59,356 shares held as participants in the Profit Sharing Plan; 13,494 shares held as participants in the Alberto-Culver 401(k) Savings Plan and 76,800 shares of restricted stock. Such persons have shared voting power as to 8,105,991 shares and shared investment power as to 2,347,847 shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

A son of Mrs. Bernick and Mr. Bernick is a former employee of Alberto-Culver and while an employee received cash compensation during fiscal year 2006 in the amount of $49,922 and a grant of stock options to purchase 1,000 shares of Alberto-Culver common stock. All of the options terminated when he left Alberto-Culver. As an employee, he also received benefits that are available generally to employees and which provide for the same allocation of benefits between management and non-management participants.

In addition, Alberto-Culver reimbursed the Lavin family stockholders for $100,000 of specified expenses and fees incurred by the Lavin family stockholders in connection with the Separation. Alberto-Culver made a similar agreement with the Lavin family stockholders with respect to the terminated transaction with Regis Corporation (Regis), pursuant to which Alberto-Culver paid $587,123 of fees and expenses incurred by the Lavin family stockholders in connection with the terminated transaction with Regis.

In addition, Alberto-Culver reimbursed Mr. Bernick for $25,000 of legal fees and expenses incurred in connection with the negotiation and execution of his termination agreement. Alberto-Culver made a similar agreement with Mr. Bernick with respect to the terminated transaction with Regis, pursuant to which Alberto-Culver paid $70,789 of fees and expenses of Mr. Bernick.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees incurred for KPMG LLP professional services rendered for the audit of Alberto-Culver’s annual financial statements for the fiscal years ended September 30, 2006 and September 30, 2005 (including foreign statutory audits) and for the reviews of the financial statements included in the company’s Quarterly Reports on Form 10-Q for those fiscal years were $4,297,000 and $4,770,000, respectively.

Audit-Related Fees

The aggregate fees incurred for KPMG LLP assurance and related services that are reasonably related to the performance of the audit or review of Alberto-Culver’s financial statements and not reported under “Audit Fees” above for the fiscal years ended September 30, 2006 and September 30, 2005 were $952,000 and $71,000, respectively. These fees in fiscal year 2006 primarily related to professional services in connection with the terminated spin-merge transaction with Regis and the separation transaction involving CD&R, which closed November 16, 2006. In fiscal year 2005, such fees were primarily for audits of employee benefit plans.

Tax Fees

The aggregate fees incurred for KPMG LLP professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended September 30, 2006 and September 30, 2005 were $1,026,000 and $961,000, respectively.

All Other Fees

The aggregate fees incurred for KPMG LLP products and services, other than the services reported under “Audit Fees,” “Audit-Related Fees” and “Tax Fees” above for the fiscal years ended September 30, 2006 and September 30, 2005 were zero and $13,000, respectively. These fees were incurred in fiscal year 2005 for professional services in connection with the filing of statutory financial statements related to the liquidation of certain foreign entities.

The audit committee’s policy is to pre-approve all permissible audit and non-audit services provided by the company’s independent auditors. On an annual basis, the audit committee will review and pre-approve certain types of services that may be provided by the independent auditors, together with a budget for the applicable fiscal year. This pre-approval is detailed as to the particular services to be provided in compliance with applicable SEC and Public Company Accounting Oversight Board guidance. The audit committee also requires the pre-approval of any fees that are in excess of the amount budgeted by the audit committee.

During the year, circumstances may arise when it may become necessary to pre-approve services or fees prior to an audit committee meeting. The audit committee has delegated pre-approval authority to the chairman of the audit committee in those instances when pre-approval is needed prior to a scheduled audit committee meeting. The chairman of the audit committee is required to report on such pre-approvals at the next scheduled audit committee meeting.

In those situations where estimated fees are less than $25,000, the Chief Financial Officer may authorize KPMG LLP to commence work on engagements of up to $25,000 in the aggregate in a calendar quarter for those types of services that the audit committee has pre-approved for the applicable fiscal year. The Chief Financial Officer is responsible for reporting those authorizations at the next scheduled audit committee meeting. Any type of service that has not been pre-approved by the audit committee will require specific pre-approval by the audit committee.

Alberto-Culver’s audit committee reviewed and approved the non-audit services rendered by KPMG LLP to the company during fiscal year 2006 and concluded such services were compatible with maintaining KPMG LLP’s independence.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

1.	The consolidated financial statements of Alberto-Culver (accounting predecessor to New Alberto-Culver) are included in Item 8 of this Annual Report on Form 10-K.

2.	Financial statement schedules:

Description	Schedule
Valuation and Qualifying Accounts	II

All other schedules are omitted as the information required is not applicable.

3.	Exhibits:

Exhibit Number	Description
2(a)	Copy of Separation Agreement dated as of June 19, 2006 among New Sally Holdings, Inc., Sally Holdings, Inc., New Aristotle Holdings, Inc. and Alberto-Culver Company (filed as Exhibit 2.01 and incorporated herein by reference to the company’s (Registrant 1-5050) Form 8-K Current Report filed June 22, 2006).

2(b)	Copy of First Amendment to the Separation Agreement, dated as of October 3, 2006, among Alberto-Culver Company, Sally Holdings, Inc., New Sally Holdings, Inc. and New Aristotle Holdings, Inc. (filed as Exhibit 2.01 and incorporated herein by reference to the company’s (Registrant 1-5050) Form 8-K filed on October 6, 2006).

2(c)	Copy of Second Amendment to the Separation Agreement, dated as of October 26, 2006, among Alberto-Culver Company, Sally Holdings, Inc., New Sally Holdings, Inc. and New Aristotle Holdings, Inc. (filed as Exhibit 2.01 and incorporated herein by reference to New Alberto-Culver’s Form 8-K filed on October 27, 2006).

2(d)	Copy of Investment Agreement dated as of June 19, 2006 among Alberto-Culver Company, New Aristotle Company, Sally Holdings, Inc., New Sally Holdings, Inc. and CDRS Acquisition LLC (filed as Exhibit 2.02 and incorporated herein by reference to the company’s (Registrant 1-5050) Form 8-K Current Report filed June 22, 2006).

2(e)	Copy of First Amendment to the Investment Agreement, dated as of October 3, 2006, among Alberto-Culver Company, New Aristotle Company, Sally Holdings, Inc., New Sally Holdings, Inc. and CDRS Acquisition LLC (filed as Exhibit 2.02 and incorporated herein by reference to the company’s (Exhibit 1-5050) Form 8-K filed on October 6, 2006).

2(f)	Copy of Second Amendment to the Investment Agreement, dated as of October 26, 2006, among Alberto-Culver Company, New Aristotle Company, Sally Holdings, Inc., New Sally Holdings, Inc. and CDRS Acquisition LLC (filed as Exhibit 2.02 and incorporated herein by reference to New Alberto-Culver’s Form 8-K filed on October 27, 2006).

2(g)	Copy of Tax Allocation Agreement dated as of June 19, 2006 among New Sally Holdings, Inc., Sally Holdings, Inc., New Aristotle Holdings, Inc. and Alberto-Culver Company (filed as Exhibit 10.01 and incorporated herein by reference to the company’s (Registrant 1-5050) Form 8-K Current Report filed June 22, 2006).

2(h)	Copy of First Amendment to the Tax Allocation Agreement, dated as of October 3, 2006, among Alberto-Culver Company, New Aristotle Holdings, Inc., New Sally Holdings, Inc. and Sally Holdings, Inc. (filed as Exhibit 10.01 and incorporated herein by reference to the company’s (Registrant 1-5050) Form 8-K filed on October 6, 2006).

Exhibit Number	Description
2(i)	Copy of Second Amendment to the Tax Allocation Agreement, dated as of October 26, 2006, among Alberto-Culver Company, New Aristotle Holdings, Inc., New Sally Holdings, Inc. and Sally Holdings, Inc. (filed as Exhibit 10.01 and incorporated herein by reference to New Alberto-Culver’s Form 8-K filed on October 27, 2006).

2(j)	Copy of Employee Matters Agreement dated as of June 19, 2006 among New Sally Holdings, Inc., Sally Holdings, Inc., Alberto-Culver Company and New Aristotle Holdings, Inc.* (filed as Exhibit 10.02 and incorporated herein by reference to the company’s (Exhibit 1-5050) Form 8-K Current Report filed June 22, 2006).

2(k)	Copy of First Amendment to the Employee Matters Agreement, dated as of October 3, 2006, among Alberto-Culver Company, New Aristotle Holdings, Inc., New Sally Holdings, Inc. and Sally Holdings, Inc. (filed as Exhibit 10.02 and incorporated herein by reference to the company’s (Exhibit 1-5050) Form 8-K filed on October 6, 2006).

2(l)	Copy of Second Amendment to the Employee Matters Agreement, dated as of October 26, 2006, among Alberto-Culver Company, New Aristotle Holdings, Inc., New Sally Holdings, Inc. and Sally Holdings, Inc. (filed as Exhibit 10.02 and incorporated herein by reference to New Alberto-Culver’s Form 8-K filed on October 27, 2006).

3(i)	Copy of Amended and Restated Certificate of Incorporation of Alberto-Culver Company (filed as Exhibit 4.1 and incorporated herein by reference to New Alberto-Culver’s Registration Statement on Form S-8 (registration no. 333-138794) filed on November 17, 2006).

3(ii)	Copy of Amended and Restated By-laws of Alberto-Culver Company (filed as Exhibit 4.2 and incorporated herein by reference to New Alberto-Culver’s Registration Statement on Form S-8 (registration no. 333-138794) filed on November 17, 2006).

4	Certain instruments defining the rights of holders of long-term obligations of the registrant and certain of its subsidiaries (the total amount of securities authorized under each of which does not exceed ten percent of the registrant’s consolidated assets) are omitted pursuant to part 4 (iii) (A) of Item 601 (b) of Regulation S-K. The registrant agrees to furnish copies of any such instruments to the Securities and Exchange Commission upon request.

4(a)	Copy of Indenture dated June 10, 1998 between Alberto-Culver Company and The First National Bank of Chicago, as Trustee (filed as Exhibit 4(a) and incorporated herein by reference to the company’s (Registrant 1-5050) Form 10-Q Quarterly Report for the quarter ended June 30, 1998).

4(b)	Copy of 6.375% Debentures due June 15, 2028 (filed as Exhibit 4(b) and incorporated herein by reference to the company’s (Registrant 1-5050) Form 10-Q Quarterly Report for the quarter ended June 30, 1998).

4(c)	Copy of First Supplemental Indenture, dated as of October 5, 2006, between Alberto-Culver Company and The Bank of New York Trust Company, N.A. (filed as Exhibit 4.01 and incorporated herein by reference to the company’s (Registrant 1-5050) Form 8-K filed on October 6, 2006).

4(d)	Copy of Second Supplemental Indenture, dated as of November 16, 2006, among Alberto-Culver Company, New Alberto-Culver LLC and The Bank of New York Trust Company, N.A. (filed as Exhibit 4.1 and incorporated herein by reference to New Alberto-Culver’s Form 8-K filed on November 22, 2006).

4(e)	Copy of Amended and Restated Credit Agreement dated as of August 31, 2004 among Alberto-Culver Company, Bank of America, N.A. as administrative agent and the other financial institutions being parties thereto (filed as Exhibit 4 and incorporated herein by reference to the company’s (Registrant 1-5050) Form 8-K Current Report filed September 3, 2004).

Exhibit Number	Description
4(f)	Copy of Second Amended and Restated Credit Agreement dated as of November 13, 2006 among Alberto-Culver Company, New Aristotle Holdings, Inc., Alberto-Culver USA, Inc., Bank of America, N.A., as administrative agent, and the other financial institutions party thereto (filed as Exhibit 4 and incorporated herein by reference to New Alberto-Culver’s Form 8-K filed on November 15, 2006).

10(a)	Copy of Alberto-Culver Company Management Incentive Plan, as amended on September 21, 2006*.

10(b)	Copy of Alberto-Culver Company 1994 Shareholder Value Incentive Plan, as amended*.

10(c)	Copy of Alberto-Culver Company Employee Stock Option Plan of 1988, as amended*.

10(d)	Copy of the Alberto-Culver Company Employee Stock Option Plan of 2003, as amended*.

10(e)	Copy of Alberto-Culver Company 1994 Restricted Stock Plan, as amended*.

10(f)	Copy of Alberto-Culver Company 2003 Restricted Stock Plan, as amended*.

10(g)	Copy of Alberto-Culver Company 1994 Stock Option Plan for Non-Employee Directors, as amended*.

10(h)	Copy of Alberto-Culver Company 2003 Stock Option Plan for Non-Employee Directors, as amended on October 26, 2006*.

10(i)	Copy of the Alberto-Culver Company Executive Deferred Compensation Plan, as amended and restated through January 1, 2005*.

10(j)	Copy of the Alberto-Culver Company Deferred Compensation Plan for Non-Employee Directors, as amended*.

10(k)	Copy of Alberto-Culver Company Management Incentive Plan, as adopted on November 13, 2006*.

10(l)	Copy of Alberto-Culver Company 2006 Shareholder Value Incentive Plan*.

10(m)	Copy of the Alberto-Culver Company Employee Stock Option Plan of 2006*.

10(n)	Copy of Alberto-Culver Company 2006 Restricted Stock Plan*.

10(o)	Copy of 2006 Stock Option Plan for Non-Employee Directors*.

10(p)	Copy of Alberto-Culver Company Executive Deferred Compensation Plan, as adopted on November 13, 2006*.

10(q)	Copy of the Alberto-Culver Company Deferred Compensation Plan for Non-Employee Directors, as adopted on November 13, 2006*.

10(r)	Copy of Split Dollar Life Insurance Agreement dated September 30, 1993 between Alberto-Culver Company and the trustee of the Lavin Survivorship Insurance Trust* (filed as Exhibit 10(e) and incorporated herein by reference to the company’s (Registrant 1-5050) Form 10-K Annual Report for the year ended September 30, 1993).

10(s)	Form of Key Executive Deferred Compensation Agreement between Alberto-Culver Company and certain of its officers, and schedule setting forth the registrant’s executive officers (as defined in Item 402 of Regulation S-K) who are parties to such an agreement and the material terms of each such named executive officer’s agreement* (filed as Exhibit 10(k) and incorporated herein by reference to the company’s (Registrant 1-5050) Form 10-K Annual Report for the year ended September 30, 2003).

10(t)	Form of Amendment of Key Executive Deferred Compensation Agreement between Alberto-Culver Company and certain of its officers* (filed as Exhibit 10 and incorporated herein by reference to the company’s (Registrant 1-5050) Form 8-K Current Report filed January 18, 2005).

Exhibit Number	Description
10(u)	Copy of Employment Agreement between Leonard H. Lavin and Alberto-Culver Company dated as of December 6, 2004* (filed as Exhibit 10 and incorporated herein by reference to the company’s (Registrant 1-5050) Form 8-K Current Report filed December 8, 2004).

10(v)	Copy of Amendment to Employment Agreement between Leonard H. Lavin and Alberto-Culver Company dated April 27, 2005 (original agreement dated as of December 6, 2004)* (filed as Exhibit 10(a) and incorporated herein by reference to the company’s (Registrant 1-5050) Form 8-K Current Report filed April 28, 2005).

10(w)	Form of Time Sharing Agreement dated as of June 20, 2005 between Alberto-Culver USA, Inc. and certain executive officers and directors* (filed as Exhibit 10 and incorporated herein by reference to the company’s (Registrant 1-5050) Form 8-K Current Report filed June 21, 2005).

10(x)	Form of Severance Agreement between Alberto-Culver Company and named executive officers* (filed as Exhibit 10(f) and incorporated by reference to the company’s (Registrant 1-5050) Form 10-Q Quarterly Report for the quarter ended December 31, 1996).

10(y)	Form of Amendment of Severance Agreement between Alberto-Culver Company and named executive officers*.

10(z)	Copy of Severance Agreement Amendment dated as of January 10, 2006 between Alberto-Culver Company and Carol L. Bernick* (filed as Exhibit 10.03 and incorporated herein by reference to the company’s (Registrant 1-5050) Form 8-K/A Current Report filed January 24, 2006).

10(aa)	Copy of Severance Agreement Amendment dated as of June 19, 2006 between Alberto-Culver Company and Carol L. Bernick* (filed as Exhibit 10.03 and incorporated herein by reference to the company’s (Registrant 1-5050) Form 8-K Current Report filed June 22, 2006).

10(bb)	Form of Severance Agreement Amendment dated as of January 10, 2006 between Alberto-Culver and certain of its named executive officers*.

10(cc)	Form of Severance Agreement Amendment dated as of June 19, 2006 between Alberto-Culver and certain of its named executive officers*.

10(dd)	Copy of Termination and Consulting Agreement dated as of June 18, 2006 among Alberto-Culver Company, Sally Holdings, Inc. and Michael H. Renzulli* (filed as Exhibit 10.07 and incorporated herein by reference to the company’s (Registrant 1-5050) Form 8-K Current Report dated June 18, 2006).

10(ee)	Copy of Termination Agreement dated as of June 18, 2006 between Alberto-Culver Company and Howard B. Bernick* (filed as Exhibit 10.08 and incorporated herein by reference to the company’s (Registrant 1-5050) Form 8-K Current Report dated June 18, 2006).

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31(a)	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

31(b)	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit is a management contract or compensatory plan or arrangement of the registrant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of December, 2006.

ALBERTO-CULVER COMPANY

By	/s/ V. James Marino
V. James Marino
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carol L. Bernick Carol L. Bernick	Chairman of the Board and Director	December 13, 2006

/s/ V. James Marino V. James Marino	President, Chief Executive Officer and Director (Principal Executive Officer)	December 13, 2006

/s/ Leonard H. Lavin Leonard H. Lavin	Chairman Emeritus and Director	December 13, 2006

/s/ William J. Cernugel William J. Cernugel	Senior Vice President and Chief Financial Officer (Principal Financial & Accounting Officer)	December 13, 2006

/s/ James G. Brocksmith, Jr. James G. Brocksmith, Jr.	Director	December 13, 2006

/s/ Thomas A. Dattilo Thomas A. Dattilo	Director	December 13, 2006

/s/ Jim Edgar Jim Edgar	Director	December 8, 2006

/s/ George L. Fotiades George L. Fotiades	Director	December 13, 2006

/s/ King Harris King Harris	Director	December 7, 2006

/s/ Katherine S. Napier Katherine S. Napier	Director	December 13, 2006

/s/ Robert H. Rock Robert H. Rock	Director	December 13, 2006

/s/ Sam J. Susser Sam J. Susser	Director	December 4, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Alberto-Culver Company:

Under date of December 12, 2006, we reported on the consolidated balance sheets of Alberto-Culver Company and subsidiaries as of September 30, 2006 and 2005 and the related consolidated statements of earnings, cash flows and stockholders’ equity for each of the years in the three-year period ended September 30, 2006, as contained in the 2006 annual report to stockholders. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in Item 15(a)2 of the annual report on Form 10-K. That financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in “note 2” to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation effective October 1, 2005.

/s/ KPMG LLP

KPMG LLP

Chicago, Illinois

December 12, 2006

Schedule II

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Valuation and Qualifying Accounts

(In thousands)

	Year Ended September 30,
	2006	2005	2004
Allowance for doubtful accounts:
Balance at beginning of period	$6,139	12,860	19,111
Additions (deductions):
Bad debt expense (benefit)	2,554	(293)	1,321
Uncollectible accounts written off, net of recoveries	(2,656)	(6,726)	(7,374)
Allowance for doubtful accounts of acquired companies	22	205	500
Allowance for doubtful accounts of divested companies	—	—	(872)
Other, including the effect of foreign exchange rates	54	93	174

Balance at end of period	$6,113	6,139	12,860

Inventory allowances:
Balance at beginning of period	$25,001	29,505	28,270
Additions (deductions):
Charged to expense	40,533	26,205	33,689
Write-offs	(35,480)	(32,323)	(32,055)
Inventory allowances of acquired companies	—	1,615	366
Inventory allowances of divested companies	—	—	(679)
Effect of foreign exchange rates	163	(1)	(86)

Balance at end of period	$30,217	25,001	29,505