Form 10-Q
period 2006-12-31
Alberto-Culver CO
filed 2007-02-09
CIK 1368457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: December 31, 2006

-OR-

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 1-32970

ALBERTO-CULVER COMPANY

(Exact name of registrant as specified in its charter)

Delaware	20-5196741
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2525 Armitage Avenue Melrose Park, Illinois	60160
(Address of principal executive offices)	(Zip code)

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

At December 31, 2006, the company had 94,652,412 shares of common stock outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

Three Months Ended December 31, 2006 and 2005

(in thousands, except per share data)

	(Unaudited)
	2006	2005
Net sales	$351,128	311,910
Cost of products sold	170,140	150,839

Gross profit	180,988	161,071
Advertising, marketing, selling and administrative expenses (note 6)	151,222	140,624
Restructuring and other (note 3)	31,410	—

Operating earnings (loss)	(1,644)	20,447
Interest expense (income), net of interest expense of $2,210 in 2006 and interest income of $879 in 2005	(309)	1,345

Earnings (loss) from continuing operations before provision (benefit) for income taxes	(1,335)	19,102
Provision (benefit) for income taxes	(1,338)	4,711

Earnings from continuing operations	3	14,391
Earnings (loss) from discontinued operations, net of income taxes (note 2)	(5,883)	37,712

Net earnings (loss)	$(5,880)	52,103

Basic earnings (loss) per share:
Continuing operations	$—	.16
Discontinued operations	(.06)	.41

Total	$(.06)	.57

Diluted earnings (loss) per share:
Continuing operations	$—	.16
Discontinued operations	(.06)	.40

Total	$(.06)	.56

Weighted average shares outstanding:
Basic	93,630	91,846

Diluted	95,673	92,467

Cash dividends paid per share, including special cash dividend paid in connection with the Separation in 2006	$25.00	.115

See Notes to Consolidated Financial Statements.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2006 and September 30, 2006

(dollars in thousands, except share data)

	(Unaudited)
	December 31, 2006	September 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$128,661	98,894
Short-term investments	115,850	99,485
Receivables, less allowance for doubtful accounts ($4,122 at December 31, 2006 and $3,867 at September 30, 2006)	239,468	244,594
Inventories:
Raw materials	56,318	50,726
Work-in-process	8,276	6,685
Finished goods	137,330	122,253

Total inventories	201,924	179,664
Other current assets	36,055	36,338
Current assets of discontinued operations	—	769,826

Total current assets	721,958	1,428,801

Property, plant and equipment at cost, less accumulated depreciation ($243,445 at December 31, 2006 and $238,833 at September 30, 2006)	215,555	211,291
Goodwill	204,711	203,891
Trade names	109,366	107,512
Other assets	63,965	65,937
Non-current assets of discontinued operations	—	565,165

Total assets	$1,315,555	2,582,597

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$664	585
Accounts payable	132,945	125,546
Accrued expenses	143,513	149,726
Income taxes	17,078	15,029
Current liabilities of discontinued operations	—	299,962

Total current liabilities	294,200	590,848

Long-term debt	122,045	121,701
Deferred income taxes	3,981	21,937
Other liabilities	52,662	51,397
Non-current liabilities of discontinued operations	—	37,785

Total liabilities	472,888	823,668

Stock options subject to redemption	20,070	29,148
Stockholders’ equity:
Preferred stock, par value $.01 per share, authorized 50,000,000 shares at December 31, 2006, none issued	—	—
Common stock, par value $.01 per share at December 31, 2006 and $.22 per share at September 30, 2006, authorized 300,000,000 shares, issued 94,652,412 shares at December 31, 2006 and 98,470,287 shares at September 30, 2006	947	21,663
Additional paid-in capital	313,999	340,594
Retained earnings	518,968	1,467,224
Accumulated other comprehensive income (loss)	(11,317)	3,035

	822,597	1,832,516
Less treasury stock at cost (5,230,808 shares at September 30, 2006)	—	(102,735)

Total stockholders’ equity	822,597	1,729,781

Total liabilities and stockholders’ equity	$1,315,555	2,582,597

See Notes to Consolidated Financial Statements.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Three Months Ended December 31, 2006 and 2005

(in thousands)

	(Unaudited)
	2006	2005
Cash Flows from Operating Activities:

Net earnings (loss)	$(5,880)	52,103
Less: Earnings (loss) from discontinued operations	(5,883)	37,712

Earnings from continuing operations	3	14,391
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation	5,919	6,200
Amortization of other assets and unearned compensation	769	718
Restructuring and other – non-cash charge from the acceleration of vesting of stock options and restricted shares (note 3)	12,198	—
Stock option expense (note 6)	2,067	4,852
Deferred income taxes	(17,327)	(2,464)
Cash effects of changes in (excluding acquisitions):
Receivables, net	13,408	7,533
Inventories	(13,382)	(7,685)
Other current assets	(2,189)	(3,182)
Accounts payable and accrued expenses	(1,640)	(10,985)
Income taxes	13,838	5,591
Other assets	(1,221)	(1,865)
Other liabilities	865	(56)

Net cash provided by operating activities	13,308	13,048

Cash Flows from Investing Activities:

Proceeds from sales of short-term investments	211,660	45,825
Payments for purchases of short-term investments	(228,025)	(33,025)
Capital expenditures	(9,703)	(21,826)
Payments for purchased businesses	—	(5)
Proceeds from disposals of assets	2,374	3,882

Net cash used by investing activities	(23,694)	(5,149)

Cash Flows from Financing Activities:

Proceeds from issuance of long-term debt	453	156
Repayments of long-term debt	(129)	(118)
Change in book cash overdraft	(3,452)	5,196
Proceeds from exercises of stock options	25,033	2,895
Excess tax benefit from stock option exercises	1,174	80
Cash dividends paid	—	(10,587)
Stock purchased for treasury	(876)	(1,184)

Net cash provided (used) by financing activities	22,203	(3,562)

Effect of foreign exchange rate changes on cash and cash equivalents	174	(473)

Net cash provided by continuing operations	11,991	3,864

(continued)

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

Three Months Ended December 31, 2006 and 2005

(in thousands)

	(Unaudited)
	2006	2005
Discontinued Operations:

Net cash (used) provided by operating activities of discontinued operations	(3,832)	42,838
Net cash used by investing activities of discontinued operations	(67,958)	(11,449)
Net cash used by financing activities of discontinued operations – special cash dividend paid in connection with the Separation	(2,342,188)	—
Net cash provided by financing activities of discontinued operations – other	2,324,395	(12,797)
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	(212)	(545)

Net cash (used) provided by discontinued operations	(89,795)	18,047

Net increase (decrease) in cash and cash equivalents	(77,804)	21,911
Cash and cash equivalents at beginning of period, including cash and cash equivalents of discontinued operations	206,465	103,691

Cash and cash equivalents at end of period	$128,661	125,602

See Notes to Consolidated Financial Statements.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

Three Months Ended December 31, 2006

(in thousands)

(Unaudited)

	Common Stock Issued	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance at September 30, 2006	$21,663	$340,594	$1,467,224	$3,035	$(102,735)	$1,729,781
Net loss			(5,880)			(5,880)
Foreign currency translation				5,211		5,211
Stock options exercised	7	17,463			8,737	26,207
Stock option expense		2,355				2,355
Reclassification of stock options subject to redemption		9,078				9,078
Changes in connection with the Separation:
Retirement of treasury stock	(1,052)	(93,407)			94,459	—
Change in par value	(19,674)	19,674				—
Sally separation			1,399,812	(17,086)		1,382,726
Special cash dividend paid			(2,342,188)			(2,342,188)
Acceleration of vesting of stock options and restricted shares		17,175				17,175
Other	3	1,067		(2,477)	(461)	(1,868)

Balance at December 31, 2006	$947	$313,999	$518,968	$(11,317)	$—	$822,597

See Notes to Consolidated Financial Statements.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(1) DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Alberto-Culver Company and its subsidiaries (the company or New Alberto-Culver) operate two businesses: Consumer Packaged Goods and Cederroth International. The Consumer Packaged Goods business (formerly known as Alberto-Culver Consumer Products Worldwide) develops, manufactures, distributes and markets branded beauty care products as well as branded food and household products in the United States and more than 100 other countries. Cederroth International manufactures, markets and distributes beauty and health care products throughout Scandinavia and in Europe. For reporting purposes, these two businesses were previously aggregated into the Global Consumer Products reportable segment.

Prior to November 16, 2006, the company also operated a beauty supply distribution business which included two segments: (1) Sally Beauty Supply, a domestic and international chain of cash-and-carry stores offering professional beauty supplies to both salon professionals and retail consumers, and (2) Beauty Systems Group, a full-service beauty supply distributor offering professional brands directly to salons through its own sales force and professional-only stores in exclusive geographical territories in North America and Europe. These two segments comprised Sally Holdings, Inc. (Sally Holdings), a wholly-owned subsidiary of the company.

As more fully described in note 2, on November 16, 2006 the company separated into two publicly-traded companies: New Alberto-Culver, which owns and operates the consumer products business, and Sally Beauty Holdings, Inc. (New Sally) which owns and operates Sally Holdings’ beauty supply distribution business.

Notwithstanding the legal form of the transactions, because of the substance of the transactions, New Alberto-Culver was considered the divesting entity and treated as the “accounting successor” to the company, and New Sally was considered the “accounting spinnee” for financial reporting purposes in accordance with Emerging Issues Task Force Issue No. 02-11, “Accounting for Reverse Spinoffs.”

The separation of the company into New Alberto-Culver and New Sally is hereafter referred to as the “Separation.” For purposes of describing the events related to the Separation, as well as other events, transactions and financial results of Alberto-Culver Company and its subsidiaries related to periods prior to November 16, 2006, the term “the company” refers to New Alberto-Culver’s accounting predecessor, or Old Alberto-Culver.

In accordance with the provisions of the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective with the closing of the Separation on November 16, 2006, the results of operations and cash flows related to Sally Holdings’ beauty supply distribution business are reported as discontinued operations for all periods presented. In addition, the assets and liabilities of Sally Holdings have been segregated from the assets and liabilities related to the company’s continuing operations and presented separately on the company’s comparative balance sheet as of September 30, 2006. Unless otherwise noted, all disclosures in the notes accompanying the consolidated financial statements reflect only continuing operations.

The consolidated financial statements of the company contained in this report have not been audited by the company’s independent registered public accounting firm; however, the balance sheet information presented at September 30, 2006 has been derived from the company’s audited 2006 financial statements. In the opinion of the company, the consolidated financial statements reflect all adjustments, which include only normal recurring adjustments except as described in note 3 below, necessary to present fairly the data contained therein. The results of operations for the periods presented are not necessarily indicative of results for a full year. Certain amounts for the prior year have been reclassified to conform to the current year’s presentation.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in the financial statements. Actual results may differ from those estimates. Management believes these estimates and assumptions are reasonable.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Alberto-Culver LLC, the wholly-owned operating subsidiary of the company, has $120 million of 6.375% debentures outstanding due June 15, 2028. The debentures are subject to repayment, in whole or in part, on June 15, 2008 at the option of the holders. In connection with the Separation, on November 16, 2006 a supplemental indenture was executed which added the company as a guarantor of the debentures. In accordance with Regulation S-X, condensed consolidating financial information is not included herein because the parent company guarantor has no independent assets or operations, the guarantee is full and unconditional and Alberto-Culver LLC is the only subsidiary of the parent company.

These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the fiscal year ended September 30, 2006.

(2) DISCONTINUED OPERATIONS

On June 19, 2006, the company announced a plan to split Sally Holdings from the consumer products business. Pursuant to an Investment Agreement, on November 16, 2006:

•

The company separated into two publicly-traded companies: New Alberto-Culver, which owns and operates the consumer products business, and Sally Beauty Holdings, Inc. (New Sally), which owns and operates Sally Holdings’ beauty supply distribution business;

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

•

New Sally, using a substantial portion of the proceeds of the investment by Investor and the debt incurrence, paid a $25.00 per share special cash dividend to New Sally shareholders (formerly the company’s shareholders) other than Investor. New Sally then contributed the company to New Alberto-Culver and proceeded to spin off New Alberto-Culver by distributing one share of New Alberto-Culver common stock for each share of New Sally common stock.

Prior to the Separation, on January 10, 2006, the company entered into an agreement with Regis Corporation (Regis) to merge Sally Holdings with Regis in a tax-free transaction. Pursuant to the terms and conditions of the merger agreement, Sally Holdings was to be spun off to the company’s stockholders by way of a tax-free distribution and, immediately thereafter, combined with Regis in a tax-free stock-for-stock merger.

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

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

In connection with the Separation and the Regis transaction, the company incurred transaction expenses, primarily the termination fee paid to Regis and legal and investment banking fees, from the fourth quarter of fiscal year 2005 through the closing of the Separation in the first quarter of fiscal year 2007. These costs were expensed in the periods incurred and are included in discontinued operations. The total amount of transaction expenses, including the termination fee, was $78.9 million ($57.0 million after taxes). Approximately $18.7 million and $2.0 million of that amount were expensed by the company in the first quarter of fiscal year 2007 and 2006, respectively. All expenses incurred related to the Regis transaction, including the termination fee, are expected to be deductible for income tax purposes, while most expenses related to the Separation are not expected to be deductible for income tax purposes.

In accordance with the Investment Agreement, upon the closing of the Separation, New Sally paid (i) all of Investor’s transaction expenses and a transaction fee in the amount of $30 million to CD&R, (ii) $20 million to the company covering certain of the combined transaction expenses of Sally Holdings and the company and (iii) certain other expenses of the company. The transaction expenses that New Sally paid on behalf of Investor and the transaction fee paid to CD&R, along with other costs incurred by New Sally directly related to its issuance of new equity and debt in connection with the Separation, were capitalized as equity and debt issuance costs on New Sally’s balance sheet. The transaction expenses of the company, including Sally Holdings’ portion, were expensed by the company as incurred through the date of completion of the Separation and are included in discontinued operations.

The company has treated the Separation as though it constitutes a change in control for purposes of the company’s stock option and restricted stock plans. As a result, in accordance with the terms of these plans, all outstanding stock options and restricted shares of the company became fully vested upon completion of the Separation on November 16, 2006. Included in discontinued operations is a $5.3 million charge which reflects the amount of future compensation expense that would have been recognized in subsequent periods as the stock options and restricted shares for Sally Holdings employees vested over the original vesting periods.

In connection with the Separation, Michael H. Renzulli, the former Chairman of Sally Holdings, terminated his employment with the company and received certain contractual benefits totaling $4.0 million, which is included in discontinued operations.

The results of discontinued operations for the three months ended December 31, 2006 and 2005 were as follows (in thousands):

	Three months ended December 31,
	2006*	2005
Net sales	$310,753	586,355

Transaction expenses and other related costs **	$27,975	2,024

Earnings before provision for income taxes	$1,867	62,514
Provision for income taxes	7,750	24,802

Earnings (loss) from discontinued operations, net of income taxes	$(5,883)	37,712

*	Includes results through November 16, 2006.
**	The 2006 amount includes $18.7 million of transaction expenses, $5.3 million related to the acceleration of vesting of stock options and restricted shares held by Sally Holdings employees and $4.0 million of contractual benefits for the former Chairman of Sally Holdings. The entire amount in 2005 reflects transaction expenses.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

The components of the assets and liabilities of discontinued operations as of September 30, 2006 were as follows (in thousands):

Current assets:
Cash and cash equivalents	$107,571
Receivables, net	66,690
Inventories	574,983
Other current assets	20,582

$769,826

Non-current assets:
Property and equipment, net	$142,735
Goodwill	364,718
Trade names	35,193
Other assets	22,519

$565,165

Current liabilities:
Current maturities of long-term debt	$503
Accounts payable	176,623
Accrued expenses	114,459
Income taxes	8,377

$299,962

Non-current liabilities:
Long-term debt	$621
Other liabilities	15,574
Deferred income taxes	21,590

$37,785

The Sally Beauty Supply segment of Sally Holdings is a long-standing customer of the company’s consumer products business. During the first quarter of fiscal year 2007, the company’s consumer products business recorded $4.2 million of sales to Sally Holdings prior to November 16, 2006, all of which were eliminated from the consolidated results of the company because, at the time, the sales represented intercompany transactions. Similarly, during the first quarter of fiscal year 2006, the consumer products business had intercompany sales to Sally Holdings of $6.9 million. The company expects to continue its customer relationship with New Sally following the Separation.

(3) RESTRUCTURING AND OTHER

Restructuring and other expenses during the three months ended December 31, 2006 consist of the following (in thousands):

Severance and other exit costs	$9,710
Charges related to the acceleration of vesting of stock options and restricted shares in connection with the Separation	12,198
Contractual termination benefits for the former President and Chief Executive Officer in connection with the Separation	9,888
Gain on sale of long-lived assets	(386)

$31,410

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Severance and Other Exit Costs

On November 27, 2006, the company committed to a plan to terminate employees as part of a reorganization following the Separation. The company’s worldwide workforce will be reduced by approximately 90 employees as a result of the reorganization plan. All changes affect corporate functions or the Consumer Packaged Goods business segment. The company expects to record additional charges of $5.0 to $6.0 million related to this plan, primarily in the second quarter of fiscal year 2007, with payments expected to be substantially completed by the end of the first quarter of fiscal year 2008. The costs in the second quarter will be substantially offset by an estimated $5.0 million gain from the sale of a subsidiary which owned the company’s corporate airplane, as discussed below.

The following table reflects the activity related to the restructuring plan during the three months ended December 31, 2006 (in thousands):

	Initial Charges	Cash Payments	Liability at December 31, 2006
Severance	$9,588	(851)	8,737
Contract termination costs	53	(53)	—
Other	69	—	69

	$9,710	(904)	8,806

Acceleration of Vesting of Stock Options and Restricted Shares

As previously discussed, the company has treated the Separation as though it constitutes a change in control for purposes of the company’s stock option and restricted stock plans. As a result, in accordance with the terms of these plans, all outstanding stock options and restricted shares of the company became fully vested upon completion of the Separation on November 16, 2006. The $12.2 million charge recorded by the company in the first quarter of fiscal year 2007 is equal to the amount of future compensation expense that would have been recognized in subsequent periods as the stock options and restricted shares vested over the original vesting periods. See note 6 for additional information regarding the company’s stock option and restricted stock plans.

Contractual Termination Benefits

In connection with the Separation, Howard B. Bernick, the former President and Chief Executive Officer of the company, terminated his employment with the company and received certain contractual benefits primarily consisting of a lump sum cash payment of $9.7 million plus applicable employer payroll taxes.

Gain on Sale of Long-Lived Assets – Related Party Transaction

On December 21, 2006, the company entered into an agreement with 18000 LLC, a limited liability company controlled by Howard B. Bernick, NJI Sales, Inc., NetJets International, Inc. and NetJets Services, Inc. to assign 50% of the company’s 1/8th interest in a fractional-ownership airplane to 18000 LLC in exchange for $1.2 million. Mr. Bernick, a former director and the former President and Chief Executive Officer of the company, is the husband of Carol L. Bernick, Chairman of the Board of Directors of the company. The company recognized a pre-tax gain of $386,000 as a result of the sale, which closed on December 22, 2006. The transaction was approved by the audit committee of the board of directors of the company, consisting solely of independent directors.

Subsequent Event – Related Party Transaction

On January 10, 2007, the Leonard H. Lavin Trust u/a/d 12/18/87 (the Lavin Trust) purchased all of the membership units of Eighteen, LLC, an Oregon limited liability company and subsidiary of the company, pursuant to a Membership Interest Purchase Agreement dated January 10, 2007 among the Lavin Trust, Eighteen, LLC and the company. The trustees of the Lavin Trust are Leonard H. Lavin, a director of the company, and Mrs. Bernick. The primary asset of Eighteen, LLC is a Gulfstream IV-SP airplane. The purchase price for the membership interests of Eighteen, LLC was $25.0 million and was paid on January 10, 2007. The Company expects to recognize a pre-tax gain of approximately $5.0 million in the second quarter of fiscal year 2007 in connection with the sale. The transaction was approved by the audit committee of the board of directors of the company, consisting solely of independent directors.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(4) STOCKHOLDERS’ EQUITY

On November 12, 2006, the board of directors authorized the company to purchase up to 5 million shares of common stock. This new authorization replaced the previous authorization to purchase Old Alberto-Culver common stock. No shares have been purchased under the authorization as of December 31, 2006.

The company’s $300 million revolving credit facility, as amended, includes a covenant that limits the company’s ability to purchase its common stock or pay dividends if the cumulative stock repurchases plus cash dividends exceeds $250 million plus 50% of “consolidated net income” (as defined in the credit agreement) commencing January 1, 2007.

During the three months ended December 31, 2006 and 2005, the company acquired $876,000 and $1.6 million, respectively, of common stock surrendered by employees in connection with the exercises of stock options and the payment of withholding taxes as provided under the terms of certain incentive plans. Shares acquired under these plans are not subject to the company’s stock repurchase program.

(5) WEIGHTED AVERAGE SHARES OUTSTANDING

The following table provides information on basic and diluted weighted average shares outstanding (in thousands):

	Three Months Ended December 31
	2006	2005
Basic weighted average shares outstanding	93,630	91,846
Effect of dilutive securities:
Assumed exercise of stock options	2,151	1,029
Assumed vesting of restricted stock	154	221
Effect of unrecognized stock-based compensation related to future services	(262)	(629)

Diluted weighted average shares outstanding	95,673	92,467

The computations of diluted weighted average shares outstanding for the three months ended December 31, 2006 and 2005 exclude stock options for 561,000 and 2.9 million shares, respectively, since the options were anti-dilutive.

(6) ACCOUNTING FOR STOCK-BASED COMPENSATION

On November 13, 2006, the company adopted two new stock option plans. Under these plans, the company is authorized to issue non-qualified stock options to employees and non-employee directors to purchase a limited number of shares of the company’s common stock at a price not less than the fair market value of the stock on the date of grant. Generally, options under the plans expire ten years from the date of grant and are exercisable on a cumulative basis in four equal annual increments commencing one year after the date of grant. A total of 21.3 million shares have been authorized to be issued under the plans (including 11.8 million adjusted stock options carried over from Old Alberto-Culver), of which 7.6 million shares remain available for future grants as of December 31, 2006.

In accordance with SFAS No. 123 (R), “Share-Based Payment,” the company recognizes compensation expense for stock options on a straight-line basis over the vesting period or to the date a participant becomes eligible for retirement, if earlier. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

In the first quarter of fiscal year 2007, the company recorded stock option expense, excluding the one-time charge related to the acceleration of vesting of all outstanding options in connection with the Separation, that reduced earnings (loss) from continuing operations before provision (benefit) for income taxes by $2.1 million, provision (benefit) for income taxes by $728,000, earnings from continuing operations by $1.3 million, basic earnings per share from continuing operations by one cent and diluted earnings per share from continuing operations by two cents. In the first quarter of fiscal year 2006, the company recorded stock option expense that reduced earnings (loss) from continuing operations before provision (benefit) for income taxes by $4.9 million, provision (benefit) for income taxes by $1.8 million, earnings from continuing operations by $3.1 million and basic and diluted earnings per share from continuing operations per share by three cents. The expense amounts in the first quarter of each fiscal year included the immediate expensing of the fair value of stock options granted during the quarter to participants who had already met the definition of retirement under the stock option plans. Stock option expense is included in advertising, marketing, selling and administrative expenses in the consolidated statements of earnings. The net balance sheet effect of recognizing stock option expense increased total stockholders’ equity by $728,000 and $1.8 million in the first quarter of fiscal year 2007 and 2006, respectively, and resulted in the recognition of deferred tax assets of the same amount. The company’s consolidated statements of cash flows for the first quarter of fiscal year 2007 and 2006 reflect $1.2 million and $80,000 of excess tax benefits from employee stock option exercises as financing cash inflows from continuing operations in accordance with the provisions of SFAS No. 123 (R).

Stock option activity under the company’s plans for the three months ended December 31, 2006 is summarized as follows:

	Number of Options (in thousands)	Weighted Average Option Price
Outstanding at September 30, 2006	6,677	$36.86
Exercised	(444)	$32.35
Canceled	(26)	$42.83

Outstanding at November 16, 2006 (prior to the Separation)	6,207	$37.15
Converted to New Sally stock options*	(1,402)
Adjustment pursuant to the Separation**	7,009

Outstanding at November 16, 2006 (following the Separation)	11,814	$14.95
Granted	1,924	$20.31
Exercised	(691)	$15.42
Canceled	(3)	$13.89

Outstanding at December 31, 2006	13,044	$15.72

Exercisable at December 31, 2006	11,120	$14.92

*	As a result of the Separation, all outstanding stock options held by employees of Sally Holdings (other than Michael H. Renzulli) were converted into options to purchase shares of New Sally common stock. All other outstanding stock options were converted into options to purchase New Alberto-Culver common stock.
**	Following the completion of the Separation, all remaining outstanding stock options were adjusted by multiplying the number of options by a factor of approximately 2.46 and dividing the exercise price by the same factor. In accordance with SFAS No. 123 (R), no additional compensation expense related to the options resulted from these modifications.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

As of December 31, 2006, the company had $6.5 million of unrecognized compensation costs related to stock options that is expected to be recorded over a weighted average period of 3.6 years.

On November 13, 2006, the company adopted a new restricted stock plan, pursuant to which the company is authorized to grant up to 2.5 million restricted shares of common stock to employees. As of December 31, 2006, approximately 2.2 million shares remain authorized for future issuance under the plan. The restricted shares under this plan meet the definition of “nonvested shares” in SFAS No. 123 (R). The restricted shares generally vest on a cumulative basis in four equal annual installments commencing two years after the date of grant. The total fair market value of restricted shares on the date of grant is amortized to expense on a straight-line basis over the vesting period. The amortization expense related to restricted shares during the first quarter of fiscal year 2007 was $220,000, excluding the one-time charge related to the acceleration of vesting of all outstanding restricted shares in connection with the Separation. The amortization expense related to restricted shares during the first quarter of fiscal year 2006 was $210,000.

Restricted share activity under the plans is summarized as follows (shares in thousands):

	Number of Shares	Weighted Average Fair Value on Grant Date
Nonvested at September 30, 2006	118	$36.34
Vested in connection with the Separation	(118)	$36.34
Granted following the Separation	265	$20.31

Nonvested at December 31, 2006	265	$20.31

As of December 31, 2006, the company had $5.3 million of unearned compensation related to restricted shares that will be amortized to expense over a weighted average period of 4.9 years.

Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 107, “Share-Based Payment,” requires public companies to apply the rules of Accounting Series Release No. 268 (ASR 268), “Presentation in Financial Statements of Redeemable Preferred Stocks,” to stock options with contingent cash settlement provisions. ASR 268 requires securities with contingent cash settlement provisions which are not solely in the control of the issuer, without regard to probability of occurrence, to be classified outside of stockholders’ equity. The company’s stock option plans have a contingent cash settlement provision upon the occurrence of certain change in control events. While the company believes the possibility of occurrence of any such change in control event is remote, the contingent cash settlement of the stock options as a result of such event would not be solely in the control of the company. In accordance with ASR 268, the company has classified $20.1 million as “stock options subject to redemption” outside of stockholders’ equity on its consolidated balance sheet as of December 31, 2006. This amount represents the intrinsic value as of November 5, 2003 of currently outstanding stock options which were modified on that date as a result of the company’s conversion to one class of common stock. This amount will be reclassified into additional paid-in capital in future periods as the related stock options are exercised or canceled.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(7) COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of net earnings (loss), foreign currency translation adjustments and minimum pension liability adjustments as follows (in thousands):

	Three Months Ended December 31
	2006	2005
Net earnings (loss)	$(5,880)	52,103
Other comprehensive income adjustments:
Foreign currency translation	5,211	(6,182)
Minimum pension liability	(2,477)	—

Comprehensive income (loss)	$(3,146)	45,921

(8) BUSINESS SEGMENT INFORMATION

Segment information for the three months ended December 31, 2006 and 2005 is as follows (in thousands):

	Three Months Ended December 31
	2006	2005
Net sales:
Consumer Packaged Goods	$303,703	273,104
Cederroth International	51,790	45,801
Eliminations	(4,365)	(6,995)

	$351,128	311,910

Earnings (loss) from continuing operations before provision (benefit) for income taxes:
Consumer Packaged Goods	$31,904	23,971
Cederroth International	(71)	1,328

Segment operating profit	31,833	25,299
Stock option expense (note 6)	(2,067)	(4,852)
Restructuring and other (note 3)	(31,410)	—
Interest income (expense), net	309	(1,345)

	$(1,335)	19,102

For reporting purposes, the Consumer Packaged Goods and Cederroth International business segments were previously aggregated into the Global Consumer Products reportable segment. Prior year information has been reclassified to conform to the new segment presentation.

(9) GOODWILL AND TRADE NAMES

The change in the carrying amount of goodwill by operating segment for the three months ended December 31, 2006 is as follows (in thousands):

	Consumer Packaged Goods	Cederroth International	Total
Balance as of September 30, 2006	$145,582	58,309	203,891
Additions, net of purchase price adjustments	1,265	(68)	1,197
Foreign currency translation	376	(753)	(377)

Balance as of December 31, 2006	$147,223	57,488	204,711

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

The increase for Consumer Packaged Goods was attributable to the accrual of additional consideration related to the acquisition of Nexxus Products Company (Nexxus).

Indefinite-lived trade names by operating segment at December 31, 2006 and September 30, 2006 were as follows (in thousands):

	December 31, 2006	September 30, 2006
Consumer Packaged Goods	$74,848	74,820
Cederroth International	34,518	32,692

	$109,366	107,512

(10) ACQUISITIONS

On May 18, 2005, the company acquired substantially all the assets of Nexxus. The total amount paid for the acquisition in fiscal year 2005 was $46.5 million. In accordance with the purchase agreement, additional consideration of up to $55.0 million may be paid over the ten years following the closing of the acquisition based on a percentage of sales of Nexxus branded products. Such additional consideration will be accrued in the period the company becomes obligated to pay the amounts and will increase the amount of goodwill resulting from the acquisition. In September, 2006, the company paid $4.6 million of additional consideration covering the one year period from July 1, 2005 to June 30, 2006. At December 31, 2006, the company owed $1.6 million of additional consideration which is expected to be paid in the fourth quarter of fiscal year 2007. Goodwill of $33.9 million, a trade name of $12.6 million and other intangible assets of $2.0 million have been recorded as a result of the acquisition and are expected to be deductible for tax purposes. The acquisition was accounted for using the purchase method and, accordingly, the results of operations of Nexxus have been included in the consolidated financial statements from the date of acquisition. Nexxus is included in the company’s Consumer Packaged Goods segment.

(11) NEW ACCOUNTING PRONOUNCEMENTS

In July, 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the recognition threshold and measurement requirements for tax positions taken or expected to be taken in tax returns and provides guidance on the related classification and disclosure. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. Accordingly, the company will adopt FIN No. 48 no later than the beginning of fiscal year 2008. The company is currently evaluating the effects that the adoption of FIN No. 48 will have on its consolidated financial statements.

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

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF BUSINESS

Alberto-Culver Company and its subsidiaries (the company or New Alberto-Culver) operate two businesses: Consumer Packaged Goods and Cederroth International. The Consumer Packaged Goods business (formerly known as Alberto-Culver Consumer Products Worldwide) develops, manufactures, distributes and markets branded beauty care products as well as branded food and household products in the United States and more than 100 other countries. Cederroth International manufactures, markets and distributes beauty and health care products throughout Scandinavia and in Europe. For reporting purposes, these two businesses were previously aggregated into the Global Consumer Products reportable segment.

OVERVIEW

DISCONTINUED OPERATIONS

Prior to November 16, 2006, the company also operated a beauty supply distribution business which included two segments: (1) Sally Beauty Supply, a domestic and international chain of cash-and-carry stores offering professional beauty supplies to both salon professionals and retail consumers, and (2) Beauty Systems Group, a full-service beauty supply distributor offering professional brands directly to salons through its own sales force and professional-only stores in exclusive geographical territories in North America and Europe. These two segments comprised Sally Holdings, Inc. (Sally Holdings), a wholly-owned subsidiary of the company.

On June 19, 2006, the company announced a plan to split Sally Holdings from the consumer products business. Pursuant to an Investment Agreement, on November 16, 2006:

•

The company separated into two publicly-traded companies: New Alberto-Culver, which owns and operates the consumer products business, and Sally Beauty Holdings, Inc. (New Sally), which owns and operates Sally Holdings’ beauty supply distribution business;

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

•

New Sally, using a substantial portion of the proceeds of the investment by Investor and the debt incurrence, paid a $25.00 per share special cash dividend to New Sally shareholders (formerly the company’s shareholders) other than Investor. New Sally then contributed the company to New Alberto-Culver and proceeded to spin off New Alberto-Culver by distributing one share of New Alberto-Culver common stock for each share of New Sally common stock.

Notwithstanding the legal form of the transactions, because of the substance of the transactions, New Alberto-Culver was considered the divesting entity and treated as the “accounting successor” to the company, and New Sally was considered the “accounting spinnee” for financial reporting purposes in accordance with Emerging Issues Task Force Issue No. 02-11, “Accounting for Reverse Spinoffs.”

The separation of the company into New Alberto-Culver and New Sally involving Clayton, Dubilier & Rice (CD&R) is hereafter referred to as the “Separation.” For purposes of describing the events related to the Separation, as well as other events, transactions and financial results of Alberto-Culver Company and its subsidiaries related to periods prior to November 16, 2006, the term “the company” refers to New Alberto-Culver’s accounting predecessor, or Old Alberto-Culver.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

In accordance with the provisions of the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective with the closing of the Separation on November 16, 2006, the results of operations and cash flows related to Sally Holdings’ beauty supply distribution business are reported as discontinued operations for all periods presented. In addition, the assets and liabilities of Sally Holdings have been segregated from the assets and liabilities related to the company’s continuing operations and presented separately on the company’s comparative balance sheet as of September 30, 2006. Unless otherwise noted, all financial information in the accompanying consolidated financial statements and related notes, as well as all discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), reflects only continuing operations.

Prior to the Separation, on January 10, 2006, the company entered into an agreement with Regis Corporation (Regis) to merge Sally Holdings with Regis in a tax-free transaction. Pursuant to the terms and conditions of the merger agreement, Sally Holdings was to be spun off to the company’s stockholders by way of a tax-free distribution and, immediately thereafter, combined with Regis in a tax-free stock-for-stock merger.

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

In connection with the Separation and the Regis transaction, the company incurred transaction expenses, primarily the termination fee paid to Regis and legal and investment banking fees, from the fourth quarter of fiscal year 2005 through the closing of the Separation in the first quarter of fiscal year 2007. These costs were expensed in the periods incurred and are included in discontinued operations. The total amount of transaction expenses, including the termination fee, was $78.9 million ($57.0 million after taxes). Approximately $18.7 million and $2.0 million of that amount were expensed by the company in the first quarter of fiscal year 2007 and 2006, respectively. All expenses incurred related to the Regis transaction, including the termination fee, are expected to be deductible for income tax purposes, while most expenses related to the Separation are not expected to be deductible for income tax purposes.

In accordance with the Investment Agreement, upon the closing of the Separation, New Sally paid (i) all of Investor’s transaction expenses and a transaction fee in the amount of $30 million to CD&R, (ii) $20 million to the company covering certain of the combined transaction expenses of Sally Holdings and the company and (iii) certain other expenses of the company. The transaction expenses that New Sally paid on behalf of Investor and the transaction fee paid to CD&R, along with other costs incurred by New Sally directly related to its issuance of new equity and debt in connection with the Separation, were capitalized as equity and debt issuance costs on New Sally’s balance sheet. The transaction expenses of the company, including Sally Holdings’ portion, were expensed by the company as incurred through the date of completion of the Separation and are included in discontinued operations.

The company has treated the Separation as though it constitutes a change in control for purposes of the company’s stock option and restricted stock plans. As a result, in accordance with the terms of these plans, all outstanding stock options and restricted shares of the company became fully vested upon completion of the Separation on November 16, 2006. Included in discontinued operations is a $5.3 million charge which reflects the amount of future compensation expense that would have been recognized in subsequent periods as the stock options and restricted shares for Sally Holdings employees vested over the original vesting periods.

In connection with the Separation, Michael H. Renzulli, the former Chairman of Sally Holdings, terminated his employment with the company and received certain contractual benefits totaling $4.0 million, which is included in discontinued operations.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

NON-GAAP FINANCIAL MEASURES

The company’s financial results in the first quarter of fiscal year 2007 were affected by restructuring and other transaction-related expenses. In the first quarter of fiscal year 2007, the company committed to a plan to terminate employees as part of a reorganization following the completion of the Separation. All costs incurred related to this plan, as well as certain other charges recorded in connection with the closing of the Separation, are classified as “restructuring and other” on the consolidated statement of operations. These expenses relate to a reorganization plan implemented by the company and a specific transaction rather than the normal ongoing operations of the company’s businesses and had no effect on the operating profits of the company’s business segments.

To supplement the company’s financial results presented in accordance with U.S. generally accepted accounting principles (GAAP), “earnings from continuing operations excluding restructuring and other expenses,” “basic earnings per share from continuing operations excluding restructuring and other expenses” and “diluted earnings per share from continuing operations excluding restructuring and other expenses” are disclosed in the “Results of Operations” section of MD&A. In addition, the company discloses “organic sales growth” which measures the growth in net sales excluding the effects of foreign exchange rates, acquisitions and a divestiture. These measures are “non-GAAP financial measures” as defined by Regulation G of the Securities and Exchange Commission (SEC). The non-GAAP financial measures are not intended to be, and should not be, considered separately from or as alternatives to the most directly comparable GAAP financial measures of “earnings from continuing operations,” “basic earnings per share from continuing operations,” “diluted earnings per share from continuing operations” and “net sales growth.” These specific non-GAAP financial measures, including the per share measures, are presented in MD&A with the intent of providing greater transparency to supplemental financial information used by management and the company’s board of directors in their financial and operational decision-making. These non-GAAP financial measures are among the primary indicators that management and the board of directors use as a basis for budgeting, making operating and strategic decisions and evaluating performance of the company and management as they provide meaningful supplemental information regarding the normal ongoing operations of the company and its core businesses. In addition, these non-GAAP financial measures are used by management and the board of directors to facilitate internal comparisons to the company’s historical operating results. These amounts are disclosed so that the reader has the same financial data that management uses with the belief that it will assist investors and other readers in making comparisons to the company’s historical operating results and analyzing the underlying performance of the company’s normal ongoing operations for the periods presented. Management believes that the presentation of these non-GAAP financial measures, when considered along with the company’s GAAP financial measures and the reconciliations to the corresponding GAAP financial measures, provides the reader with a more complete understanding of the factors and trends affecting the company than could be obtained absent these disclosures. It is important for the reader to note that the non-GAAP financial measures used by the company may be calculated differently from, and therefore may not be comparable to, similarly titled measures used by other companies. Reconciliations of these measures to their most directly comparable GAAP financial measures are provided in the “Reconciliation of Non-GAAP Financial Measures” section of MD&A and should be carefully evaluated by the reader.

RESTRUCTURING AND OTHER

Restructuring and other expenses during the three months ended December 31, 2006 consist of the following (in thousands):

Severance and other exit costs	$9,710
Charges related to the acceleration of vesting of stock options and restricted shares in connection with the Separation	12,198
Contractual termination benefits for the former President and Chief Executive Officer in connection with the Separation	9,888
Gain on sale of long-lived assets	(386)

$31,410

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Severance and Other Exit Costs

On November 27, 2006, the company committed to a plan to terminate employees as part of a reorganization following the Separation. The company’s worldwide workforce will be reduced by approximately 90 employees as a result of the reorganization plan. All changes affect corporate functions or the Consumer Packaged Goods business segment. The company expects to record additional charges of $5.0 to $6.0 million related to this plan, primarily in the second quarter of fiscal year 2007, with payments expected to continue through the first quarter of fiscal year 2008. The costs in the second quarter will be substantially offset by an estimated $5.0 million gain from the sale of a subsidiary which owned the company’s corporate airplane, as discussed below.

The following table reflects the activity related to the restructuring plan during the three months ended December 31, 2006 (in thousands):

	Initial Charges	Cash Payments	Liability at December 31, 2006
Severance	$9,588	(851)	8,737
Contract termination costs	53	(53)	—
Other	69	—	69

	$9,710	(904)	8,806

Acceleration of Vesting of Stock Options and Restricted Shares

As previously discussed, the company has treated the Separation as though it constitutes a change in control for purposes of the company’s stock option and restricted stock plans. As a result, in accordance with the terms of these plans, all outstanding stock options and restricted shares of the company became fully vested upon completion of the Separation on November 16, 2006. The $12.2 million charge recorded by the company in the first quarter of fiscal year 2007 is equal to the amount of future compensation expense that would have been recognized in subsequent periods as the stock options and restricted shares vested over the original vesting periods.

Contractual Termination Benefits

In connection with the Separation, Howard B. Bernick, the former President and Chief Executive Officer of the company, terminated his employment with the company and received certain contractual benefits primarily consisting of a lump sum cash payment of $9.7 million plus applicable employer payroll taxes.

Gain on Sale of Long-Lived Assets – Related Party Transaction

On December 21, 2006, the company entered into an agreement with 18000 LLC, a limited liability company controlled by Howard B. Bernick, NJI Sales, Inc., NetJets International, Inc. and NetJets Services, Inc. to assign 50% of the company’s 1/8th interest in a fractional-ownership airplane to 18000 LLC in exchange for $1.2 million. Mr. Bernick, a former director and the former President and Chief Executive Officer of the company, is the husband of Carol L. Bernick, Chairman of the Board of Directors of the company. The company recognized a pre-tax gain of $386,000 as a result of the sale, which closed on December 22, 2006. The transaction was approved by the audit committee of the board of directors of the company, consisting solely of independent directors.

Subsequent Event – Related Party Transaction

On January 10, 2007, the Leonard H. Lavin Trust u/a/d 12/18/87 (the Lavin Trust) purchased all of the membership units of Eighteen, LLC, an Oregon limited liability company and subsidiary of the company, pursuant to a Membership Interest Purchase Agreement dated January 10, 2007 among the Lavin Trust, Eighteen, LLC and the company. The trustees of the Lavin Trust are Leonard H. Lavin, a director of the company, and Mrs. Bernick. The primary asset of Eighteen, LLC is a Gulfstream IV-SP airplane. The purchase price for the membership interests of Eighteen, LLC was $25.0 million and was paid on January 10, 2007. The Company expects to recognize a pre-tax gain of approximately $5.0 million in the second quarter of fiscal year 2007 in connection with the sale. The transaction was approved by the audit committee of the board of directors of the company, consisting solely of independent directors.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Expected Savings

As a result of the reorganization plan and other restructuring activities, the company expects to recognize cost savings of at least $16.0 million on an annualized basis, with a minimum of $12.0 million affecting the remainder of fiscal year 2007. Primarily all cost savings amounts will affect advertising, marketing, selling and administrative expenses on the consolidated statement of earnings. These savings will partially offset certain corporate costs that were previously unallocated and certain other expenses that were previously allocated to the discontinued Sally Holdings business.

RESULTS OF OPERATIONS

First Fiscal Quarter Ended December 31, 2006 versus First Fiscal Quarter Ended December 31, 2005

The company recorded first quarter net sales of $351.1 million in fiscal year 2007, up $39.2 million or 12.6% over the comparable period of the prior year. The effect of foreign exchange rates increased sales by 2.8% in the first quarter of fiscal year 2007. Organic sales, which exclude the effects of foreign exchange rates, grew 9.8% during the quarter. Organic sales growth for the first quarter of fiscal year 2007 includes the effect of net sales related to the launch of Nexxus into retail channels in the U.S.

Earnings from continuing operations were $3,000 for the three months ended December 31, 2006 versus $14.4 million for the same period of the prior year. Basic and diluted earnings per share from continuing operations were zero for the first quarter of fiscal year 2007 versus 16 cents in the prior year. Restructuring and other expenses reduced earnings from continuing operations by $20.3 million, basic earnings per share from continued operations by 22 cents and diluted earnings per share from continuing operations by 21 cents in the first quarter of fiscal year 2007.

Excluding restructuring and other expenses, earnings from continuing operations were $20.3 million for the three months ended December 31, 2006 or 41.2% higher than earnings from continuing operations of $14.4 million in the first quarter of fiscal year 2006. Basic earnings per share from continuing operations excluding restructuring and other expenses were 22 cents in the first quarter of fiscal year 2007, which was six cents or 37.5% higher than the same period of fiscal year 2006. Diluted earnings per share from continuing operations excluding restructuring and other expenses increased 31.3% to 21 cents from 16 cents in the comparative period in the prior year.

Sales of Consumer Packaged Goods in the first quarter of fiscal year 2007 increased 11.2% to $303.7 million from $273.1 million in fiscal year 2006. The effect of foreign exchange rates increased sales by 1.3% compared to the prior year. The first quarter sales increase was primarily due to the launch of Nexxus into retail channels (7.4%) and higher sales of TRESemmé shampoos, conditioners and styling products, principally in the United States (2.2%). In addition, sales increased for the company’s custom label filling operations (1.9%). These increases were partially offset by lower sales for Alberto VO5 Shampoo and Conditioners (1.3%).

Sales of Cederroth International increased to $51.8 million in the first quarter of fiscal year 2007 compared to $45.8 million in the prior year period. The sales increase of 13.1% was primarily attributable to the effect of foreign exchange rates (10.8%) and higher sales for the Soroya skin care business in Poland (3.6%).

Gross profit increased $19.9 million or 12.4% for the first quarter of fiscal year 2007 versus the comparable quarter in fiscal year 2006. Gross profit, as a percentage of net sales, was 51.5% during the first quarter of fiscal year 2007 compared to 51.6% in the prior year period. While gross profit margin improved as a result of the launch of Nexxus into retail channels, as Nexxus products have a higher gross profit margin, this increase was offset by higher raw material and packaging costs and inventory obsolescence charges.

Compared to the prior year, advertising, marketing, selling and administrative expenses in the first quarter of fiscal year 2007 increased $10.6 million or 7.5% compared to the first quarter of the prior year. The increase primarily resulted from higher expenditures for advertising and marketing (7.5%) and higher selling costs associated with the launch of Nexxus into retail channels (1.2%), partially offset by lower stock option expense (2.0%). Stock option expense included in advertising, marketing, selling and administrative expenses was substantially lower in the first quarter of fiscal year 2007 compared to the same period in fiscal year 2006 as the expense associated with prior year stock option grants was accelerated as of the closing of the Separation and recorded as a component of “restructuring and other.”

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Advertising and marketing expenditures were $61.0 million in the first quarter of fiscal year 2007, an increase of 20.9% from $50.4 million in the first quarter of the prior year. The increase was primarily due to increased advertising and marketing expenditures in the U.S. for Nexxus (14.1%) and St. Ives (7.0%) and in Mexico (1.2%) and Argentina (1.4%), primarily related to TRESemmé. These increases were partially offset by decreased expenditures related to TRESemmé in Australia (4.1%) and the U.S. (2.5%).

The company recorded net interest income of $309,000 in the first quarter of fiscal year 2007 and net interest expense of $1.3 million for the first quarter of the prior year. Interest expense was $2.2 million in the first quarter of fiscal years 2007 and 2006. Interest income was $2.5 million in the first quarter of fiscal year 2007 compared to $879,000 for the first quarter of the prior year. The increase in interest income was primarily due to higher interest rates and higher cash and short-term investment balances in the current year.

The provision (benefit) for income taxes as a percentage of earnings (loss) from continuing operations before income taxes was approximately 100.0% for the first quarter of fiscal year 2007 and 24.7% for the first quarter of fiscal year 2006. The effective tax rate in 2007 is not meaningful due to the near break-even pre-tax results from continuing operations during the quarter. The benefit for income taxes and the effective rate were affected by the varying tax rates in the jurisdictions in which the company’s restructuring charges were recorded. The effective tax rate in the first quarter of fiscal year 2006 was lower than the U.S. statutory income tax rate primarily due to the favorable resolutions of certain tax audits.

FINANCIAL CONDITION

December 31, 2006 versus September 30, 2006

Working capital at December 31, 2006 was $427.8 million, an increase of $59.7 million from working capital of $368.1 million at September 30, 2006, excluding current assets and liabilities of discontinued operations. The resulting ratio of current assets to current liabilities was 2.45 to 1.00 at December 31, 2006 compared to 2.27 to 1.00 at September 30, 2006. The increase in working capital was primarily due to working capital generated from operations and cash received from exercises of employee stock options, partially offset by cash outlays for capital expenditures.

Cash, cash equivalents and short-term investments increased $46.1 million to $244.5 million during the first three months of fiscal year 2007 primarily due to cash flows provided by operating activities ($13.3 million) and cash received from exercises of employee stock options ($25.0 million), partially offset by cash outlays for capital expenditures ($9.7 million).

Receivables, less allowance for doubtful accounts decreased $5.1 million to $239.5 million in the first quarter of fiscal year 2007. Trade receivables declined $10.9 million in the first three months of fiscal year 2007 primarily due to lower sales in the first quarter as compared to the fourth quarter of fiscal year 2006 and the timing of customer payments, partially offset by the effect of foreign exchange rates. Other receivables increased $5.8 million during the first three months of fiscal year 2007 due in part to a receivable relating to Cederroth International’s early termination of a distribution agreement with a supplier in December, 2006 and a receivable from New Sally for the true-up settlement of cash at the Separation date.

Inventories increased $22.3 million during the first three months of fiscal year 2007 to $201.9 million, principally due to a build-up of inventory to support product launches (mainly in Mexico related to TRESemmé), promotions and forecasted sales growth, as well as the effect of foreign exchange rates.

Net property, plant and equipment increased $4.3 million during the first three months of fiscal year 2007 to $215.6 million at December 31, 2006. The increase resulted primarily from expenditures for office facilities and warehouse expansions and the effect of foreign exchange rates, partially offset by depreciation during the three-month period.

Accounts payable increased $7.4 million to $132.9 million during the first three months of fiscal year 2007 mainly due to higher inventory levels as of December 31, 2006, increased advertising payables and the timing of vendor payments, as well as the effect of foreign exchange rates.

Accrued expenses declined $6.2 million during the first three months of fiscal year 2007 to $143.5 million mainly due to payments in the quarter under various incentive plans and lower insurance accruals. These decreases were partially offset by an $8.8 million accrual for restructuring, primarily related to severance obligations, and the effect of foreign exchange rates.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Deferred income taxes and accrued income taxes decreased $15.9 million during the first three months of fiscal year 2007 mainly due to the recognition of a gain for income tax purposes in connection with the Separation related to a deferred intercompany transaction between the company and one of its affiliates.

Stock options subject to redemption of $20.1 million as of December 31, 2006 represent the intrinsic value as of November 5, 2003 of currently outstanding stock options which were modified on that date as a result of the company’s conversion to one class of common stock. This amount has been classified outside of stockholders’ equity because the company’s stock option plans contain a contingent cash settlement provision upon the occurrence of certain change in control events which are not solely in control of the company. While the company believes the possibility of occurrence of any such change in control event is remote, this classification is required because the company does not have sole control over such events. The $9.1 million decrease in stock options subject to redemption compared to December 31, 2006 was primarily due to the exercise of the related employee stock options during the period and the conversion of options to New Sally in connection with the Separation. The remaining amount will be reclassified into additional paid-in capital in future periods as the related stock options are exercised or canceled.

Common stock decreased from $21.7 million at September 30, 2006 to $947,000 at December 31, 2006, primarily as a result of the change in the par value on the company’s common stock from 22 cents per share to one cent per share in connection with the Separation.

Additional paid-in capital decreased $26.6 million to $314.0 million at December 31, 2006 due to the retirement of treasury stock in connection with the Separation (as discussed further below), partially offset by paid-in capital recorded for stock option expense and restricted shares (including the charges recorded for the accelerated vesting in connection with the Separation), the issuance of common stock related to the exercise of stock options and other employee incentive plans, the change in par value of common stock as discussed in the preceding paragraph and the reclassification of $9.1 million from stock options subject to redemption back into additional paid-in capital as discussed above.

Retained earnings decreased from $1.5 billion at September 30, 2006 to $519.0 million at December 31, 2006 as a result of the net loss for the first quarter of fiscal year 2007 and the effect of the Separation.

The company reported accumulated other comprehensive income of $3.0 million at September 30, 2006 compared to an accumulated other comprehensive loss of $11.3 million at December 31, 2006. This change was primarily a result of the Separation. Excluding the effect of the Separation, the balance improved $2.7 million in the current quarter. The gain was primarily due to the strengthening of certain foreign currencies versus the U.S. dollar, particularly the Swedish krona, British pound and Australian dollar, partially offset by a $2.5 million adjustment related to the company’s minimum pension liability.

The treasury stock balance of $102.7 million at September 30, 2006 was reduced to zero at December 31, 2006. All shares held in treasury were effectively retired at November 16, 2006 because they did not convert from Old Alberto-Culver shares to New Alberto-Culver shares as part of the closing of the Separation.

LIQUIDITY AND CAPITAL RESOURCES

Cash Provided by Operating Activities – Net cash provided by operating activities was $13.3 million and $13.0 million for the first three months of fiscal years 2007 and 2006, respectively. Cash flows from operating activities improved in 2007 due to the timing of income tax payments and higher sales in the quarter, primarily due to the launch of Nexxus into retail channels, leading to increased collections from customers. These amounts were partially offset by the payment of $9.7 million to the former President and Chief Executive Officer of the company in connection with the Separation and an increase in amounts paid for inventories to support forecasted sales and product launches.

Cash Used by Investing Activities – Net cash used by investing activities was $23.7 million and $5.1 million for the first three months of fiscal years 2007 and 2006, respectively. Capital expenditures were $9.7 million in the first quarter of fiscal year 2007 compared to $21.8 million in the same quarter of the prior year, which included $13.4 million of expenditures related to a new Midwest warehouse. Net cash used by investing activities was also affected by the purchases and sales of short-term investments in each quarter.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Cash Provided (Used) by Financing Activities – Net cash provided by financing activities was $22.2 million in the first quarter of fiscal year 2007, primarily driven by proceeds from the exercise of employee stock options of $25.0 million. Net cash used by financing activities was $3.6 million in the first quarter of fiscal year 2006, principally due to cash dividends paid of $10.6 million, partially offset by proceeds from the exercise of employee stock options of $2.9 million. Net cash used by financing activities was also affected by changes in the book cash overdraft balance in each quarter.

In connection with the Separation, the company’s shareholders received a $25.00 per share special cash dividend for each share of common stock owned as of November 16, 2006. Cash dividends paid on common stock were $.115 per share in the first quarter of fiscal year 2006.

The company anticipates that cash flows from operations and available credit will be sufficient to fund operating requirements in future years. During the remainder of fiscal year 2007, the company expects that cash will continue to be used for acquisitions, capital expenditures, new product development, market expansion, dividend payments and payments related to the restructuring. The company may also purchase shares of its common stock depending on market conditions and subject to certain restrictions related to the New Alberto-Culver share distribution in connection with the Separation. As disclosed in the “Overview” section of MD&A, in January, 2007, the company sold a subsidiary which owned its corporate airplane. The company expects the sale will provide approximately $16.0 million of cash proceeds, net of income taxes arising from the transaction.

On November 12, 2006, the board of directors authorized the company to purchase up to 5 million shares of common stock. This new authorization replaced the previous authorization to purchase Old Alberto-Culver common stock. No shares have been purchased under the authorization as of December 31, 2006.

The company has obtained long-term financing as needed to fund acquisitions and other growth opportunities. Funds also may be obtained prior to their actual need in order to take advantage of opportunities in the debt markets. The company has a $300 million revolving credit facility which had no borrowings outstanding at December 31, 2006 or September 30, 2006. The facility may be drawn in U.S. dollars or certain foreign currencies. Under debt covenants, the company has sufficient flexibility to incur additional borrowings as needed. On November 13, 2006, the company amended the revolving credit facility to include a waiver for all covenants that may have been violated as a result of the Separation and extended the facility to November 13, 2011. The amended facility includes a new covenant that limits the company’s ability to purchase its common stock or pay dividends if the cumulative stock repurchases plus cash dividends exceeds $250 million plus 50% of “consolidated net income” (as defined in the credit agreement) commencing January 1, 2007.

In anticipation of the closing of the Separation, the company successfully completed a solicitation of consents from the holders of its $120 million of 6.375% debentures and entered into a supplemental indenture dated October 5, 2006. Under the terms of the supplemental indenture, the holders consented to the Separation, waived compliance with covenants that may have been violated as a result of the Separation and agreed that following the consummation of the Separation, neither New Sally nor any of its subsidiaries will have any obligation or liability with respect to the debentures and that none of them will be subject to any covenant or any other term of the indenture. On November 16, 2006, an additional supplemental indenture was executed which added the company as a full and unconditional guarantor of the 6.375% debentures.

The company is in compliance with the covenants and other requirements of its revolving credit agreement and 6.375% debentures. Additionally, the revolving credit agreement and the 6.375% debentures do not include credit rating triggers or subjective clauses that would accelerate maturity dates.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

The company’s primary contractual cash obligations are long-term debt and operating leases. The following table is a summary of contractual cash obligations and commitments outstanding by future payment dates at December 31, 2006:

	Payments Due by Period
(In thousands)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt, including capital lease and interest obligations (1)	$8,302	124,389	573	906	134,170
Operating leases (2)	7,750	8,703	5,468	2,081	24,002
Other long-term obligations (3)	13,699	4,545	2,951	18,111	39,306

Total	$29,751	137,637	8,992	21,098	197,478

(1)	The company’s $120.0 million of 6.375% debentures are due in June, 2028, but are subject to repayment, at the option of the holders, in June, 2008. In the above table, the timing of the principal and interest payments on the $120.0 million debentures assumes the holders will require repayment of the debentures in June, 2008.
(2)	In accordance with GAAP, these obligations are not reflected in the accompanying consolidated balance sheets.
(3)	Other long-term obligations principally represent commitments under various acquisition related agreements including non-compete, consulting and severance agreements and deferred compensation arrangements, as well as commitments under the restructuring plan. These obligations are included in accrued expenses and other liabilities in the accompanying consolidated balance sheets. The above amounts do not include additional consideration of up to $50.4 million that may be paid over the next nine years based on a percentage of sales of Nexxus branded products in accordance with the Nexxus purchase agreement.

NEW ACCOUNTING PRONOUNCEMENTS

In July, 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the recognition threshold and measurement requirements for tax positions taken or expected to be taken in tax returns and provides guidance on the related classification and disclosure. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. Accordingly, the company will adopt FIN No. 48 no later than the beginning of fiscal year 2008. The company is currently evaluating the effects that the adoption of FIN No. 48 will have on its consolidated financial statements.

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

CRITICAL ACCOUNTING POLICIES

The company’s significant accounting policies are described in note 2 of the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2006. A discussion of critical accounting policies is included in MD&A in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006. There were no significant changes in the company’s critical accounting policies during the three months ended December 31, 2006.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

Reconciliations of non-GAAP financial measures to their most directly comparable financial measures under GAAP for the three months ended December 31, 2006 and 2005 are as follows (in thousands, except per share data):

	Three Months Ended December 31
	2006	2005
Earnings from continuing operations (net of income taxes), as reported	$3	14,391
Restructuring and other expenses, net of income taxes	20,322	—

Earnings from continuing operations (net of income taxes), excluding restructuring and other expenses	$20,325	14,391

Basic earnings per share from continuing operations, as reported	$—	.16
Restructuring and other expenses, net of income taxes	.22	—

Basic earnings per share from continuing operations, excluding restructuring and other expenses	$.22	.16

Diluted earnings per share from continuing operations, as reported	$—	.16
Restructuring and other expenses, net of income taxes	.21	—

Diluted earnings per share from continuing operations, excluding restructuring and other expenses	$.21	.16

	Three Months Ended December 31
	2006	2005
Net sales growth, as reported	12.6%	5.1%
Effect of foreign exchange	(2.8)	2.5
Effect of acquisitions	—	(2.4)
Effect of divestiture	—	1.2

Organic sales growth*	9.8%	6.4%

*	Organic sales growth includes sales related to the retail launch of Nexxus.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

FORWARD - LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein, if any, may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on management’s current expectations and assessments of risks and uncertainties and reflect various assumptions concerning anticipated results, which may or may not prove to be correct. Some of the factors that could cause actual results to differ materially from estimates or projections contained in such forward-looking statements include: risks inherent in acquisitions, divestitures and strategic alliances; the pattern of brand sales; competition within the relevant product markets; loss of one or more key employees; the effects of a prolonged United States or global economic downturn or recession; changes in costs; the costs and effects of unanticipated legal or administrative proceedings; the risk that expected cost savings related to the reorganization and restructuring may not be realized; health epidemics; adverse weather conditions; loss of distributorship rights; sales by unauthorized distributors in the company’s exclusive markets; and variations in political, economic or other factors such as currency exchange rates, inflation rates, interest rates, tax changes, legal and regulatory changes or other external factors over which the company has no control. In addition, the following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements with respect to the benefits of the transaction involving the company and CD&R, which separated the company’s consumer products business and its Sally/BSG beauty supply distribution business: the risk that the businesses will not be separated cost effectively; disruption from the transaction making it more difficult to maintain relationships with clients, employees or suppliers; and events that negatively affect the intended tax free nature of the portion of the transaction related to the distribution of shares of a new company formed to hold the company’s consumer products business. Alberto-Culver Company has no obligation to update any forward-looking statement in this Quarterly Report on From 10-Q or any incorporated document.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the company’s market risk during the three months ended December 31, 2006.

ITEM 4. CONTROLS AND PROCEDURES

(a)	As of the end of the period covered by this quarterly report on Form 10-Q, the company carried out an evaluation, under the supervision and with the participation of the company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based upon that evaluation, the chief executive officer and the chief financial officer of the company have concluded that Alberto-Culver Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	There were no changes in the company’s internal control over financial reporting that occurred during the company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

PART II

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 12, 2006, the board of directors authorized the company to purchase up to 5 million shares of common stock. This new authorization replaced the previous authorization to purchase Old Alberto-Culver common stock. No shares have been purchased under the authorization as of December 31, 2006.

During the three months ended December 31, 2006, the company acquired 17,318 shares of common stock that were surrendered by employees in connection with the payment of minimum withholding taxes related to the vesting of restricted stock. These shares are not subject to the company’s stock repurchase program.

The following table summarizes information with respect to the above referenced purchases made by or on behalf of the company of shares of its common stock.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 – 31, 2006	17,318	$50.60	—	5,000,000
November 1 – 30, 2006	—	—	—	5,000,000
December 1 – 31, 2006	—	—	—	5,000,000

Total	17,318		—

On November 10, 2006, the company issued 21,000 shares of common stock with a value of $1.1 million to Wayne Clark pursuant to an escrow arrangement which was entered into in connection with the acquisition by the company of all of the outstanding shares of Monarch Beauty Supply, which acquisition occurred on September 1, 2002. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 due to the fact that all the shares were issued to one individual who was financially sophisticated. The certificate for these common shares has a legend that restricts transfers to those in compliance with the applicable securities laws and regulations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a special meeting of the stockholders of Old Alberto-Culver held on November 10, 2006, stockholders voted to adopt the investment agreement, dated as of June 19, 2006, among Old Alberto-Culver, New Sally Holdings, Inc., New Aristotle Company (“Merger Sub”), Sally Holdings, Inc., and Investor and approve the transactions contemplated by the investment agreement, including the merger of Merger Sub with and into Old Alberto-Culver and the issuance of shares of New Sally Class A common stock to Investor (the “Transaction”). As a result of this approval, Old Alberto-Culver separated its consumer products business and Sally/BSG distribution business into two separate, publicly traded companies. Shareholders voted 77,328,617 shares in favor of the Transaction, 378,880 shares against the Transaction and 438,423 shares abstained. The votes in favor represented approximately 83% of the shares of Old Alberto-Culver outstanding on October 3, 2006 and approximately 99% of the shares voted at the meeting.

On November 14, 2006, the sole stockholder of New Alberto-Culver, holding an annual meeting by unanimous written consent, elected the following individuals to the Board of Directors of New Alberto-Culver: Carol L. Bernick, Howard B. Bernick, A. G. Atwater, Jr., James G. Brocksmith, Jr., Jim Edgar, King Harris, Leonard H. Lavin, John A. Miller, Robert H. Rock, Sam J. Susser and William W. Wirtz.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

On November 15, 2006, the sole stockholder of New Alberto-Culver, acting by unanimous written consent, approved: (i) the Amended and Restated Certificate of Incorporation of New Alberto-Culver; (ii) ratified the selection of KPMG LLP as New Alberto-Culver’s independent public accountants for fiscal year 2007; (iii) approved the equitable adjustment to existing options to purchase shares of Old Alberto-Culver into options to purchase shares of New Sally and for each employee of New Alberto-Culver, certain directors and the former Chairman of Sally Holdings approved the equitable adjustment of the options to purchase shares of New Sally into options to purchase shares of New Alberto-Culver; and (iv) approved the following benefit plans:

•	Employee Stock Option Plan of 2006

•	Deferred Compensation Plan for Non-Employee Directors

•	2006 Stock Option Plan for Non-Employee Directors

•	Management Incentive Plan

•	Management Bonus Plan

•	2006 Shareholder Value Incentive Plan

•	Executive Deferred Compensation Plan

•	2006 Restricted Stock Plan

ITEM 5. OTHER INFORMATION

On February 12, 2006, the company will post on the Investing section of its website (www.alberto.com) the consolidated statements of earnings for each of the quarters in fiscal year 2006, as well as the full year for fiscal 2006, reclassified to present the results of operations related to Sally Holdings’ beauty supply distribution business as discontinued operations.

ITEM 6. EXHIBITS

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

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBERTO-CULVER COMPANY (Registrant)

By:	/s/ William J. Cernugel
William J. Cernugel
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

February 8, 2007