Form 10-Q
period 2007-03-31
Alberto-Culver CO
filed 2007-05-09
CIK 1368457

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:

March 31, 2007

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

At March 31, 2007, the company had 97,410,909 shares of common stock outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

Three Months Ended March 31, 2007 and 2006

(in thousands, except per share data)

	(Unaudited)
	2007	2006
Net sales $	383,412	365,677
Cost of products sold	183,575	165,910

Gross profit	199,837	199,767
Advertising, marketing, selling and administrative expenses (note 6)	166,682	176,479
Restructuring and other (note 3)	593	—

Operating earnings	32,562	23,288
Interest expense (income), net of interest expense of $ 2,091 in 2007 and interest income of $1,133 in 2006	(697)	1,197

Earnings from continuing operations before provision for income taxes	33,259	22,091
Provision for income taxes	11,498	7,322

Earnings from continuing operations	21,761	14,769
Earnings from discontinued operations, net of income taxes (note 2)	797	42,082

Net earnings	$22,558	56,851

Basic earnings per share:
Continuing operations	$.23	.16
Discontinued operations	—	.46

Total	$.23	.62

Diluted earnings per share:
Continuing operations	$.22	.16
Discontinued operations	.01	.45

Total	$.23	.61

Weighted average shares outstanding:
Basic	96,181	92,322

Diluted	98,996	93,174

Cash dividends paid per share	$.055	.115

See Notes to Consolidated Financial Statements.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

Six Months Ended March 31, 2007 and 2006

(in thousands, except per share data)

	(Unaudited)
	2007	2006
Net sales	$734,540	677,587
Cost of products sold	353,715	316,749

Gross profit	380,825	360,838
Advertising, marketing, selling and administrative expenses (note 6)	317,904	317,103
Restructuring and other (note 3)	32,003	—

Operating earnings	30,918	43,735
Interest expense (income), net of interest expense of $ 4,301 in 2007 and interest income of $2,012 in 2006	(1,006)	2,542

Earnings from continuing operations before provision for income taxes	31,924	41,193
Provision for income taxes	10,160	12,033

Earnings from continuing operations	21,764	29,160
Earnings (loss) from discontinued operations, net of income taxes (note 2)	(5,086)	79,794

Net earnings	$16,678	108,954

Basic earnings (loss) per share:
Continuing operations	$.23	.32
Discontinued operations	(.05)	.86

Total	$.18	1.18

Diluted earnings (loss) per share:
Continuing operations	$.22	.31
Discontinued operations	(.05)	.86

Total	$.17	1.17

Weighted average shares outstanding:
Basic	94,549	92,087

Diluted	96,961	92,863

Cash dividends paid per share, including special cash dividend paid in connection with the Separation in 2007	$25.055	.230

See Notes to Consolidated Financial Statements.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

March 31, 2007 and September 30, 2006

(in thousands, except share data)

	(Unaudited)
	March 31, 2007	September 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$93,772	98,894
Short-term investments	218,250	99,485
Receivables, less allowance for doubtful accounts ($4,380 at March 31, 2007 and $3,867 at September 30, 2006)	256,052	244,594
Inventories:
Raw materials	49,319	50,726
Work-in-process	11,216	6,685
Finished goods	141,186	127,778

Total inventories	201,721	185,189
Other current assets	31,281	31,447
Current assets of discontinued operations	—	764,301

Total current assets	801,076	1,423,910

Property, plant and equipment at cost, less accumulated depreciation ($239,532 at March 31, 2007 and $238,833 at September 30, 2006)	196,103	211,291
Goodwill	206,439	203,891
Trade names	108,870	107,512
Other assets	87,339	65,937
Non-current assets of discontinued operations	—	565,165

Total assets	$1,399,827	2,577,706

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$736	585
Accounts payable	134,543	125,546
Accrued expenses	142,197	135,752
Income taxes	11,740	15,029
Current liabilities of discontinued operations	—	299,962

Total current liabilities	289,216	576,874

Long-term debt	122,084	121,701
Deferred income taxes	23,223	17,046
Other liabilities	66,233	65,371
Non-current liabilities of discontinued operations	—	37,785

Total liabilities	500,756	818,777

Stock options subject to redemption	11,491	29,148
Stockholders’ equity:
Preferred stock, par value $.01 per share, authorized 50,000,000 shares at March 31, 2007, none issued	—	—
Common stock, par value $.01 per share at March 31, 2007 and $.22 per share at September 30, 2006, authorized 300,000,000 shares, issued 97,410,909 shares at March 31, 2007 and 98,470,287 shares at September 30, 2006	974	21,663
Additional paid-in capital	364,092	340,594
Retained earnings	533,560	1,467,224
Accumulated other comprehensive income (loss)	(11,046)	3,035

	887,580	1,832,516
Less treasury stock at cost (5,230,808 shares at September 30, 2006)	—	(102,735)

Total stockholders’ equity	887,580	1,729,781

Total liabilities and stockholders’ equity	$1,399,827	2,577,706

See Notes to Consolidated Financial Statements.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Six Months Ended March 31, 2007 and 2006

(in thousands)

	(Unaudited)
	2007	2006
Cash Flows from Operating Activities:
Net earnings	$16,678	108,954
Less: Earnings (loss) from discontinued operations	(5,086)	79,794

Earnings from continuing operations	21,764	29,160
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation	13,708	12,661
Amortization of other assets and unearned compensation	1,515	1,698
Restructuring and other – non-cash charges (note 3)	13,468	—
Restructuring and other – gain on sale of assets (note 3)	(5,894)	—
Stock option expense (note 6)	2,640	6,910
Deferred income taxes	(20,629)	1,098
Cash effects of changes in (excluding acquisitions):
Receivables, net	(3,053)	1,679
Inventories	(13,377)	(21,275)
Other current assets	(1,266)	(4,029)
Accounts payable and accrued expenses	7,304	10,208
Income taxes	8,369	1,028
Other assets	1,886	(1,435)
Other liabilities	502	2,334

Net cash provided by operating activities	26,937	40,037

Cash Flows from Investing Activities:
Proceeds from sales of short-term investments	361,591	82,100
Payments for purchases of short-term investments	(480,356)	(81,875)
Capital expenditures	(18,532)	(30,954)
Payments for purchased businesses	—	(5)
Proceeds from disposals of assets	27,943	3,992

Net cash used by investing activities	(109,354)	(26,742)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	919	243
Repayments of long-term debt	(567)	(2,513)
Change in book cash overdraft	(4,743)	(106)
Proceeds from exercises of stock options	60,647	17,593
Excess tax benefit from stock option exercises	6,251	777
Cash dividends paid	(5,289)	(21,228)
Stock purchased for treasury	(876)	(1,492)

Net cash provided (used) by financing activities	56,342	(6,726)

Effect of foreign exchange rate changes on cash and cash equivalents	3,177	104

Net cash provided (used) by continuing operations	(22,898)	6,673

(continued)

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

Six Months Ended March 31, 2007 and 2006

(in thousands)

	(Unaudited)
	2007	2006
Discontinued Operations:
Net cash provided (used) by operating activities of discontinued operations	(3,832)	70,996
Net cash used by investing activities of discontinued operations	(67,958)	(18,446)
Net cash used by financing activities of discontinued operations – special cash dividend paid in connection with the Separation	(2,342,188)	—
Net cash provided (used) by financing activities of discontinued operations – other	2,324,395	(5,422)
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	(212)	(283)

Net cash provided (used) by discontinued operations	(89,795)	46,845

Net increase (decrease) in cash and cash equivalents	(112,693)	53,518
Cash and cash equivalents at beginning of period, including cash and cash equivalents of discontinued operations	206,465	103,691

Cash and cash equivalents at end of period	$93,772	157,209

See Notes to Consolidated Financial Statements.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

Six Months Ended March 31, 2007

(in thousands)

(Unaudited)

	Common Stock Issued	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance at September 30, 2006	$21,663	$340,594	$1,467,224	$3,035	$(102,735)	$1,729,781
Net earnings			16,678			16,678
Foreign currency translation				3,404		3,404
Cash dividends			(5,289)			(5,289)
Stock options exercised	34	58,127			8,737	66,898
Stock option expense		2,928				2,928
Liquidation of a foreign legal entity				1,270		1,270
Reclassification of stock options subject to redemption		17,657				17,657
Changes in connection with the Separation:
Retirement of treasury stock	(1,052)	(93,407)			94,459	—
Change in par value	(19,674)	19,674				—
Sally separation			1,397,135	(17,086)		1,380,049
Special cash dividend paid			(2,342,188)			(2,342,188)
Acceleration of vesting of stock options and restricted shares		17,175				17,175
Other	3	1,344		(1,669)	(461)	(783)

Balance at March 31, 2007	$974	$364,092	$533,560	$(11,046)	$—	$887,580

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

In connection with the Separation and the Regis transaction, the company incurred transaction expenses, primarily the termination fee paid to Regis and legal and investment banking fees, from the fourth quarter of fiscal year 2005 through the closing of the Separation in the first quarter of fiscal year 2007. These costs were expensed in the periods incurred and are included in discontinued operations. The total amount of transaction expenses, including the termination fee, was $78.9 million ($57.0 million after taxes). Approximately $18.7 million and $5.7 million of that amount were expensed by the company in the first half of fiscal year 2007 and 2006, respectively. All expenses incurred related to the Regis transaction, including the termination fee, are expected to be deductible for income tax purposes, while most expenses related to the Separation are not expected to be deductible for income tax purposes.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

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

The company has treated the Separation as though it constitutes a change in control for purposes of the company’s stock option and restricted stock plans. As a result, in accordance with the terms of these plans, all outstanding stock options and restricted shares of the company became fully vested upon completion of the Separation on November 16, 2006. Included in discontinued operations in the first half of fiscal year 2007 is a $5.3 million charge which reflects the amount of future compensation expense that would have been recognized in subsequent periods as the stock options and restricted shares for Sally Holdings employees vested over the original vesting periods.

In connection with the Separation, Michael H. Renzulli, the former Chairman of Sally Holdings, terminated his employment with the company and received certain contractual benefits totaling $4.0 million, which is included in discontinued operations in the first half of fiscal year 2007.

The results of discontinued operations for the three and six months ended March 31, 2007 and 2006 were as follows (in thousands):

	Three months ended March 31		Six months ended March 31
	2007*	2006	2007*	2006
Net sales	$—	581,101	310,753	1,167,456

Transaction expenses and other related costs **	$—	3,634	27,975	5,658

Earnings before provision for income taxes	$1,226	62,485	3,093	124,999
Provision for income taxes	429	20,403	8,179	45,205

Earnings (loss) from discontinued operations, net of income taxes	$797	42,082	(5,086)	79,794

*	Primarily includes results through November 16, 2006. The results for the three months ended March 31, 2007 are due to favorable adjustments to self-insurance reserves for pre-Separation Sally claims retained by the company.
**	The amount for the six months ended March 31, 2007 includes $18.7 million of transaction expenses, $5.3 million related to the acceleration of vesting of stock options and restricted shares held by Sally Holdings employees and $4.0 million of contractual benefits for the former Chairman of Sally Holdings. The entire amounts for the three and six months ended March 31, 2006 reflect transaction expenses.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

The components of the assets and liabilities of discontinued operations as of September 30, 2006 were as follows (in thousands):

Current assets:
Cash and cash equivalents	$107,571
Receivables, net	66,690
Inventories	569,458
Other current assets	20,582

$764,301

Non-current assets:
Property and equipment, net	$142,735
Goodwill	364,718
Trade names	35,193
Other assets	22,519

$565,165

Current liabilities:
Current maturities of long-term debt	$503
Accounts payable	176,623
Accrued expenses	114,459
Income taxes	8,377

$299,962

Non-current liabilities:
Long-term debt	$621
Other liabilities	15,574
Deferred income taxes	21,590

$37,785

The Sally Beauty Supply segment of Sally Holdings is a long-standing customer of the company’s consumer products business. During the first half of fiscal year 2007, the company’s consumer products business recorded $4.2 million of sales to Sally Holdings prior to November 16, 2006, all of which were eliminated from the consolidated results of the company because, at the time, the sales represented intercompany transactions. Similarly, during the first half of fiscal year 2006, the consumer products business had intercompany sales to Sally Holdings of $14.3 million. The company continues to have an ongoing customer relationship with New Sally following the Separation.

(3)	RESTRUCTURING AND OTHER

Restructuring and other expenses during the three and six months ended March 31, 2007 consist of the following (in thousands):

	Three months ended March 31, 2007	Six months ended March 31, 2007
Severance and other exit costs	$4,831	14,541
Non-cash charges related to the acceleration of vesting of stock options and restricted shares in connection with the Separation	—	12,198
Contractual termination benefits for the former President and Chief Executive Officer in connection with the Separation	—	9,888
Non-cash charge for the recognition of foreign currency translation loss in connection with the liquidation of a foreign legal entity	1,270	1,270
Gain on sale of assets	(5,508)	(5,894)

	$593	32,003

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Severance and Other Exit Costs

On November 27, 2006, the company committed to a plan to terminate employees as part of a reorganization following the Separation. In addition, on December 1, 2006 the company announced that it expects to close its manufacturing facility in Dallas, Texas. The company’s worldwide workforce is being reduced by approximately 100 employees as a result of the reorganization plan. The changes primarily affect corporate functions or the Consumer Packaged Goods business segment. The company expects to record additional pre-tax restructuring charges of approximately $2.0 million during the remainder of fiscal year 2007 related to this plan, with payments expected to be substantially completed by the end of the first quarter of fiscal year 2008.

The following table reflects the activity related to the restructuring plan during the six months ended March 31, 2007 (in thousands):

	Initial Charges	Cash Payments & Other Settlements	Liability at March 31, 2007
Severance	$13,873	(4,054)	9,819
Contract termination costs	165	(29)	136
Other	503	(468)	35

	$14,541	(4,551)	9,990

Acceleration of Vesting of Stock Options and Restricted Shares

As previously discussed, the company has treated the Separation as though it constitutes a change in control for purposes of the company’s stock option and restricted stock plans. As a result, in accordance with the terms of these plans, all outstanding stock options and restricted shares of the company became fully vested upon completion of the Separation on November 16, 2006. The $12.2 million charge recorded by the company in the first half of fiscal year 2007 is equal to the amount of future compensation expense that would have been recognized in subsequent periods as the stock options and restricted shares vested over the original vesting periods. See note 6 for additional information regarding the company’s stock option and restricted stock plans.

Contractual Termination Benefits

In connection with the Separation, Howard B. Bernick, the former President and Chief Executive Officer of the company, terminated his employment with the company and received certain contractual benefits primarily consisting of a lump sum cash payment of $9.7 million plus applicable employer payroll taxes.

Gain on Sale of Assets – Including Related Party Transactions

On December 21, 2006, the company entered into an agreement with 18000 LLC, a limited liability company controlled by Howard B. Bernick, NJI Sales, Inc., NetJets International, Inc. and NetJets Services, Inc. to assign 50% of the company’s 1/8th interest in a fractional-ownership airplane to 18000 LLC in exchange for $1.2 million. Mr. Bernick, a former director and the former President and Chief Executive Officer of the company, is the husband of Carol L. Bernick, Chairman of the Board of Directors of the company. The company recognized a pre-tax gain of $386,000 as a result of the sale, which closed on December 22, 2006. This transaction was approved by the audit committee of the board of directors of the company, consisting solely of independent directors.

On January 10, 2007, the Leonard H. Lavin Trust u/a/d 12/18/87 (the Lavin Trust) purchased all of the membership units of Eighteen, LLC, an Oregon limited liability company and subsidiary of the company, pursuant to a Membership Interest Purchase Agreement dated January 10, 2007 among the Lavin Trust, Eighteen, LLC and the company. The trustees of the Lavin Trust are Leonard H. Lavin, a director of the company, and Mrs. Bernick. The primary asset of Eighteen, LLC is a Gulfstream IV-SP airplane. The purchase price for the membership interests of Eighteen, LLC was $25.0 million and was paid on January 10, 2007. The company recognized a pre-tax gain of $5.1 million as a result of the sale. This transaction was approved by the audit committee of the board of directors of the company, consisting solely of independent directors.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

On January 30, 2007, the company entered into an agreement with NJI Sales, Inc., NetJets International, Inc. and NetJets Services, Inc. to sell the remaining 50% of its 1/8th interest in a fractional-ownership airplane back to NetJets for $1.2 million. The company recognized a pre-tax gain of $389,000 as a result of the sale.

Each of these gains was recorded as an offset to the restructuring and other charges in the first half of fiscal year 2007.

Foreign Currency Translation Loss

In the second quarter of fiscal year 2007, the company substantially completed the liquidation of a foreign legal entity in connection with its reorganization plan and, as a result, recognized in restructuring and other expenses the accumulated foreign currency translation loss related to the entity of $1.3 million.

(4)	STOCKHOLDERS’ EQUITY

On November 12, 2006, the board of directors authorized the company to purchase up to 5 million shares of common stock. This new authorization replaced the previous authorization to purchase Old Alberto-Culver common stock. No shares have been purchased under the authorization as of March 31, 2007.

The company’s $300 million revolving credit facility, as amended, includes a covenant that limits the company’s ability to purchase its common stock or pay dividends if the cumulative stock repurchases plus cash dividends exceeds $250 million plus 50% of “consolidated net income” (as defined in the credit agreement) commencing January 1, 2007.

During the six months ended March 31, 2007 and 2006, the company acquired $876,000 and $2.1 million, respectively, of common stock surrendered by employees in connection with the exercises of stock options and the payment of withholding taxes as provided under the terms of certain incentive plans. Shares acquired under these plans are not subject to the company’s stock repurchase program.

(5)	WEIGHTED AVERAGE SHARES OUTSTANDING

The following table provides information on basic and diluted weighted average shares outstanding (in thousands):

	Three Months Ended March 31		Six Months Ended March 31
	2007	2006	2007	2006
Basic weighted average shares outstanding	96,181	92,322	94,549	92,087
Effect of dilutive securities:
Assumed exercise of stock options	2,784	1,226	2,457	1,161
Assumed vesting of restricted stock	280	210	216	210
Effect of unrecognized stock-based compensation related to future services	(249)	(584)	(261)	(595)

Diluted weighted average shares outstanding	98,996	93,174	96,961	92,863

The computations of diluted weighted average shares outstanding for the three and six months ended March 31, 2007 exclude stock options for 1.7 million shares and 1.1 million shares, respectively, since the options were anti-dilutive. Stock options for 38,000 shares were anti-dilutive for the three and six months ended March 31, 2006.

The increases in basic weighted average shares outstanding in fiscal year 2007 for the quarter and first half are primarily due to shares issued for stock option exercises and other incentive plans in the past 12 months. The increases in diluted weighted average shares outstanding are primarily due to the higher number of basic shares outstanding and the increase in the number of stock options outstanding following the Separation, as all options were adjusted effective November 17, 2006 to ensure that option holders maintained the same intrinsic value before and after the Separation.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(6)	ACCOUNTING FOR STOCK-BASED COMPENSATION

On November 13, 2006, the company adopted two new stock option plans. Under these plans, the company is authorized to issue non-qualified stock options to employees and non-employee directors to purchase a limited number of shares of the company’s common stock at a price not less than the fair market value of the stock on the date of grant. Generally, options under the plans expire ten years from the date of grant and are exercisable on a cumulative basis in four equal annual increments commencing one year after the date of grant. A total of 21.3 million shares have been authorized to be issued under the plans (including 11.8 million adjusted stock options carried over from Old Alberto-Culver), of which 7.5 million shares remain available for future grants as of March 31, 2007.

In accordance with SFAS No. 123 (R), “Share-Based Payment,” the company recognizes compensation expense for stock options on a straight-line basis over the vesting period or to the date a participant becomes eligible for retirement, if earlier. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model.

In the second quarter of fiscal year 2007, the company recorded stock option expense that reduced earnings from continuing operations before provision for income taxes by $573,000, provision for income taxes by $217,000 and earnings from continuing operations by $356,000. Stock option expense in the quarter had no effect on basic and diluted earnings per share from continuing operations. In the first half of fiscal year 2007, the company recorded stock option expense, excluding the one-time charge related to the acceleration of vesting of all outstanding options in connection with the Separation, that reduced earnings from continuing operations before provision for income taxes by $2.6 million, provision for income taxes by $945,000, earnings from continuing operations by $1.7 million and basic and diluted earnings per share from continuing operations by two cents. In the second quarter of fiscal year 2006, the company recorded stock option expense that reduced earnings from continuing operations before provision for income taxes by $2.1 million, provision for income taxes by $724,000, earnings from continuing operations by $1.4 million and basic and diluted earnings per share from continuing operations by one cent. In the first half of fiscal year 2006, the company recorded stock option expense that reduced earnings from continuing operations before provision for income taxes by $6.9 million, provision for income taxes by $2.4 million, earnings from continuing operations by $4.5 million and basic and diluted earnings per share from continuing operations by 5 cents. The expense amounts in the first quarter of each fiscal year included the immediate expensing of the fair value of stock options granted during the quarter to participants who had already met the definition of retirement under the stock option plans. Stock option expense is included in advertising, marketing, selling and administrative expenses in the consolidated statements of earnings. The net balance sheet effect of recognizing stock option expense increased total stockholders’ equity by $945,000 and $2.4 million in the first half of fiscal year 2007 and 2006, respectively, and resulted in the recognition of deferred tax assets of the same amount. The company’s consolidated statements of cash flows for the first half of fiscal year 2007 and 2006 reflect $6.3 million and $777,000, respectively, of excess tax benefits from employee stock option exercises as financing cash inflows from continuing operations in accordance with the provisions of SFAS No. 123 (R).

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Stock option activity under the company’s plans for the six months ended March 31, 2007 is summarized as follows:

	Number of Options (in thousands)	Weighted Average Option Price
Outstanding at September 30, 2006	6,677	$36.86

Exercised	(444)	$32.35
Canceled	(26)	$42.83

Outstanding at November 16, 2006 (prior to the Separation)	6,207	$37.15

Converted to New Sally stock options*	(1,402)
Adjustment pursuant to the Separation**	7,009

Outstanding at November 16, 2006 (following the Separation)	11,814	$14.95

Granted	2,033	$20.41
Exercised	(3,426)	$13.50
Canceled	(17)	$18.56

Outstanding at March 31, 2007	10,404	$16.49

Exercisable at March 31, 2007	8,383	$15.54

*	As a result of the Separation, all outstanding stock options held by employees of Sally Holdings (other than Michael H. Renzulli) were converted into options to purchase shares of New Sally common stock. All other outstanding stock options were converted into options to purchase New Alberto-Culver common stock.
**	Following the completion of the Separation, all remaining outstanding stock options were adjusted by multiplying the number of options by a factor of approximately 2.46 and dividing the exercise price by the same factor. In accordance with SFAS No. 123 (R), no additional compensation expense related to the options resulted from these modifications.

As of March 31, 2007, the company had $6.5 million of unrecognized compensation costs related to stock options that are expected to be recorded over a weighted average period of 3.4 years.

On November 13, 2006, the company adopted a new restricted stock plan, pursuant to which the company is authorized to grant up to 2.5 million restricted shares of common stock to employees. As of March 31, 2007, approximately 2.2 million shares remain authorized for future issuance under the plan. The restricted shares under this plan meet the definition of “nonvested shares” in SFAS No. 123 (R). The restricted shares generally vest on a cumulative basis in four equal annual installments commencing two years after the date of grant. The total fair market value of restricted shares on the date of grant is amortized to expense on a straight-line basis over the vesting period.

The amortization expense related to restricted shares during the three months ended March 31, 2007 and 2006 was $277,000 and $462,000, respectively. The amortization expense related to restricted shares during the first half of fiscal year 2007 was $497,000, excluding the one-time charge related to the acceleration of vesting of all outstanding restricted shares in connection with the Separation. The amortization expense related to restricted shares during the first half of fiscal year 2006 was $672,000.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

Restricted share activity under the plans is summarized as follows (shares in thousands):

	Number of Shares	Weighted Average Fair Value on Grant Date
Nonvested at September 30, 2006	118	$36.34

Vested in connection with the Separation	(118)	$36.34
Granted following the Separation	288	$20.43

Nonvested at March 31, 2007	288	$20.43

As of March 31, 2007, the company had $5.5 million of unearned compensation related to restricted shares that will be amortized to expense over a weighted average period of 4.7 years.

Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 107, “Share-Based Payment,” requires public companies to apply the rules of Accounting Series Release No. 268 (ASR 268), “Presentation in Financial Statements of Redeemable Preferred Stocks,” to stock options with contingent cash settlement provisions. ASR 268 requires securities with contingent cash settlement provisions which are not solely in the control of the issuer, without regard to probability of occurrence, to be classified outside of stockholders’ equity. The company’s stock option plans have a contingent cash settlement provision upon the occurrence of certain change in control events. While the company believes the possibility of occurrence of any such change in control event is remote, the contingent cash settlement of the stock options as a result of such event would not be solely in the control of the company. In accordance with ASR 268, the company has classified $11.5 million as “stock options subject to redemption” outside of stockholders’ equity on its consolidated balance sheet as of March 31, 2007. This amount represents the intrinsic value as of November 5, 2003 of currently outstanding stock options which were modified on that date as a result of the company’s conversion to one class of common stock. This amount will be reclassified into additional paid-in capital in future periods as the related stock options are exercised or canceled.

(7)	COMPREHENSIVE INCOME

Comprehensive income consists of net earnings, foreign currency translation adjustments and minimum pension liability adjustments as follows (in thousands):

	Three Months Ended March 31		Six Months Ended March 31
	2007	2006	2007	2006
Net earnings	$22,558	56,851	16,678	108,954
Other comprehensive income adjustments:
Foreign currency translation during the period	(1,807)	2,296	3,404	(3,886)
Reclassification adjustment due to the recognition in net earnings of foreign currency translation loss in connection with the liquidation of a foreign legal entity	1,270	—	1,270	—
Minimum pension liability	808	—	(1,669)	—

Comprehensive income	$22,829	59,147	19,683	105,068

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(8)	BUSINESS SEGMENT INFORMATION

Segment information for the three and six months ended March 31, 2007 and 2006 is as follows (in thousands):

	Three Months Ended March 31		Six Months Ended March 31
	2007	2006	2007	2006
Net sales:
Consumer Packaged Goods	$331,223	321,504	634,926	594,608
Cederroth International	52,189	51,678	103,979	97,479
Eliminations	—	(7,505)	(4,365)	(14,500)

	$383,412	365,677	734,540	677,587

Earnings from continuing operations before provision for income taxes:
Consumer Packaged Goods	$32,045	24,362	63,949	48,333
Cederroth International	1,683	984	1,612	2,312

Segment operating profit	33,728	25,346	65,561	50,645
Stock option expense (note 6)	(573)	(2,058)	(2,640)	(6,910)
Restructuring and other (note 3)	(593)	—	(32,003)	—
Interest income (expense), net	697	(1,197)	1,006	(2,542)

	$33,259	22,091	31,924	41,193

For reporting purposes, the Consumer Packaged Goods and Cederroth International business segments were previously aggregated into the Global Consumer Products reportable segment. Prior year information has been reclassified to conform to the new segment presentation.

(9)	GOODWILL AND TRADE NAMES

The change in the carrying amount of goodwill by operating segment for the six months ended March 31, 2007 is as follows (in thousands):

	Consumer Packaged Goods	Cederroth International	Total
Balance as of September 30, 2006	$145,582	58,309	203,891
Additions, net of purchase price adjustments	3,943	(68)	3,875
Foreign currency translation	367	(1,694)	(1,327)

Balance as of March 31, 2007	$149,892	56,547	206,439

The increase for Consumer Packaged Goods was attributable to the accrual of additional consideration related to the acquisition of Nexxus Products Company (Nexxus).

Indefinite-lived trade names by operating segment at March 31, 2007 and September 30, 2006 were as follows (in thousands):

	March 31, 2007	September 30, 2006
Consumer Packaged Goods	$74,822	74,820
Cederroth International	34,048	32,692

	$108,870	107,512

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements (continued)

(10)	LONG-TERM DEBT

Long-term debt, exclusive of current maturities, at March 31, 2007 and September 30, 2006 consists of the following (in thousands):

	March 31, 2007	September 30, 2006
6.375% debentures due June, 2028	$120,000	120,000
Other	2,084	1,701

	$122,084	121,701

The company has $120 million of 6.375% debentures outstanding due June 15, 2028. The company has the option to redeem the debentures at any time, in whole or in part, at a price equal to 100% of the principal amount plus accrued interest and, if applicable, a make-whole premium. In addition, the debentures are subject to repayment, in whole or in part, on June 15, 2008 at the option of the holders. In accordance with SFAS No. 78, “Classification of Obligations That Are Callable by the Creditor – an amendment of ARB No. 43, Chapter 3A,” the $120 million will be reclassified from long-term debt to a current liability on the company’s June 30, 2007 consolidated balance sheet. If the holders do not demand repayment of the debentures on June 15, 2008, the $120 million will be reclassified back to long-term debt on the company’s June 30, 2008 consolidated balance sheet.

(11)	ACQUISITIONS

On May 18, 2005, the company acquired substantially all the assets of Nexxus. The total amount paid for the acquisition in fiscal year 2005 was $46.5 million. In accordance with the purchase agreement, additional consideration of up to $55.0 million may be paid over the ten years following the closing of the acquisition based on a percentage of sales of Nexxus branded products. Such additional consideration will be accrued in the period the company becomes obligated to pay the amounts and will increase the amount of goodwill resulting from the acquisition. In September, 2006, the company paid $4.6 million of additional consideration covering the one year period from July 1, 2005 to June 30, 2006. At March 31, 2007, the company owed $4.2 million of additional consideration which is expected to be paid in the fourth quarter of fiscal year 2007. Goodwill of $36.6 million, a trade name of $12.6 million and other intangible assets of $2.0 million have been recorded as a result of the acquisition and are expected to be deductible for tax purposes. The acquisition was accounted for using the purchase method and, accordingly, the results of operations of Nexxus have been included in the consolidated financial statements from the date of acquisition. Nexxus is included in the company’s Consumer Packaged Goods segment.

(12)	NEW ACCOUNTING PRONOUNCEMENTS

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

In September, 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the quantification of financial statement misstatements in order to eliminate the diversity in practice that currently exists among public companies. SAB No. 108 is required to be applied to annual financial statements for the first fiscal year ending after November 15, 2006. Accordingly, the company will comply with the provisions of SAB No. 108, as applicable, no later than the fourth quarter of fiscal year 2007. The application of SAB No. 108 is not expected to have a material effect on the company’s consolidated financial statements.

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

In connection with the Separation and the Regis transaction, the company incurred transaction expenses, primarily the termination fee paid to Regis and legal and investment banking fees, from the fourth quarter of fiscal year 2005 through the closing of the Separation in the first quarter of fiscal year 2007. These costs were expensed in the periods incurred and are included in discontinued operations. The total amount of transaction expenses, including the termination fee, was $78.9 million ($57.0 million after taxes). Approximately $18.7 million and $5.7 million of that amount were expensed by the company in the first half of fiscal year 2007 and 2006, respectively. All expenses incurred related to the Regis transaction, including the termination fee, are expected to be deductible for income tax purposes, while most expenses related to the Separation are not expected to be deductible for income tax purposes.

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

The company has treated the Separation as though it constitutes a change in control for purposes of the company’s stock option and restricted stock plans. As a result, in accordance with the terms of these plans, all outstanding stock options and restricted shares of the company became fully vested upon completion of the Separation on November 16, 2006. Included in discontinued operations in the first half of fiscal year 2007 is a $5.3 million charge which reflects the amount of future compensation expense that would have been recognized in subsequent periods as the stock options and restricted shares for Sally Holdings employees vested over the original vesting periods.

In connection with the Separation, Michael H. Renzulli, the former Chairman of Sally Holdings, terminated his employment with the company and received certain contractual benefits totaling $4.0 million, which is included in discontinued operations in the first half of fiscal year 2007.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

NON-GAAP FINANCIAL MEASURES

The company’s financial results in the second quarter and first half of fiscal year 2007 were affected by restructuring and other transaction-related expenses. In the first quarter of fiscal year 2007, the company committed to a plan to terminate employees as part of a reorganization following the completion of the Separation and announced that it expects to close its manufacturing facility in Dallas, Texas. All costs incurred related to this plan, as well as certain other charges recorded in connection with the closing of the Separation, are classified as “restructuring and other” on the consolidated statement of operations. These expenses relate to a reorganization plan implemented by the company and a specific transaction rather than the normal ongoing operations of the company’s businesses and had no effect on the operating profits of the company’s business segments.

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

RESTRUCTURING AND OTHER

Restructuring and other expenses during the three and six months ended March 31, 2007 consist of the following (in thousands):

	Three months ended March 31, 2007	Six months ended March 31, 2007
Severance and other exit costs	$4,831	14,541
Charges related to the acceleration of vesting of stock options and restricted shares in connection with the Separation	—	12,198
Contractual termination benefits for the former President and Chief Executive Officer in connection with the Separation	—	9,888
Recognition of foreign currency translation loss in connection with the liquidation of a foreign legal entity	1,270	1,270
Gain on sale of assets	(5,508)	(5,894)

	$593	32,003

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Severance and Other Exit Costs

On November 27, 2006, the company committed to a plan to terminate employees as part of a reorganization following the Separation. In addition, on December 1, 2006 the company announced that it expects to close its manufacturing facility in Dallas, Texas. The company’s worldwide workforce is being reduced by approximately 100 employees as a result of the reorganization plan. The changes primarily affect corporate functions or the Consumer Packaged Goods business segment. The company expects to record additional pre-tax restructuring charges of approximately $2.0 million during the remainder of fiscal year 2007 related to this plan, with payments expected to be substantially completed by the end of the first quarter of fiscal year 2008.

The following table reflects the activity related to the restructuring plan during the six months ended March 31, 2007 (in thousands):

	Initial Charges	Cash Payments & Other Settlements	Liability at March 31, 2007
Severance	$13,873	(4,054)	9,819
Contract termination costs	165	(29)	136
Other	503	(468)	35

	$14,541	(4,551)	9,990

Acceleration of Vesting of Stock Options and Restricted Shares

As previously discussed, the company has treated the Separation as though it constitutes a change in control for purposes of the company’s stock option and restricted stock plans. As a result, in accordance with the terms of these plans, all outstanding stock options and restricted shares of the company became fully vested upon completion of the Separation on November 16, 2006. The $12.2 million charge recorded by the company in the first half of fiscal year 2007 is equal to the amount of future compensation expense that would have been recognized in subsequent periods as the stock options and restricted shares vested over the original vesting periods.

Contractual Termination Benefits

In connection with the Separation, Howard B. Bernick, the former President and Chief Executive Officer of the company, terminated his employment with the company and received certain contractual benefits primarily consisting of a lump sum cash payment of $9.7 million plus applicable employer payroll taxes.

Gain on Sale of Assets – Including Related Party Transactions

On December 21, 2006, the company entered into an agreement with 18000 LLC, a limited liability company controlled by Howard B. Bernick, NJI Sales, Inc., NetJets International, Inc. and NetJets Services, Inc. to assign 50% of the company’s 1/8th interest in a fractional-ownership airplane to 18000 LLC in exchange for $1.2 million. Mr. Bernick, a former director and the former President and Chief Executive Officer of the company, is the husband of Carol L. Bernick, Chairman of the Board of Directors of the company. The company recognized a pre-tax gain of $386,000 as a result of the sale, which closed on December 22, 2006. This transaction was approved by the audit committee of the board of directors of the company, consisting solely of independent directors.

On January 10, 2007, the Leonard H. Lavin Trust u/a/d 12/18/87 (the Lavin Trust) purchased all of the membership units of Eighteen, LLC, an Oregon limited liability company and subsidiary of the company, pursuant to a Membership Interest Purchase Agreement dated January 10, 2007 among the Lavin Trust, Eighteen, LLC and the company. The trustees of the Lavin Trust are Leonard H. Lavin, a director of the company, and Mrs. Bernick. The primary asset of Eighteen, LLC is a Gulfstream IV-SP airplane. The purchase price for the membership interests of Eighteen, LLC was $25.0 million and was paid on January 10, 2007. The company recognized a pre-tax gain of $5.1 million as a result of the sale. This transaction was approved by the audit committee of the board of directors of the company, consisting solely of independent directors.

On January 30, 2007, the company entered into an agreement with NJI Sales, Inc., NetJets International, Inc. and NetJets Services, Inc. to sell the remaining 50% of its 1/8th interest in a fractional-ownership airplane back to NetJets for $1.2 million. The company recognized a pre-tax gain of $389,000 as a result of the sale.

Each of these gains was recorded as an offset to the restructuring and other charges in the first half of fiscal year 2007.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Foreign Currency Translation Loss

In the second quarter of fiscal year 2007, the company substantially completed the liquidation of a foreign legal entity in connection with its reorganization plan and, as a result, recognized in restructuring and other expenses the accumulated foreign currency translation loss related to the entity of $1.3 million.

Expected Savings

As a result of the reorganization plan and other restructuring activities, the company expects to recognize cost savings of at least $16.0 million on an annualized basis, with a minimum of $8.0 million affecting the remainder of fiscal year 2007. Primarily all cost savings amounts will affect the advertising, marketing, selling and administrative expenses line item on the consolidated statement of earnings. These savings will partially offset certain corporate costs that were previously unallocated and certain other expenses that were previously allocated to the discontinued Sally Holdings business.

RESULTS OF OPERATIONS

Comparison of the Quarters Ended March 31, 2007 and 2006

The company recorded second quarter net sales of $383.4 million in fiscal year 2007, up $17.7 million or 4.8% over the comparable period of the prior year. The effect of foreign exchange rates increased sales by 2.2% in the second quarter of fiscal year 2007. Organic sales, which exclude the effects of foreign exchange rates, grew 2.6% during the second quarter of fiscal year 2007. Organic sales growth for the second quarter of fiscal year 2007 includes the effect of net sales to Sally Holdings during the quarter (2.1%). In the comparable period of fiscal year 2006, all transactions with Sally Holdings were considered intercompany sales and the elimination of these intercompany sales is classified as part of continuing operations.

Earnings from continuing operations were $21.8 million for the three months ended March 31, 2007 versus $14.8 million for the same period of the prior year. Basic earnings per share from continuing operations were 23 cents in the second quarter of fiscal year 2007 versus 16 cents in the same period of fiscal year 2006. Diluted earnings per share from continuing operations for the current quarter increased to 22 cents from 16 cents in the same period of the prior year. Restructuring and other expenses reduced earnings from continuing operations by $1.0 million and basic and diluted earnings per share from continuing operations by 1 cent in the second quarter of fiscal year 2007.

Excluding restructuring and other expenses, earnings from continuing operations were $22.8 million for the three months ended March 31, 2007 or 54.2% higher than earnings from continuing operations of $14.8 million in the second quarter of fiscal year 2006. Basic earnings per share from continuing operations excluding restructuring and other expenses were 24 cents in the first quarter of fiscal year 2007, which was eight cents or 50.0% higher than the same period of fiscal year 2006. Diluted earnings per share from continuing operations excluding restructuring and other expenses increased 43.8% to 23 cents from 16 cents in the comparative period in the prior year.

Sales of Consumer Packaged Goods in the second quarter of fiscal year 2007 increased 3.0% to $331.2 million from $321.5 million in fiscal year 2006. The second quarter increase was primarily due to higher sales of TRESemmé shampoos, conditioners and styling products (7.9%), principally in the U.S. and Latin America, and effect of foreign exchange rates (1.1%). In addition, sales increased for the company’s custom label filling operations (1.6%). These increases were partially offset by a reduction in sales of Nexxus in the second quarter of fiscal year 2007 when compared to significant pipeline sales volumes in the second quarter of fiscal year 2006 in connection with the launch of Nexxus into retail markets (5.3%) and lower sales for Alberto VO5 Shampoo and Conditioners (1.7%).

Sales of Cederroth International increased to $52.2 million in the second quarter of fiscal year 2007 compared to $51.7 million for the prior year period. The sales increase of 1.0% for the quarter was primarily attributable to the positive effect of foreign exchange rates (8.7%) and higher sales for the Soraya skin care business in Poland (3.0%). These increases were partially offset by a sales reduction in Sweden (9.9%), which was primarily due to the mutual termination of a distribution relationship with a supplier and the discontinuation of contract manufacturing of private label adhesive bandages for a specific customer due to low margins.

Gross profit was $199.8 million in the second quarter of both fiscal year 2007 and 2006. Gross profit, as a percentage of net sales, was 52.1% during the second quarter of fiscal year 2007 compared to 54.6% for continuing operations in the prior year period. The fiscal year 2007 second quarter gross profit margin decreased as a result of lower sales of Nexxus products, which have a higher gross margin, versus heavy sales in last year’s second quarter in connection with the launch of Nexxus into retail channels (1.1%). In addition, the gross profit margin for continuing operations

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

in the second quarter of fiscal year 2006 was higher than the gross profit margin for the stand-alone consumer products business due to the impact of the accounting for intercompany transactions with Sally Holdings (1.1%). After the Separation, Sally Holdings is a third-party customer of the company and transactions with Sally Holdings are no longer eliminated. The gross profit margin in fiscal year 2007 was also negatively affected by costs resulting from new product and packaging initiatives and other inventory related costs.

Compared to the prior year, advertising, marketing, selling and administrative expenses in fiscal year 2007 decreased $9.8 million or 5.6% for the second quarter. The decrease for the quarter is primarily a result of lower expenditures for advertising and marketing (6.0%), lower stock option expense (0.8%) and cost savings realized as a result of the company’s reorganization plan and other restructuring activities. Stock option expense included in advertising, marketing, selling and administrative expenses was substantially lower in the second quarter of fiscal year 2007 compared to the same period in fiscal year 2006 as the expense associated with prior year stock option grants was accelerated as of the closing of the Separation and recorded as a component of “restructuring and other.” These cost decreases were partially offset by higher selling costs primarily due to the growth of the business (0.9%), increased expenses for certain incentive plans (0.5%) and the effect of foreign exchange rates.

Advertising and marketing expenditures were $72.4 million in the second quarter of fiscal year 2007, a decrease of 12.8% from $83.1 million in the prior year. The decrease was primarily due to lower advertising and marketing expenditures for Nexxus (12.5%) as a result of heavy spending in the prior year related to its retail launch, along with lower spending for Alberto VO5 (4.7%), partially offset by increased expenditures related to TRESemmé (4.9%) and the effect of foreign exchange rates.

The company recorded net interest income of $697,000 in the second quarter of fiscal year 2007 versus net interest expense of $1.2 million for the second quarter of the prior year. Interest expense was $2.1 million in the second quarter of fiscal year 2007 and $2.3 million for the second quarter of fiscal year 2006. Interest income was $2.8 million in the second quarter of fiscal year 2007 compared to $1.1 million for the second quarter of the prior year. The increase in interest income was primarily due to higher interest rates and higher cash and short-term investment balances in the current year.

The provision for income taxes as a percentage of earnings from continuing operations before income taxes was 34.6% for the second quarter of fiscal year 2007 as compared to 33.1% for the second quarter of fiscal year 2006. The effective rate in 2007 was slightly higher than the comparable rate in the prior year due to the effects of the restructuring charges in 2007, including the varying tax rates in the jurisdictions in which the net restructuring charges were recorded.

Comparison of the Six Months Ended March 31, 2007 and 2006

For the six months ended March 31, 2007, net sales increased $57.0 million to $734.5 million, representing an 8.4% increase compared to last year’s six-month period. The effect of foreign exchange rates increased sales in the first half of fiscal year 2007 by 2.5%. Organic sales, which exclude the effects of foreign exchange rates, grew 5.9% during the first six months of fiscal year 2007. Organic sales growth for the first six months of fiscal year 2007 includes the effect of net sales related to the launch of Nexxus into retail channels in the U.S. In addition, organic sales growth for the first half of fiscal year 2007 includes the effect of net sales to Sally Holdings after the November 16, 2006 closing of the Separation (1.6%). In the first half of fiscal year 2006, all transactions with Sally Holdings were considered intercompany sales and the elimination of these intercompany sales is classified as part of continuing operations.

Earnings from continuing operations for the six months ended March 31, 2007 were $21.8 million versus $29.2 million in the prior year. Basic earnings per share from continuing operations were 23 cents in the first half of fiscal year 2007 versus 32 cents in the same period of fiscal year 2006. Diluted earnings per share from continuing operations were 22 cents for the first half of fiscal year 2007 compared to 31 cents in the prior year. In the first half of fiscal year 2007, restructuring and other expenses reduced earnings from continuing operations by $21.3 million, basic earnings per share from continuing operations by 23 cents and diluted earnings per share from continuing operations by 22 cents.

Excluding restructuring and other expenses, earnings from continuing operations were $43.1 million for the six months ended March 31, 2007 or 47.8% higher than the prior year’s first half net earnings of $29.2 million. Basic earnings per share from continuing operations were 46 cents in the first half of fiscal year 2007, which was 14 cents or 43.8% higher than the same period of fiscal year 2006. Diluted earnings per share from continuing operations excluding restructuring and other expenses increased 41.9% to 44 cents from 31 cents in the same period of the prior year.

Sales of Consumer Packaged Goods in the first half of fiscal year 2007 increased 6.8% to $634.9 million from $594.6 million in fiscal year 2006. The first half increase was primarily due to higher sales of TRESemmé shampoos, conditioners and styling products (5.3%), principally in the U.S. and Latin America, and effect of foreign exchange rates (1.2%). In addition, sales increased for the custom label filling operations (1.7%).

Sales of Cederroth International increased to $104.0 million for the first six months of fiscal year 2007 compared to $97.5 million for the prior year period. This sales increase of 6.7% was primarily attributable to the positive effect of foreign exchange rates (9.7%) and higher sales for the Soraya skin care business in Poland (3.3%). These increases were partially offset by a sales reduction in Sweden (6.3%), which was primarily due to the mutual termination of a distribution relationship with a supplier and the discontinuation of contract manufacturing of private label adhesive bandages for a specific customer due to low margins.

Gross profit increased $20.0 million or 5.5% for the first half of fiscal year 2007 versus the comparable period in fiscal year 2006. Gross profit, as a percentage of net sales, was 51.8% for the first six months of fiscal year 2007 compared to 53.3% for the first half of the prior year. The gross profit margin for continuing operations in the first half of fiscal year 2006 was higher than the gross profit margin for the stand-alone consumer products business due to the impact of the accounting for intercompany transactions with Sally Holdings (0.8%). After the Separation, Sally Holdings is a third-party customer of the company and transactions with Sally Holdings are no longer eliminated. In addition, the gross profit margin in fiscal year 2007 was negatively affected by costs resulting from new product and packaging initiatives and other inventory related costs.

Advertising, marketing, selling and administrative expenses in the first six months of fiscal year 2007 increased $801,000 or 0.3%. The increase was driven by higher selling expenses primarily due to the growth of the business (1.0%) and the effect of foreign exchange rates. These increases were partially offset by lower stock option expense (1.3%) and cost savings realized as a result of the company’s reorganization plan and other restructuring activities. Stock option expense included in advertising, marketing, selling and administrative expenses was substantially lower in the first half of fiscal year 2007 compared to the same period in fiscal year 2006 as the expense associated with prior year stock option grants was accelerated as of the closing of the Separation and recorded as a component of “restructuring and other.”

Advertising and marketing expenditures were $133.4 million for the first half of fiscal year 2007 compared to $133.5 million for the first half of fiscal year 2006. Lower advertising and marketing expenditures for Alberto VO5 (6.0%) and Nexxus (2.6%) were partially offset by increased expenditures related to TRESemmé (5.3%) and St. Ives (2.2%) and the effect of foreign exchange rates.

The company recorded net interest income of $1.0 million for the first six months of fiscal year 2007 versus net interest expense of $2.5 million for the first six months of the prior year. Interest expense was $4.3 million for the first half of fiscal year 2007 and $4.6 million for the first half of fiscal year 2006. Interest income was $5.3 million for the first six months of fiscal year 2007 compared to $2.0 million for the comparable period in the prior year. The increase in interest income was primarily due to higher interest rates and higher cash and short-term investment balances in the current year.

The provision for income taxes as a percentage of earnings from continuing operations before income taxes was 31.8% for the first half of fiscal year 2007 as compared to 29.2% for the first half of fiscal year 2006. The effective tax rate in fiscal year 2006 was lower than the current year rate primarily due to the favorable resolutions of certain tax audits. In addition, the provision for income taxes and the effective rate for fiscal year 2007 were affected by the varying tax rates in the jurisdictions in which the company’s restructuring charges were recorded.

FINANCIAL CONDITION

March 31, 2007 versus September 30, 2006

Working capital at March 31, 2007 was $511.9 million, an increase of $129.2 million from working capital of $382.7 million at September 30, 2006, excluding current assets and liabilities of discontinued operations. The resulting ratio of current assets to current liabilities was 2.77 to 1.00 at March 31, 2007 compared to 2.38 to 1.00 at September 30, 2006. The increase in working capital was primarily generated from operations and cash received from exercises of employee stock options and proceeds from the sales of the corporate airplane and the company’s 1/8th interest in a fractional-ownership NetJets airplane, partially offset by cash outlays for capital expenditures and cash dividends.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Cash, cash equivalents and short-term investments increased $113.6 million to $312.0 million during the first six months of fiscal year 2007 primarily due to cash flows provided by operating activities ($26.9 million), cash received from exercises of employee stock options ($60.6 million) and cash received in connection with the sales of the corporate airplane and the company’s 1/8th interest in a fractional-ownership NetJets airplane ($27.4 million), partially offset by cash outlays for capital expenditures ($18.5 million) and dividends ($5.3 million).

Receivables, less allowance for doubtful accounts increased $11.5 million to $256.1 million in the first half of fiscal year 2007. Trade receivables increased $8.2 million in the first half of fiscal year 2007 primarily due to higher sales in the second quarter as compared to the fourth quarter of fiscal year 2006, the timing of customer payments and the effect of foreign exchange rates. Other receivables increased $3.2 million during the first six months of fiscal year 2007 due in part to higher accrued interest receivable on cash equivalents and short-term investments.

Inventories increased $16.5 million during the first six months of fiscal year 2007 to $201.7 million, principally due to a build-up of inventory to support product launches (mainly TRESemmé in Mexico), promotions and forecasted sales growth, as well as the effect of foreign exchange rates.

Net property, plant and equipment decreased $15.2 million during the first six months of fiscal year 2007 to $196.1 million at March 31, 2007. The decrease resulted primarily from the sales of the corporate airplane and the company’s 1/8th interest in a fractional-ownership NetJets airplane, as well as depreciation during the six-month period, partially offset by expenditures for office facilities and warehouse expansions and the effect of foreign exchange rates.

Other assets increased $21.4 million or 32.5% during the first six months of fiscal year 2007 to $87.3 million, principally due to the reclassification of deferred tax assets following the elimination of significant deferred tax liabilities since September 30, 2006 (see below for further discussion of the deferred tax liability changes). These deferred tax assets were previously netted against the company’s long-term deferred tax liability on the consolidated balance sheet.

Accounts payable increased $9.0 million to $134.5 million during the first six months of fiscal year 2007 mainly due to higher inventory levels as of March 31, 2007 and the timing of vendor payments, as well as the effect of foreign exchange rates.

Accrued expenses increased $6.4 million during the first six months of fiscal year 2007 to $142.2 million as a result of the $10.0 million accrual for restructuring, primarily related to severance obligations, additional consideration related to the Nexxus acquisition and the effect of foreign exchange rates. Theses increases were partially offset by payments in the first half of fiscal year 2007 under various incentive plans and lower insurance accruals.

Deferred income taxes and accrued income taxes increased $2.9 million during the first six months of fiscal year 2007. Significant deferred tax liabilities became currently payable and were subsequently paid in connection with the sale of the corporate airplane and as a result of the recognition of a gain for income tax purposes in connection with the Separation related to a deferred intercompany transaction between the company and one of its affiliates. These decreases resulted in the need to reclassify the remaining net long-term deferred tax assets to other assets in accordance with tax accounting requirements. These deferred tax assets were previously netted against the company’s long-term deferred tax liability on the consolidated balance sheet. In addition, the tax-related liabilities were also affected by the company’s earnings from continuing operations in the first half of fiscal year 2007 and the timing of tax payments.

Stock options subject to redemption of $11.5 million as of March 31, 2007 represent the intrinsic value as of November 5, 2003 of currently outstanding stock options which were modified on that date as a result of the company’s conversion to one class of common stock. This amount has been classified outside of stockholders’ equity because the company’s stock option plans contain a contingent cash settlement provision upon the occurrence of certain change in control events which are not solely in control of the company. While the company believes the possibility of occurrence of any such change in control event is remote, this classification is required because the company does not have sole control over such events. The $17.7 million decrease in stock options subject to redemption compared to September 30, 2006 was primarily due to the exercise of the related employee stock options during the period and the conversion of options to New Sally in connection with the Separation. The remaining amount will be reclassified into additional paid-in capital in future periods as the related stock options are exercised or canceled.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Common stock decreased from $21.7 million at September 30, 2006 to $974,000 at March 31, 2007, primarily as a result of the change in the par value on the company’s common stock from 22 cents per share to one cent per share in connection with the Separation.

Additional paid-in capital increased $23.5 million to $364.1 million at March 31, 2007 as a result of paid-in capital recorded for stock option expense and restricted shares (including the charges recorded for the accelerated vesting in connection with the Separation), the issuance of common stock related to the exercise of stock options and other employee incentive plans, the change in par value of common stock as discussed in the preceding paragraph and the reclassification of $17.7 million from stock options subject to redemption back into additional paid-in capital as discussed above, partially offset by the retirement of treasury stock in connection with the Separation (as discussed further below).

Retained earnings decreased from $1.5 billion at September 30, 2006 to $533.6 million at March 31, 2007 due to the effect of the Separation and the payment of $5.3 million of cash dividends, partially offset by net earnings for the first half of fiscal year 2007.

Accumulated other comprehensive loss was $11.0 million at March 31, 2007 compared to accumulated other comprehensive income of $3.0 million at September 30, 2006. This change was primarily a result of the Separation. Excluding the effect of the Separation, the balance changed $3.0 million in the first half of fiscal year 2007 due to the recognition of $1.3 million of foreign currency translation loss as part of restructuring and other expenses in connection with the liquidation of a foreign legal entity and the strengthening of certain foreign currencies versus the U.S. dollar, particularly the Swedish krona, British pound and Australian dollar. These changes were partially offset by a $1.7 million adjustment related to the company’s minimum pension liability.

The treasury stock balance of $102.7 million at September 30, 2006 was reduced to zero at March 31, 2007. All shares held in treasury were effectively retired at November 16, 2006 because they did not convert from Old Alberto-Culver shares to New Alberto-Culver shares as part of the closing of the Separation.

LIQUIDITY AND CAPITAL RESOURCES

Cash Provided by Operating Activities – Net cash provided by operating activities was $26.9 million and $40.0 million for the first half of fiscal year 2007 and 2006, respectively. Cash flows from operating activities decreased in 2007 due to the payment of $9.7 million to the former President and Chief Executive Officer of the company in connection with the Separation and other cash payments in connection with the company’s restructuring plan, primarily related to severance, as well as the payment of significant income tax obligations in connection with the sale of the corporate airplane.

Cash Used by Investing Activities – Net cash used by investing activities was $109.4 million and $26.7 million for the first half of fiscal year 2007 and 2006, respectively. Capital expenditures were $18.5 million in the first half of fiscal year 2007 compared to $31.0 million in the same period of the prior year, which included $14.0 million of expenditures related to a new Midwest warehouse. Proceeds from disposals of assets in the first half of fiscal year 2007 includes $27.4 million related to the sales of the corporate airplane and the company’s 1/8th interest in a fractional-ownership NetJets airplane. Net cash used by investing activities also included net purchases of short-term investments of $118.8 million in fiscal year 2007.

Cash Provided (Used) by Financing Activities – Net cash provided by financing activities was $56.3 million in the first half of fiscal year 2007, primarily driven by proceeds from the exercise of employee stock options of $60.6 million, partially offset by cash dividends paid of $5.3 million. Net cash used by financing activities was $6.7 million in the first half of fiscal year 2006, principally due to cash dividends paid of $21.2 million, partially offset by proceeds from the exercise of employee stock options of $17.6 million. Net cash used by financing activities was also affected by changes in the book cash overdraft balance in each period.

In connection with the Separation, the company’s shareholders received a $25.00 per share special cash dividend for each share of common stock owned as of November 16, 2006. In the second quarter of fiscal year 2007, cash dividends paid on common stock were $.055 per share. Cash dividends paid on common stock were $.115 per share and $.23 per share in the second quarter and first half of fiscal year 2006, respectively.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

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

On November 12, 2006, the board of directors authorized the company to purchase up to 5 million shares of common stock. This new authorization replaced the previous authorization to purchase Old Alberto-Culver common stock. No shares have been purchased under the authorization as of March 31, 2007.

The company has obtained long-term financing as needed to fund acquisitions and other growth opportunities. Funds also may be obtained prior to their actual need in order to take advantage of opportunities in the debt markets. The company has a $300 million revolving credit facility which had no borrowings outstanding at March 31, 2007 or September 30, 2006. The facility may be drawn in U.S. dollars or certain foreign currencies. Under debt covenants, the company has sufficient flexibility to incur additional borrowings as needed. On November 13, 2006, the company amended the revolving credit facility to include a waiver for all covenants that may have been violated as a result of the Separation and extended the facility to November 13, 2011. The amended facility includes a new covenant that limits the company’s ability to purchase its common stock or pay dividends if the cumulative stock repurchases plus cash dividends exceeds $250 million plus 50% of “consolidated net income” (as defined in the credit agreement) commencing January 1, 2007.

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

The company’s $120 million of 6.375% debentures are due June 15, 2028. The company has the option to redeem the debentures at any time, in whole or in part, at a price equal to 100% of the principal amount plus accrued interest and, if applicable, a make-whole premium. In addition, the debentures are subject to repayment, in whole or in part, on June 15, 2008 at the option of the holders. In accordance with SFAS No. 78, “Classification of Obligations That Are Callable by the Creditor – an amendment of ARB No. 43, Chapter 3A,” the $120 million will be reclassified from long-term debt to a current liability on the company’s June 30, 2007 consolidated balance sheet. If the holders do not demand repayment of the debentures on June 15, 2008, the $120 million will be reclassified back to long-term debt on the company’s June 30, 2008 consolidated balance sheet.

The company is in compliance with the covenants and other requirements of its revolving credit agreement and 6.375% debentures. Additionally, the revolving credit agreement and the 6.375% debentures do not include credit rating triggers or subjective clauses that would accelerate maturity dates.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

The company’s primary contractual cash obligations are long-term debt and operating leases. The following table is a summary of contractual cash obligations and commitments outstanding by future payment dates at March 31, 2007:

	Payments Due by Period
(In thousands)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt, including capital lease and interest obligations (1)	$8,203	122,478	609	924	132,214
Operating leases (2)	7,329	9,513	6,706	1,389	24,937
Other long-term obligations (3)	15,183	4,437	2,625	18,218	40,463

Total	$30,715	136,428	9,940	20,531	197,614

(1)	The company’s $120.0 million of 6.375% debentures are due in June, 2028, but are subject to repayment, at the option of the holders, in June, 2008. In the above table, the timing of the principal and interest payments on the $120.0 million debentures assumes the holders will require repayment of the debentures in June, 2008.
(2)	In accordance with GAAP, these obligations are not reflected in the accompanying consolidated balance sheets.
(3)	Other long-term obligations principally represent commitments under various acquisition related agreements including non-compete, consulting and severance agreements and deferred compensation arrangements, as well as commitments under the restructuring plan. These obligations are included in accrued expenses and other liabilities in the accompanying consolidated balance sheets. The above amounts do not include additional consideration of up to $50.4 million that may be paid over the next nine years based on a percentage of sales of Nexxus branded products in accordance with the Nexxus purchase agreement.

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

In September, 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the quantification of financial statement misstatements in order to eliminate the diversity in practice that currently exists among public companies. SAB No. 108 is required to be applied to annual financial statements for the first fiscal year ending after November 15, 2006. Accordingly, the company will comply with the provisions of SAB No. 108, as applicable, no later than the fourth quarter of fiscal year 2007. The application of SAB No. 108 is not expected to have a material effect on the company’s consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

The company’s significant accounting policies are described in note 2 of the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2006. A discussion of critical accounting policies is included in MD&A in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006. There were no significant changes in the company’s critical accounting policies during the six months ended March 31, 2007.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

Reconciliations of non-GAAP financial measures to their most directly comparable financial measures under GAAP for the three and six months ended March 31, 2007 and 2006 are as follows (in thousands, except per share data):

	Three Months Ended March 31		Six Months Ended March 31
	2007	2006	2007	2006
Earnings from continuing operations (net of income taxes), as reported	$21,761	14,769	21,764	29,160
Restructuring and other expenses, net of income taxes	1,019	—	21,341	—

Earnings from continuing operations (net of income taxes), excluding restructuring and other expenses	$22,780	14,769	43,105	29,160

Basic earnings per share from continuing operations, as reported	$.23	.16	.23	.32
Restructuring and other expenses, net of income taxes	.01	—	.23	—

Basic earnings per share from continuing operations, excluding restructuring and other expenses	$.24	.16	.46	.32

Diluted earnings per share from continuing operations, as reported	$.22	.16	.22	.31
Restructuring and other expenses, net of income taxes	.01	—	.22	—

Diluted earnings per share from continuing operations, excluding restructuring and other expenses	$.23	.16	.44	.31

	Three Months Ended March 31		Six Months Ended March 31
	2007	2006	2007	2006
Net sales growth, as reported	4.8%	13.0%	8.4%	9.2%
Effect of foreign exchange	(2.2)	2.3	(2.5)	2.4
Effect of acquisitions	—	(1.0)	—	(1.2)
Effect of divestiture	—	0.1	—	0.6

Organic sales growth	2.6%	14.4%	5.9%	11.0%

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

FORWARD – LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein, if any, may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on management’s current expectations and assessments of risks and uncertainties and reflect various assumptions concerning anticipated results, which may or may not prove to be correct. Some of the factors that could cause actual results to differ materially from estimates or projections contained in such forward-looking statements include: the pattern of brand sales; competition within the relevant product markets; loss of one or more key employees; risks inherent in acquisitions, divestitures and strategic alliances; events that negatively affect the intended tax free nature of the distribution of shares of Alberto-Culver Company in connection with the Separation; the effects of a prolonged United States or global economic downturn or recession; changes in costs; the costs and effects of unanticipated legal or administrative proceedings; the risk that the expected cost savings related to the reorganization and restructuring may not be realized; health epidemics; adverse weather conditions; loss of distributorship rights; sales by unauthorized distributors in the company’s exclusive markets; and variations in political, economic or other factors such as currency exchange rates, inflation rates, interest rates, tax changes, legal and regulatory changes or other external factors over which the company has no control. Alberto-Culver Company has no obligation to update any forward-looking statement in this Quarterly Report on Form 10-Q or any incorporated document.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the company’s market risk during the six months ended March 31, 2007.

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

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

PART II

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 12, 2006, the board of directors authorized the company to purchase up to 5 million shares of common stock. This new authorization replaced the previous authorization to purchase Old Alberto-Culver common stock. No shares have been purchased under the authorization as of March 31, 2007.

The following table summarizes information with respect to the above referenced purchases made by or on behalf of the company of shares of its common stock during the three months ended March 31, 2007:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2007	--	--	--	5,000,000
February 1 – 28, 2007	--	--	--	5,000,000
March 1 – 31, 2007	--	--	--	5,000,000

Total	--		--

ITEM 6. EXHIBITS

10(a)	Separation Agreement dated as of November 27, 2006 between Alberto-Culver Company and William J. Cernugel.

10(b)	Offer Letter dated as of November 14, 2006 from Alberto-Culver Company to Ralph J. Nicoletti.

10(c)	Severance Agreement dated as of February 26, 2007 between Alberto-Culver Company and Ralph J. Nicoletti.

31(a)	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

31(b)	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBERTO-CULVER COMPANY
(Registrant)

By:	/s/ Ralph J. Nicoletti
Ralph J. Nicoletti
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

May 9, 2007