Form 10-Q
period 2007-06-30
Alberto-Culver CO
filed 2007-08-08
CIK 1368457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:

June 30, 2007

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

Yes  ☐    No  ☒

At June 30, 2007, the company had 97,907,513 shares of common stock outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

Three Months Ended June 30, 2007 and 2006

(in thousands, except per share data)

	(Unaudited)
	2007	2006
Net sales	$385,502	353,173
Cost of products sold	183,751	165,495

Gross profit	201,751	187,678
Advertising, marketing, selling and administrative expenses	167,235	161,950
Restructuring and other (note 3)	1,550	—

Operating earnings	32,966	25,728
Interest expense (income), net of interest expense of $2,227 in 2007 and interest income of $1,175 in 2006	(1,249)	1,031

Earnings from continuing operations before provision for income taxes	34,215	24,697
Provision for income taxes	10,049	4,251

Earnings from continuing operations	24,166	20,446
Earnings from discontinued operations, net of income taxes (note 2)	930	10,078

Net earnings	$25,096	30,524

Basic earnings per share:
Continuing operations	$.25	.22
Discontinued operations	.01	.11

Total	$.26	.33

Diluted earnings per share:
Continuing operations	$.24	.22
Discontinued operations	.01	.11

Total	$.25	.33

Weighted average shares outstanding:
Basic	97,443	92,619

Diluted	99,989	93,602

Cash dividends paid per share	$.055	.13

See Notes to Consolidated Financial Statements.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

Nine Months Ended June 30, 2007 and 2006

(in thousands, except per share data)

	(Unaudited)
	2007	2006
Net sales	$1,120,042	1,030,760
Cost of products sold	537,466	482,244

Gross profit	582,576	548,516
Advertising, marketing, selling and administrative expenses	485,139	479,053
Restructuring and other (note 3)	33,553	—

Operating earnings	63,884	69,463
Interest expense (income), net of interest expense of $6,528 in 2007 and interest income of $3,187 in 2006	(2,255)	3,573

Earnings from continuing operations before provision for income taxes	66,139	65,890
Provision for income taxes	20,209	16,284

Earnings from continuing operations	45,930	49,606
Earnings (loss) from discontinued operations, net of income taxes (note 2)	(4,156)	89,872

Net earnings	$41,774	139,478

Basic earnings (loss) per share:
Continuing operations	$.48	.54
Discontinued operations	(.04)	.97

Total	$.44	1.51

Diluted earnings (loss) per share:
Continuing operations	$.47	.53
Discontinued operations	(.04)	.97

Total	$.43	1.50

Weighted average shares outstanding:
Basic	95,371	92,262

Diluted	97,846	93,273

Cash dividends paid per share, including special cash dividend paid in connection with the Separation in 2007	$25.11	.36

See Notes to Consolidated Financial Statements.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2007 and September 30, 2006

(in thousands, except share data)

	(Unaudited)
	June 30, 2007	September 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$80,045	98,894
Short-term investments	249,875	99,485
Receivables, less allowance for doubtful accounts ($4,446 at
June 30, 2007 and $3,867 at September 30, 2006)	249,884	244,594
Inventories:
Raw materials	45,717	50,726
Work-in-process	7,187	6,685
Finished goods	146,306	127,778

Total inventories	199,210	185,189
Other current assets	30,730	31,447
Current assets of discontinued operations	—	764,301

Total current assets	809,744	1,423,910

Property, plant and equipment at cost, less accumulated depreciation ($247,997 at June 30, 2007 and $238,833 at September 30, 2006)	202,533	211,291
Goodwill	209,941	203,891
Trade names	109,936	107,512
Other assets	82,990	65,937
Non-current assets of discontinued operations	—	565,165

Total assets	$1,415,144	2,577,706

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$120,866	585
Accounts payable	129,632	125,546
Accrued expenses	134,345	135,752
Income taxes	6,555	15,029
Current liabilities of discontinued operations	—	299,962

Total current liabilities	391,398	576,874

Long-term debt	2,069	121,701
Deferred income taxes	18,902	17,046
Other liabilities	64,967	65,371
Non-current liabilities of discontinued operations	—	37,785

Total liabilities	477,336	818,777

Stock options subject to redemption	10,624	29,148
Stockholders’ equity:
Preferred stock, par value $.01 per share, authorized 50,000,000 shares at June 30, 2007, none issued	—	—
Common stock, par value $.01 per share at June 30, 2007 and $.22 per share at September 30, 2006, authorized 300,000,000 shares, issued 97,907,513 shares at June 30, 2007 and 98,470,287 shares at September 30, 2006	979	21,663
Additional paid-in capital	375,967	340,594
Retained earnings	553,205	1,467,224
Accumulated other comprehensive income (loss)	(2,967)	3,035

	927,184	1,832,516
Less treasury stock at cost (5,230,808 shares at September 30, 2006)	—	(102,735)

Total stockholders’ equity	927,184	1,729,781

Total liabilities and stockholders’ equity	$1,415,144	2,577,706

See Notes to Consolidated Financial Statements.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Nine Months Ended June 30, 2007 and 2006

(in thousands)

	(Unaudited)
	2007	2006
Cash Flows from Operating Activities:
Net earnings	$41,774	139,478
Less: Earnings (loss) from discontinued operations	(4,156)	89,872

Earnings from continuing operations	45,930	49,606
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation	21,452	19,121
Amortization of other assets and unearned compensation	2,188	2,569
Restructuring and other – non-cash charges (note 3)	13,726	—
Restructuring and other – gain on sale of assets (note 3)	(5,894)	—
Stock option expense (note 6)	3,232	8,837
Deferred income taxes	(23,057)	4,815
Cash effects of changes in:
Receivables, net	6,498	(573)
Inventories	(7,660)	(23,284)
Other current assets	4,121	(5,249)
Accounts payable and accrued expenses	(10,845)	(7,970)
Income taxes	3,466	(4,618)
Other assets	(1,035)	(2,819)
Other liabilities	(1,062)	3,576

Net cash provided by operating activities	51,060	44,011

Cash Flows from Investing Activities:
Proceeds from sales of short-term investments	508,591	148,060
Payments for purchases of short-term investments	(658,981)	(145,475)
Capital expenditures	(29,421)	(39,660)
Payments for purchased intangible assets	(483)	(5)
Proceeds from disposals of assets	27,937	4,077

Net cash used by investing activities	(152,357)	(33,003)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	990	588
Repayments of long-term debt	(494)	(2,850)
Change in book cash overdraft	(3,774)	5,299
Proceeds from exercises of stock options	68,269	21,570
Excess tax benefit from stock option exercises	8,685	1,021
Cash dividends paid	(10,663)	(33,293)
Stock purchased (note 4)	(884)	(1,492)

Net cash provided (used) by financing activities	62,129	(9,157)

Effect of foreign exchange rate changes on cash and cash equivalents	2,543	1,991

Net cash provided (used) by continuing operations	(36,625)	3,842

(continued)

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

Nine Months Ended June 30, 2007 and 2006

(in thousands)

	(Unaudited)
	2007	2006
Discontinued Operations:
Net cash provided (used) by operating activities of discontinued operations	(3,832)	100,577
Net cash used by investing activities of discontinued operations	(67,958)	(43,516)
Net cash used by financing activities of discontinued operations – special cash dividend paid in connection with the Separation	(2,342,188)	—
Net cash provided (used) by financing activities of discontinued operations – other	2,324,395	(6,035)
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	(212)	(417)

Net cash provided (used) by discontinued operations	(89,795)	50,609

Net increase (decrease) in cash and cash equivalents	(126,420)	54,451
Cash and cash equivalents at beginning of period, including cash and cash equivalents of discontinued operations	206,465	103,691

Cash and cash equivalents at end of period, including cash and cash equivalents of discontinued operations	$80,045	158,142

See Notes to Consolidated Financial Statements.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

Nine Months Ended June 30, 2007

(in thousands)

(Unaudited)

	Common Stock Issued	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance at September 30, 2006	$21,663	$340,594	$1,467,224	$3,035	$(102,735)	$1,729,781
Net earnings			41,774			41,774
Foreign currency translation				11,474		11,474
Cash dividends			(10,663)			(10,663)
Stock options exercised	39	68,178			8,737	76,954
Stock option expense		3,520				3,520
Liquidation of a foreign legal entity				1,279		1,279
Reclassification of stock options subject to redemption		18,524				18,524
Changes in connection with the Separation:
Retirement of treasury stock	(1,052)	(93,407)			94,459	—
Change in par value	(19,674)	19,674				—
Sally separation			1,397,058	(17,086)		1,379,972
Special cash dividend paid			(2,342,188)			(2,342,188)
Acceleration of vesting of stock options and restricted shares		17,175				17,175
Other	3	1,709		(1,669)	(461)	(418)

Balance at June 30, 2007	$979	$375,967	$553,205	$(2,967)	$—	$927,184

See Notes to Consolidated Financial Statements.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

In connection with the Separation and the Regis transaction, the company incurred transaction expenses, primarily the termination fee paid to Regis and legal and investment banking fees, from the fourth quarter of fiscal year 2005 through the closing of the Separation in the first quarter of fiscal year 2007. These costs were expensed in the periods incurred and are included in discontinued operations. The total amount of transaction expenses, including the termination fee, was $78.9 million ($57.0 million after taxes). Approximately $18.7 million and $56.6 million of that amount were expensed by the company in the first nine months of fiscal year 2007 and 2006, respectively. All expenses incurred related to the Regis transaction, including the termination fee, are expected to be deductible for income tax purposes, while most expenses related to the Separation are not expected to be deductible for income tax purposes.

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

The company has treated the Separation as though it constitutes a change in control for purposes of the company’s stock option and restricted stock plans. As a result, in accordance with the terms of these plans, all outstanding stock options and restricted shares of the company became fully vested upon completion of the Separation on November 16, 2006. Included in discontinued operations in the first nine months of fiscal year 2007 is a $5.3 million charge which reflects the amount of future compensation expense that would have been recognized in subsequent periods as the stock options and restricted shares for Sally Holdings employees vested over the original vesting periods.

In connection with the Separation, Michael H. Renzulli, the former Chairman of Sally Holdings, terminated his employment with the company and received certain contractual benefits totaling $4.0 million, which is included in discontinued operations in the first nine months of fiscal year 2007.

The results of discontinued operations for the three and nine months ended June 30, 2007 and 2006 were as follows (in thousands):

	Three months ended June 30		Nine months ended June 30
	2007*	2006	2007*	2006
Net sales	$—	599,534	310,753	1,766,990

Transaction expenses and other related costs **	$—	50,898	27,975	56,556

Earnings before provision for income taxes	$414	16,296	3,507	141,295
Provision (benefit) for income taxes	(516)	6,218	7,663	51,423

Earnings (loss) from discontinued operations, net of income taxes	$930	10,078	(4,156)	89,872

*	Primarily includes results through November 16, 2006. The results for the three months ended June 30, 2007 are primarily due to favorable adjustments to self-insurance reserves for pre-Separation Sally claims retained by the company as well as tax benefits related to the Sally business.
**	The amount for the nine months ended June 30, 2007 includes $18.7 million of transaction expenses, $5.3 million related to the acceleration of vesting of stock options and restricted shares held by Sally Holdings employees and $4.0 million of contractual benefits for the former Chairman of Sally Holdings. The entire amounts for the three and nine months ended June 30, 2006 reflect transaction expenses, including the $50.0 million termination fee paid to Regis.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

The components of the assets and liabilities of discontinued operations as of September 30, 2006 were as follows (in thousands):

Current assets:
Cash and cash equivalents	$107,571
Receivables, net	66,690
Inventories	569,458
Other current assets	20,582

$764,301

Non-current assets:
Property and equipment, net	$142,735
Goodwill	364,718
Trade names	35,193
Other assets	22,519

$565,165

Current liabilities:
Current maturities of long-term debt	$503
Accounts payable	176,623
Accrued expenses	114,459
Income taxes	8,377

$299,962

Non-current liabilities:
Long-term debt	$621
Other liabilities	15,574
Deferred income taxes	21,590

$37,785

The Sally Beauty Supply segment of Sally Holdings is a long-standing customer of the company’s consumer products business. In fiscal year 2007, the company’s consumer products business recorded $4.2 million of sales to Sally Holdings prior to November 16, 2006, all of which were eliminated from the consolidated results of the company because, at the time, the sales represented intercompany transactions. Similarly, during the first nine months of fiscal year 2006, the consumer products business had intercompany sales to Sally Holdings of $21.0 million. The company continues to have an ongoing customer relationship with New Sally following the Separation.

(3)	RESTRUCTURING AND OTHER

Restructuring and other expenses during the three and nine months ended June 30, 2007 consist of the following (in thousands):

	Three months ended June 30, 2007	Nine months ended June 30, 2007
Severance and other exit costs	$1,541	16,082
Non-cash charges related to the acceleration of vesting of stock options and restricted shares in connection with the Separation	—	12,198
Contractual termination benefits for the former President and
Chief Executive Officer in connection with the Separation	—	9,888
Non-cash charge for the recognition of foreign currency translation loss in connection with the liquidation of a foreign legal entity	9	1,279
Gain on sale of assets	—	(5,894)

	$1,550	33,553

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Severance and Other Exit Costs

On November 27, 2006, the company committed to a plan to terminate employees as part of a reorganization following the Separation. In connection with this reorganization plan, on December 1, 2006 the company announced that it expects to close its manufacturing facility in Dallas, Texas. The company’s worldwide workforce is being reduced by approximately 100 employees as a result of the reorganization plan. The changes primarily affect corporate functions or the Consumer Packaged Goods business segment. The company expects to record additional pre-tax restructuring charges of approximately $1.0 million during the fourth quarter of fiscal year 2007 and approximately $2.1 million during the first half of fiscal year 2008 related to this plan. These amounts exclude the effect of the sale of the manufacturing facility in Dallas, Texas. Cash payments related to this plan are expected to be substantially completed by the end of the second quarter of fiscal year 2008.

The following table reflects the activity related to the restructuring plan during the nine months ended June 30, 2007 (in thousands):

	Initial Charges	Cash Payments & Other Settlements	Liability at June 30, 2007
Severance	$14,858	(6,693)	8,165
Contract termination costs	229	(213)	16
Other	995	(965)	30

	$16,082	(7,871)	8,211

Acceleration of Vesting of Stock Options and Restricted Shares

As previously discussed, the company has treated the Separation as though it constitutes a change in control for purposes of the company’s stock option and restricted stock plans. As a result, in accordance with the terms of these plans, all outstanding stock options and restricted shares of the company became fully vested upon completion of the Separation on November 16, 2006. The $12.2 million charge recorded by the company in the first nine months of fiscal year 2007 is equal to the amount of future compensation expense that would have been recognized in subsequent periods as the stock options and restricted shares vested over the original vesting periods. See note 6 for additional information regarding the company’s stock option and restricted stock plans.

Contractual Termination Benefits

In connection with the Separation, Howard B. Bernick, the former President and Chief Executive Officer of the company, terminated his employment with the company and received certain contractual benefits primarily consisting of a lump sum cash payment of $9.7 million plus applicable employer payroll taxes.

Foreign Currency Translation Loss

In the second quarter of fiscal year 2007, the company substantially completed the liquidation of a foreign legal entity in connection with its reorganization plan and, as a result, recognized in restructuring and other expenses the accumulated foreign currency translation loss related to the entity of $1.3 million during the first nine months of fiscal year 2007.

Gain on Sale of Assets – Including Related Party Transactions

On December 21, 2006, the company entered into an agreement with 18000 LLC, a limited liability company controlled by Howard B. Bernick, NJI Sales, Inc., NetJets International, Inc. and NetJets Services, Inc. to assign 50% of the company’s 1/8th interest in a fractional-ownership airplane to 18000 LLC in exchange for $1.2 million. Mr. Bernick, a former director and the former President and Chief Executive Officer of the company, was the husband of Carol L. Bernick, Chairman of the Board of Directors of the company. The company recognized a pre-tax gain of $386,000 as a result of the sale, which closed on December 22, 2006. This transaction was approved by the audit committee of the board of directors of the company, consisting solely of independent directors.

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

Each of these gains was recorded as an offset to the restructuring and other charges in the first nine months of fiscal year 2007.

(4)	STOCKHOLDERS’ EQUITY

On November 12, 2006, the board of directors authorized the company to purchase up to 5 million shares of common stock. This new authorization replaced the previous authorization to purchase Old Alberto-Culver common stock. No shares have been purchased under the authorization as of June 30, 2007.

The company’s $300 million revolving credit facility, as amended, includes a covenant that limits the company’s ability to purchase its common stock or pay dividends if the cumulative stock repurchases plus cash dividends exceeds $250 million plus 50% of “consolidated net income” (as defined in the credit agreement) commencing January 1, 2007.

During the nine months ended June 30, 2007 and 2006, the company acquired $884,000 and $1.5 million, respectively, of common stock surrendered by employees in connection with the payment of withholding taxes as provided under the terms of certain incentive plans. In addition, during the nine months ended June 30, 2007 and 2006, the company acquired $79,000 and $645,000, respectively, of common stock surrendered by employees to pay the exercise price of stock options. All shares acquired under these plans are not subject to the company’s stock repurchase program.

(5)	WEIGHTED AVERAGE SHARES OUTSTANDING

The following table provides information on basic and diluted weighted average shares outstanding (in thousands):

	Three Months Ended June 30		Nine Months Ended June 30
	2007	2006	2007	2006
Basic weighted average shares outstanding	97,443	92,619	95,371	92,262
Effect of dilutive securities:
Assumed exercise of stock options	2,760	1,042	2,479	1,110
Assumed vesting of restricted stock	289	214	233	214
Effect of unrecognized stock-based compensation related to future services	(503)	(273)	(237)	(313)

Diluted weighted average shares outstanding	99,989	93,602	97,846	93,273

The computations of diluted weighted average shares outstanding for the three and nine months ended June 30, 2007 exclude stock options for 109,000 shares and 1.3 million shares, respectively, since the options were anti-dilutive. Stock options for 2.1 million shares and 2.2 million shares were anti-dilutive for the three and nine months ended June 30, 2006, respectively.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

The increases in basic weighted average shares outstanding in fiscal year 2007 for the quarter and first nine months are primarily due to shares issued for stock option exercises and other incentive plans in the past 12 months. The increases in diluted weighted average shares outstanding are primarily due to the higher number of basic shares outstanding and the increase in the number of stock options outstanding following the Separation, as all options were adjusted effective November 17, 2006 to ensure that option holders maintained the same intrinsic value before and after the Separation.

(6)	ACCOUNTING FOR STOCK-BASED COMPENSATION

On November 13, 2006, the company adopted two new stock option plans. Under these plans, the company is authorized to issue non-qualified stock options to employees and non-employee directors to purchase a limited number of shares of the company’s common stock at a price not less than the fair market value of the stock on the date of grant. Generally, options under the plans expire ten years from the date of grant and are exercisable on a cumulative basis in four equal annual increments commencing one year after the date of grant. A total of 21.3 million shares have been authorized to be issued under the plans (including 11.8 million adjusted stock options carried over from Old Alberto-Culver), of which 7.5 million shares remain available for future grants as of June 30, 2007.

In accordance with SFAS No. 123 (R), “Share-Based Payment,” the company recognizes compensation expense for stock options on a straight-line basis over the vesting period or to the date a participant becomes eligible for retirement, if earlier. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model.

In the third quarter of fiscal year 2007, the company recorded stock option expense that reduced earnings from continuing operations before provision for income taxes by $592,000, provision for income taxes by $213,000, earnings from continuing operations by $379,000 and diluted earnings per share from continuing operations by one cent. Stock option expense in the quarter had no effect on basic earnings per share from continuing operations. In the first nine months of fiscal year 2007, the company recorded stock option expense, excluding the one-time charge related to the acceleration of vesting of all outstanding options in connection with the Separation, that reduced earnings from continuing operations before provision for income taxes by $3.2 million, provision for income taxes by $1.1 million, earnings from continuing operations by $2.1 million and basic and diluted earnings per share from continuing operations by two cents. In the third quarter of fiscal year 2006, the company recorded stock option expense that reduced earnings from continuing operations before provision for income taxes by $1.9 million, provision for income taxes by $678,000, earnings from continuing operations by $1.2 million and basic and diluted earnings per share from continuing operations by one cent. In the first nine months of fiscal year 2006, the company recorded stock option expense that reduced earnings from continuing operations before provision for income taxes by $8.8 million, provision for income taxes by $3.1 million, earnings from continuing operations by $5.7 million and basic and diluted earnings per share from continuing operations by 6 cents. The expense amounts in the first quarter of each fiscal year included the immediate expensing of the fair value of stock options granted during the quarter to participants who had already met the definition of retirement under the stock option plans. Stock option expense is included in advertising, marketing, selling and administrative expenses in the consolidated statements of earnings. The net balance sheet effect of recognizing stock option expense increased total stockholders’ equity by $1.1 million and $3.1 million in the first nine months of fiscal year 2007 and 2006, respectively, and resulted in the recognition of deferred tax assets of the same amount. The company’s consolidated statements of cash flows for the first nine months of fiscal year 2007 and 2006 reflect $8.7 million and $1.0 million, respectively, of excess tax benefits from employee stock option exercises as financing cash inflows from continuing operations in accordance with the provisions of SFAS No. 123 (R).

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Stock option activity under the company’s plans for the nine months ended June 30, 2007 is summarized as follows:

	Number of Options (in thousands)	Weighted Average Option Price
Outstanding at September 30, 2006	6,677	$36.86
Exercised	(444)	$32.35
Canceled	(26)	$42.83

Outstanding at November 16, 2006 (prior to the Separation)	6,207	$37.15
Converted to New Sally stock options*	(1,402)
Adjustment pursuant to the Separation**	7,009

Outstanding at November 16, 2006 (following the Separation)	11,814	$14.95
Granted	2,033	$20.41
Exercised	(3,934)	$13.72
Canceled	(79)	$19.63

Outstanding at June 30, 2007	9,834	$16.53

Exercisable at June 30, 2007	7,868	$15.56

*	As a result of the Separation, all outstanding stock options held by employees of Sally Holdings (other than Michael H. Renzulli) were converted into options to purchase shares of New Sally common stock. All other outstanding stock options were converted into options to purchase New Alberto-Culver common stock.
**	Following the completion of the Separation, all remaining outstanding stock options were adjusted by multiplying the number of options by a factor of approximately 2.46 and dividing the exercise price by the same factor. In accordance with SFAS No. 123 (R), no additional compensation expense related to the options resulted from these modifications.

As of June 30, 2007, the company had $5.9 million of unrecognized compensation costs related to stock options that are expected to be recorded over a weighted average period of 3.2 years.

On November 13, 2006, the company adopted a new restricted stock plan, pursuant to which the company is authorized to grant up to 2.5 million restricted shares of common stock to employees. As of June 30, 2007, approximately 2.2 million shares remain authorized for future issuance under the plan. The restricted shares under this plan meet the definition of “nonvested shares” in SFAS No. 123 (R). The restricted shares generally vest on a cumulative basis in four equal annual installments commencing two years after the date of grant. The total fair market value of restricted shares on the date of grant is amortized to expense on a straight-line basis over the vesting period.

The amortization expense related to restricted shares during the three months ended June 30, 2007 and 2006 was $265,000 and $341,000, respectively. The amortization expense related to restricted shares during the first nine months of fiscal year 2007 was $762,000, excluding the one-time charge related to the acceleration of vesting of all outstanding restricted shares in connection with the Separation. The amortization expense related to restricted shares during the first nine months of fiscal year 2006 was $1.0 million.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Restricted share activity under the plans is summarized as follows (shares in thousands):

	Number of Shares	Weighted Average Fair Value on Grant Date
Nonvested at September 30, 2006	118	$36.34
Vested in connection with the Separation	(118)	$36.34
Granted following the Separation	288	$20.43
Forfeited following the Separation	(13)	$20.31

Nonvested at June 30, 2007	275	$20.43

As of June 30, 2007, the company had $5.0 million of unearned compensation related to restricted shares that will be amortized to expense over a weighted average period of 4.4 years.

Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 107, “Share-Based Payment,” requires public companies to apply the rules of Accounting Series Release No. 268 (ASR 268), “Presentation in Financial Statements of Redeemable Preferred Stocks,” to stock options with contingent cash settlement provisions. ASR 268 requires securities with contingent cash settlement provisions which are not solely in the control of the issuer, without regard to probability of occurrence, to be classified outside of stockholders’ equity. The company’s stock option plans have a contingent cash settlement provision upon the occurrence of certain change in control events. While the company believes the possibility of occurrence of any such change in control event is remote, the contingent cash settlement of the stock options as a result of such event would not be solely in the control of the company. In accordance with ASR 268, the company has classified $10.6 million as “stock options subject to redemption” outside of stockholders’ equity on its consolidated balance sheet as of June 30, 2007. This amount represents the intrinsic value as of November 5, 2003 of currently outstanding stock options which were modified on that date as a result of the company’s conversion to one class of common stock. This amount will be reclassified into additional paid-in capital in future periods as the related stock options are exercised or canceled.

(7)	COMPREHENSIVE INCOME

Comprehensive income consists of net earnings, foreign currency translation adjustments and minimum pension liability adjustments as follows (in thousands):

	Three Months Ended June 30		Nine Months Ended June 30
	2007	2006	2007	2006
Net earnings	$25,096	30,524	41,774	139,478
Other comprehensive income adjustments:
Foreign currency translation during the period	8,070	16,985	11,474	13,099
Reclassification adjustment due to the recognition in net earnings of foreign currency translation loss in connection with the liquidation of a foreign legal entity	9	—	1,279	—
Minimum pension liability	—	—	(1,669)	—

Comprehensive income	$33,175	47,509	52,858	152,577

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

(8)	BUSINESS SEGMENT INFORMATION

Segment information for the three and nine months ended June 30, 2007 and 2006 is as follows (in thousands):

	Three Months Ended June 30		Nine Months Ended June 30
	2007	2006	2007	2006
Net sales:
Consumer Packaged Goods	$325,014	301,187	959,940	895,795
Cederroth International	60,488	58,859	164,467	156,338
Eliminations	—	(6,873)	(4,365)	(21,373)

	$385,502	353,173	1,120,042	1,030,760

Earnings from continuing operations before provision for income taxes:
Consumer Packaged Goods	$33,990	23,296	97,939	71,629
Cederroth International	1,118	4,359	2,730	6,671

Segment operating profit	35,108	27,655	100,669	78,300
Stock option expense (note 6)	(592)	(1,927)	(3,232)	(8,837)
Restructuring and other (note 3)	(1,550)	—	(33,553)	—
Interest income (expense), net	1,249	(1,031)	2,255	(3,573)

	$34,215	24,697	66,139	65,890

Prior to the Separation, for reporting purposes the Consumer Packaged Goods and Cederroth International business segments were aggregated into the Global Consumer Products reportable segment. Prior year information has been reclassified to conform to the new segment presentation.

(9)	GOODWILL AND TRADE NAMES

The change in the carrying amount of goodwill by operating segment for the nine months ended June 30, 2007 is as follows (in thousands):

	Consumer Packaged Goods	Cederroth International	Total
Balance as of September 30, 2006	$145,582	58,309	203,891
Additions, net of purchase price adjustments	5,985	—	5,985
Foreign currency translation	747	(682)	65

Balance as of June 30, 2007	$152,314	57,627	209,941

The increase for Consumer Packaged Goods was attributable to the accrual of additional consideration related to the acquisition of Nexxus Products Company (Nexxus).

Indefinite-lived trade names by operating segment at June 30, 2007 and September 30, 2006 were as follows (in thousands):

	June 30, 2007	September 30, 2006
Consumer Packaged Goods	$74,833	74,820
Cederroth International	35,103	32,692

	$109,936	107,512

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

(10)	LONG-TERM DEBT

Long-term debt at June 30, 2007 and September 30, 2006 consists of the following (in thousands):

	June 30, 2007	September 30, 2006
6.375% debentures due June, 2028	$120,000	120,000
Other	2,935	2,286

	122,935	122,286
Less: Amounts classified as current	120,866	585

	$2,069	121,701

The company has $120 million of 6.375% debentures outstanding due June 15, 2028. The company has the option to redeem the debentures at any time, in whole or in part, at a price equal to 100% of the principal amount plus accrued interest and, if applicable, a make-whole premium. In addition, the debentures are subject to repayment, in whole or in part, on June 15, 2008 at the option of the holders. In accordance with SFAS No. 78, “Classification of Obligations That Are Callable by the Creditor – an amendment of ARB No. 43, Chapter 3A,” the $120 million has been reclassified from long-term debt to a current liability on the company’s June 30, 2007 consolidated balance sheet. If the holders do not demand repayment of the debentures on June 15, 2008, the $120 million will be reclassified back to long-term debt on the company’s June 30, 2008 consolidated balance sheet.

(11)	ACQUISITIONS

On May 18, 2005, the company acquired substantially all the assets of Nexxus. The total amount paid for the acquisition in fiscal year 2005 was $46.5 million. In accordance with the purchase agreement, additional consideration of up to $55.0 million may be paid over the ten years following the closing of the acquisition based on a percentage of sales of Nexxus branded products. Such additional consideration will be accrued in the period the company becomes obligated to pay the amounts and will increase the amount of goodwill resulting from the acquisition. In September, 2006, the company paid $4.6 million of additional consideration covering the one year period from July 1, 2005 to June 30, 2006. At June 30, 2007, the company owed $6.3 million of additional consideration which is expected to be paid in the fourth quarter of fiscal year 2007. Goodwill of $38.6 million, a trade name of $12.6 million and other intangible assets of $2.0 million have been recorded as a result of the acquisition and are expected to be deductible for tax purposes. The acquisition was accounted for using the purchase method and, accordingly, the results of operations of Nexxus have been included in the consolidated financial statements from the date of acquisition. Nexxus is included in the company’s Consumer Packaged Goods segment.

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

In September, 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the quantification of financial statement misstatements in order to eliminate the diversity in practice that currently exists among public companies. SAB No. 108 is required to be applied to annual financial statements for the first fiscal year ending after November 15, 2006. Accordingly, the company will comply with the provisions of SAB No. 108, as applicable, during the fourth quarter of fiscal year 2007. The application of SAB No. 108 is not expected to have a material effect on the company’s consolidated financial statements.

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

In connection with the Separation and the Regis transaction, the company incurred transaction expenses, primarily the termination fee paid to Regis and legal and investment banking fees, from the fourth quarter of fiscal year 2005 through the closing of the Separation in the first quarter of fiscal year 2007. These costs were expensed in the periods incurred and are included in discontinued operations. The total amount of transaction expenses, including the termination fee, was $78.9 million ($57.0 million after taxes). Approximately $18.7 million and $56.6 million of that amount were expensed by the company in the first nine months of fiscal year 2007 and 2006, respectively. All expenses incurred related to the Regis transaction, including the termination fee, are expected to be deductible for income tax purposes, while most expenses related to the Separation are not expected to be deductible for income tax purposes.

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

The company has treated the Separation as though it constitutes a change in control for purposes of the company’s stock option and restricted stock plans. As a result, in accordance with the terms of these plans, all outstanding stock options and restricted shares of the company became fully vested upon completion of the Separation on November 16, 2006. Included in discontinued operations in the first nine months of fiscal year 2007 is a $5.3 million charge which reflects the amount of future compensation expense that would have been recognized in subsequent periods as the stock options and restricted shares for Sally Holdings employees vested over the original vesting periods.

In connection with the Separation, Michael H. Renzulli, the former Chairman of Sally Holdings, terminated his employment with the company and received certain contractual benefits totaling $4.0 million, which is included in discontinued operations in the first nine months of fiscal year 2007.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

NON-GAAP FINANCIAL MEASURES

The company’s financial results in the third quarter and first nine months of fiscal year 2007 were affected by restructuring and other transaction-related expenses. In the first quarter of fiscal year 2007, the company committed to a plan to terminate employees as part of a reorganization following the completion of the Separation and announced that it expects to close its manufacturing facility in Dallas, Texas. All costs incurred related to this plan, as well as certain other charges recorded in connection with the closing of the Separation, are classified as “restructuring and other” on the consolidated statement of operations. These expenses relate to a reorganization plan implemented by the company and a specific transaction rather than the normal ongoing operations of the company’s businesses and had no effect on the operating profits of the company’s business segments.

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

RESTRUCTURING AND OTHER

Restructuring and other expenses during the three and nine months ended June 30, 2007 consist of the following (in thousands):

	Three months ended June 30, 2007	Nine months ended June 30, 2007
Severance and other exit costs	$1,541	16,082
Charges related to the acceleration of vesting of stock options and restricted shares in connection with the Separation	—	12,198
Contractual termination benefits for the former President and Chief Executive Officer in connection with the Separation	—	9,888
Recognition of foreign currency translation loss in connection with the liquidation of a foreign legal entity	9	1,279
Gain on sale of assets	—	(5,894)

	$1,550	33,553

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Severance and Other Exit Costs

On November 27, 2006, the company committed to a plan to terminate employees as part of a reorganization following the Separation. In connection with this reorganization plan, on December 1, 2006 the company announced that it expects to close its manufacturing facility in Dallas, Texas. The company’s worldwide workforce is being reduced by approximately 100 employees as a result of the reorganization plan. The changes primarily affect corporate functions or the Consumer Packaged Goods business segment. The company expects to record additional pre-tax restructuring charges of approximately $1.0 million during the fourth quarter of fiscal year 2007 and approximately $2.1 million during the first half of fiscal year 2008 related to this plan. These amounts exclude the effect of the sale of the manufacturing facility in Dallas, Texas. Cash payments related to this plan are expected to be substantially completed by the end of the second quarter of fiscal year 2008.

The following table reflects the activity related to the restructuring plan during the nine months ended June 30, 2007 (in thousands):

	Initial Charges	Cash Payments & Other Settlements	Liability at June 30, 2007
Severance	$14,858	(6,693)	8,165
Contract termination costs	229	(213)	16
Other	995	(965)	30

	$16,082	(7,871)	8,211

Acceleration of Vesting of Stock Options and Restricted Shares

As previously discussed, the company has treated the Separation as though it constitutes a change in control for purposes of the company’s stock option and restricted stock plans. As a result, in accordance with the terms of these plans, all outstanding stock options and restricted shares of the company became fully vested upon completion of the Separation on November 16, 2006. The $12.2 million charge recorded by the company in the first nine months of fiscal year 2007 is equal to the amount of future compensation expense that would have been recognized in subsequent periods as the stock options and restricted shares vested over the original vesting periods.

Contractual Termination Benefits

In connection with the Separation, Howard B. Bernick, the former President and Chief Executive Officer of the company, terminated his employment with the company and received certain contractual benefits primarily consisting of a lump sum cash payment of $9.7 million plus applicable employer payroll taxes.

Foreign Currency Translation Loss

In the second quarter of fiscal year 2007, the company substantially completed the liquidation of a foreign legal entity in connection with its reorganization plan and, as a result, recognized in restructuring and other expenses the accumulated foreign currency translation loss related to the entity of $1.3 million during the first nine months of fiscal year 2007.

Gain on Sale of Assets – Including Related Party Transactions

On December 21, 2006, the company entered into an agreement with 18000 LLC, a limited liability company controlled by Howard B. Bernick, NJI Sales, Inc., NetJets International, Inc. and NetJets Services, Inc. to assign 50% of the company’s 1/8th interest in a fractional-ownership airplane to 18000 LLC in exchange for $1.2 million. Mr. Bernick, a former director and the former President and Chief Executive Officer of the company, was the husband of Carol L. Bernick, Chairman of the Board of Directors of the company. The company recognized a pre-tax gain of $386,000 as a result of the sale, which closed on December 22, 2006. This transaction was approved by the audit committee of the board of directors of the company, consisting solely of independent directors.

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

Each of these gains was recorded as an offset to the restructuring and other charges in the first nine months of fiscal year 2007.

Expected Savings

As a result of the reorganization plan and other restructuring activities, the company expects to recognize cost savings of at least $16.0 million on an annualized basis, with a minimum of $4.0 million affecting the fourth quarter of fiscal year 2007. Primarily all cost savings amounts will affect the advertising, marketing, selling and administrative expenses line item on the consolidated statement of earnings. These savings will partially offset certain corporate costs that were previously unallocated and certain other expenses that were previously allocated to the discontinued Sally Holdings business.

RESULTS OF OPERATIONS

Comparison of the Quarters Ended June 30, 2007 and 2006

The company recorded third quarter net sales of $385.5 million in fiscal year 2007, up $32.3 million or 9.2% over the comparable period of the prior year. The effect of foreign exchange rates increased sales by 3.0% in the third quarter of fiscal year 2007. Organic sales, which exclude the effects of foreign exchange rates, grew 6.2% during the third quarter of fiscal year 2007. Organic sales growth for the third quarter of fiscal year 2007 includes the effect of net sales to Sally Holdings during the quarter (2.1%). In the comparable period of fiscal year 2006, all transactions with Sally Holdings were considered intercompany sales and the elimination of these intercompany sales is classified as part of continuing operations.

Earnings from continuing operations were $24.2 million for the three months ended June 30, 2007 versus $20.4 million for the same period of the prior year. Basic earnings per share from continuing operations were 25 cents in the third quarter of fiscal year 2007 versus 22 cents in the same period of fiscal year 2006. Diluted earnings per share from continuing operations for the current quarter increased to 24 cents from 22 cents in the same period of the prior year. Restructuring and other expenses reduced earnings from continuing operations by $1.0 million and basic and diluted earnings per share from continuing operations by 1 cent in the third quarter of fiscal year 2007.

Excluding restructuring and other expenses, earnings from continuing operations were $25.2 million for the three months ended June 30, 2007 or 23.4% higher than earnings from continuing operations of $20.4 million in the third quarter of fiscal year 2006. Basic earnings per share from continuing operations excluding restructuring and other expenses were 26 cents in the third quarter of fiscal year 2007, which was four cents or 18.2% higher than the same period of fiscal year 2006. Diluted earnings per share from continuing operations excluding restructuring and other expenses increased 13.6% to 25 cents from 22 cents in the comparative period in the prior year.

Sales of Consumer Packaged Goods in the third quarter of fiscal year 2007 increased 7.9% to $325.0 million from $301.2 million in fiscal year 2006. The third quarter increase was primarily due to higher sales of TRESemmé shampoos, conditioners and styling products (9.7%), principally in the U.S. and Latin America, and effect of foreign exchange rates (2.0%). These increases were partially offset by lower sales for the Pro-Line business (1.6%) and lower sales for Alberto VO5 hair care products (1.3%).

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Sales of Cederroth International increased to $60.5 million in the third quarter of fiscal year 2007 compared to $58.9 million for the prior year period. The sales increase of 2.8% for the quarter was primarily attributable to the positive effect of foreign exchange rates (7.5%) and higher sales for the Soraya skin care business in Poland (3.8%). These increases were partially offset by a sales reduction in Sweden (6.2%), which was primarily due to the decisions to terminate a distribution relationship and to discontinue the contract manufacturing of private label adhesive bandages for a specific customer due to low margins.

Gross profit increased $14.1 million or 7.5% for the third quarter of fiscal year 2007 versus the comparable quarter in fiscal year 2006. Gross profit, as a percentage of net sales, was 52.3% during the third quarter of fiscal year 2007 compared to 53.1% for continuing operations in the prior year period. The gross profit margin for continuing operations in the third quarter of fiscal year 2006 was higher than the gross profit margin for the stand-alone consumer products business due to the impact of the accounting for intercompany transactions with Sally Holdings (1.0%). After the Separation, Sally Holdings is a third-party customer of the company and transactions with Sally Holdings are no longer eliminated.

Compared to the prior year, advertising, marketing, selling and administrative expenses in fiscal year 2007 increased $5.3 million or 3.3% for the third quarter. The increase for the quarter is primarily a result of higher expenditures for advertising and marketing (2.4%) and higher selling costs primarily due to the growth of the business (1.0%). These costs increases were partially offset by decreased stock option expense (0.8%) and cost savings realized as a result of the company’s reorganization plan and other restructuring activities. Stock option expense included in advertising, marketing, selling and administrative expenses was substantially lower in the third quarter of fiscal year 2007 compared to the same period in fiscal year 2006 as the expense associated with prior year stock option grants was accelerated as of the closing of the Separation and recorded as a component of “restructuring and other.”

Advertising and marketing expenditures were $73.7 million in the third quarter of fiscal year 2007, an increase of 5.5% from $69.9 million in the prior year. The increase was primarily due to higher advertising and marketing expenditures for TRESemmé (10.5%) and St. Ives (4.3%), along with the effect of foreign exchange rates. These increases were partially offset by lower spending for Nexxus (8.7%) and Alberto V05 (3.3%).

The company recorded net interest income of $1.2 million in the third quarter of fiscal year 2007 versus net interest expense of $1.0 million for the third quarter of the prior year. Interest expense was $2.2 million in the third quarters of both fiscal year 2007 and 2006. Interest income was $3.5 million in the third quarter of fiscal year 2007 compared to $1.2 million for the third quarter of the prior year. The increase in interest income was primarily due to higher interest rates and higher cash and short-term investment balances in the current year.

The provision for income taxes as a percentage of earnings from continuing operations before income taxes was 29.4% for the third quarter of fiscal year 2007 as compared to 17.2% for the third quarter of fiscal year 2006. The effective tax rate for the third quarter of fiscal year 2007 reflects a benefit from changes in certain estimates related to the 2006 tax provision. The effective rate for the third quarter of fiscal year 2006 was significantly lower than fiscal year 2007 due to the favorable resolutions of certain tax audits, a reduction in an income tax accrual for certain foreign entities following the expiration of the statute of limitations and the expected utilization of additional foreign tax credits.

Comparison of the Nine Months Ended June 30, 2007 and 2006

For the nine months ended June 30, 2007, net sales increased $89.3 million to $1.1 billion, representing an 8.7% increase compared to last year’s nine-month period. The effect of foreign exchange rates increased sales in the first nine months of fiscal year 2007 by 2.7%. Organic sales, which exclude the effects of foreign exchange rates, grew 6.0% during the first nine months of fiscal year 2007. Organic sales growth for the first nine months of fiscal year 2007 includes the effect of net sales related to the launch of Nexxus into retail channels in the U.S. In addition, organic sales growth for the first nine months of fiscal year 2007 includes the effect of net sales to Sally Holdings after the November 16, 2006 closing of the Separation (1.8%). In the first nine months of fiscal year 2006, all transactions with Sally Holdings were considered intercompany sales and the elimination of these intercompany sales is classified as part of continuing operations.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Earnings from continuing operations for the nine months ended June 30, 2007 were $45.9 million versus $49.6 million in the prior year. Basic earnings per share from continuing operations were 48 cents in the first nine months of fiscal year 2007 versus 54 cents in the same period of fiscal year 2006. Diluted earnings per share from continuing operations were 47 cents for the first nine months of fiscal year 2007 compared to 53 cents in the prior year. In the first nine months of fiscal year 2007, restructuring and other expenses reduced earnings from continuing operations by $22.4 million, basic earnings per share from continuing operations by 24 cents and diluted earnings per share from continuing operations by 23 cents.

Excluding restructuring and other expenses, earnings from continuing operations were $68.3 million for the nine months ended June 30, 2007 or 37.8% higher than the prior year amount of $49.6 million. Basic earnings per share from continuing operations were 72 cents in the first nine months of fiscal year 2007, which was 18 cents or 33.3% higher than the same period of fiscal year 2006. Diluted earnings per share from continuing operations excluding restructuring and other expenses increased 32.1% to 70 cents from 53 cents in the same period of the prior year.

Sales of Consumer Packaged Goods in the first nine months of fiscal year 2007 increased 7.2% to $959.9 million from $895.8 million in fiscal year 2006. The first nine months increase was primarily due to higher sales of TRESemmé shampoos, conditioners and styling products (6.8%), principally in the U.S. and Latin America, and effect of foreign exchange rates (1.5%). In addition, sales increased for the custom label filling operations (1.1%). These increases were partially offset by decreased sales for Alberto VO5 hair care products (1.4%) and lower sales for the Pro-Line business (1.1%).

Sales of Cederroth International increased to $164.5 million for the first nine months of fiscal year 2007 compared to $156.3 million for the prior year period. This sales increase of 5.2% was primarily attributable to the positive effect of foreign exchange rates (8.8%) and higher sales for the Soraya skin care business in Poland (3.5%). These increases were partially offset by a sales reduction in Sweden (6.3%), which was primarily due to the decisions to terminate a distribution relationship and to discontinue the contract manufacturing of private label adhesive bandages for a specific customer due to low margins.

Gross profit increased $34.1 million or 6.2% for the first nine months of fiscal year 2007 versus the comparable period in fiscal year 2006. Gross profit, as a percentage of net sales, was 52.0% for the first nine months of fiscal year 2007 compared to 53.2% for the first nine months of the prior year. The gross profit margin for continuing operations in the first nine months of fiscal year 2006 was higher than the gross profit margin for the stand-alone consumer products business due to the impact of the accounting for intercompany transactions with Sally Holdings (0.9%). After the Separation, Sally Holdings is a third-party customer of the company and transactions with Sally Holdings are no longer eliminated. In addition, the gross profit margin in fiscal year 2007 was negatively affected by costs resulting from new product and packaging initiatives and other inventory and plant related costs.

Advertising, marketing, selling and administrative expenses in the first nine months of fiscal year 2007 increased $6.1 million or 1.3%. The increase was driven by higher selling expenses primarily due to the growth of the business (1.0%) and higher expenditures for advertising and marketing (0.8%). These increases were partially offset by lower stock option expense (1.2%) and cost savings realized as a result of the company’s reorganization plan and other restructuring activities. Stock option expense included in advertising, marketing, selling and administrative expenses was substantially lower in the first nine months of fiscal year 2007 compared to the same period in fiscal year 2006 as the expense associated with prior year stock option grants was accelerated as of the closing of the Separation and recorded as a component of “restructuring and other.”

Advertising and marketing expenditures were $207.1 million for the first nine months of fiscal year 2007 compared to $203.4 million for the first nine months of fiscal year 2006. The 1.8% increase is primarily due to higher advertising and marketing expenditures for TRESemmé (7.1%) and St. Ives (2.9%) and the effect of foreign exchange rates. These increases were partially offset by lower advertising and marketing expenditures for Alberto V05 (5.1%) and Nexxus (4.7%).

The company recorded net interest income of $2.3 million for the first nine months of fiscal year 2007 versus net interest expense of $3.6 million for the first nine months of the prior year. Interest expense was $6.5 million for the first nine months of fiscal year 2007 and $6.8 million for the first nine months of fiscal year 2006. Interest income was $8.8 million for the first nine months of fiscal year 2007 compared to $3.2 million for the comparable period in the prior year. The increase in interest income was primarily due to higher interest rates and higher cash and short-term investment balances in the current year.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

The provision for income taxes as a percentage of earnings from continuing operations before income taxes was 30.6% for the first nine months of fiscal year 2007 as compared to 24.7% for the first nine months of fiscal year 2006. The effective tax rate for the first nine months of fiscal year 2007 reflects a benefit from changes in certain estimates related to the 2006 tax provision. The effective rate for the first nine months of fiscal year 2006 was significantly lower than fiscal year 2007 due to the favorable resolutions of certain tax audits, a reduction in an income tax accrual for certain foreign entities following the expiration of the statute of limitations and the expected utilization of additional foreign tax credits. In addition, the provision for income taxes and the effective rate for fiscal year 2007 were affected by the varying tax rates in the jurisdictions in which the company’s restructuring charges were recorded.

FINANCIAL CONDITION

June 30, 2007 versus September 30, 2006

Working capital at June 30, 2007 was $418.3 million, an increase of $35.6 million from working capital of $382.7 million at September 30, 2006, excluding current assets and liabilities of discontinued operations. The increase in working capital was primarily generated from operations, cash received from exercises of employee stock options and cash proceeds from the sales of the corporate airplane and the company’s 1/8th interest in a fractional-ownership NetJets airplane, partially offset by an increase in the current portion of long-term debt due to the reclassification of the company’s $120 million of debentures from long-term debt to a current liability (see the “Liquidity and Capital Resources” section of MD&A), as well as cash outlays for capital expenditures and cash dividends. The June 30, 2007 ratio of current assets to current liabilities of 2.07 to 1.00 decreased from last year’s ratio of 2.38 to 1.00, primarily due to the $120 million debt reclassification.

Cash, cash equivalents and short-term investments increased $131.5 million to $329.9 million during the first nine months of fiscal year 2007 primarily due to cash flows provided by operating activities ($51.1 million), cash received from exercises of employee stock options ($68.3 million) and cash received in connection with the sales of the corporate airplane and the company’s 1/8th interest in a fractional-ownership NetJets airplane ($27.4 million), partially offset by cash outlays for capital expenditures ($29.4 million) and dividends ($10.7 million).

Inventories increased $14.0 million during the first nine months of fiscal year 2007 to $199.2 million, principally due to a build-up of inventory to support product launches (mainly TRESemmé in Mexico), promotions and forecasted sales growth, as well as the effect of foreign exchange rates.

Net property, plant and equipment decreased $8.8 million during the first nine months of fiscal year 2007 to $202.5 million at June 30, 2007. The decrease resulted primarily from the sales of the corporate airplane and the company’s 1/8th interest in a fractional-ownership NetJets airplane, as well as depreciation during the nine-month period, partially offset by capital expenditures related to the company’s new manufacturing facility in Jonesboro, AR and other office facility and warehouse expansions, as well as the effect of foreign exchange rates.

Goodwill increased $6.1 million during the first nine months of fiscal year 2007 mainly due to additional purchase price recorded related to the Nexxus acquisition.

Other assets increased $17.1 million or 25.9% during the first nine months of fiscal year 2007 to $83.0 million, principally due to the reclassification of deferred tax assets following the elimination of significant deferred tax liabilities since September 30, 2006 (see below for further discussion of the deferred tax liability changes). These deferred tax assets were previously netted against the company’s long-term deferred tax liability on the consolidated balance sheet.

The $120.3 million increase in the current portion of long-term debt during the first nine months of fiscal year 2007, as well as the $119.6 million decrease in long-term debt, resulted primarily from the reclassification of the company’s $120 million of 6.375% debentures from long-term debt to a current liability (see the “Liquidity and Capital Resources” section of MD&A).

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Deferred income taxes and accrued income taxes decreased $6.6 million during the first nine months of fiscal year 2007. In the second quarter of fiscal year 2007, significant deferred tax liabilities became currently payable and were subsequently paid in connection with the sale of the corporate airplane and as a result of the recognition of a gain for income tax purposes in connection with the Separation related to a deferred intercompany transaction between the company and one of its affiliates. These decreases resulted in the need to reclassify the remaining net long-term deferred tax assets to other assets in accordance with tax accounting requirements. These deferred tax assets were previously netted against the company’s long-term deferred tax liability on the consolidated balance sheet. In addition, the tax-related liabilities were also affected by the company’s earnings from continuing operations in the first nine months of fiscal year 2007 and the timing of tax payments.

Stock options subject to redemption of $10.6 million as of June 30, 2007 represent the intrinsic value as of November 5, 2003 of currently outstanding stock options which were modified on that date as a result of the company’s conversion to one class of common stock. This amount has been classified outside of stockholders’ equity because the company’s stock option plans contain a contingent cash settlement provision upon the occurrence of certain change in control events which are not solely in the control of the company. While the company believes the possibility of occurrence of any such change in control event is remote, this classification is required because the company does not have sole control over such events. The $18.5 million decrease in stock options subject to redemption compared to September 30, 2006 was primarily due to the exercise of the related employee stock options during the period and the conversion of options to New Sally in connection with the Separation. The remaining amount will be reclassified into additional paid-in capital in future periods as the related stock options are exercised or canceled.

Common stock decreased from $21.7 million at September 30, 2006 to $979,000 at June 30, 2007, primarily as a result of the change in the par value on the company’s common stock from 22 cents per share to one cent per share in connection with the Separation.

Additional paid-in capital increased $35.4 million to $376.0 million at June 30, 2007 as a result of paid-in capital recorded for stock option expense and restricted shares (including the charges recorded for the accelerated vesting in connection with the Separation), the issuance of common stock related to the exercise of stock options and other employee incentive plans, the change in par value of common stock as discussed in the preceding paragraph and the reclassification of $18.5 million from stock options subject to redemption back into additional paid-in capital as discussed above, partially offset by the retirement of treasury stock in connection with the Separation (as discussed further below).

Retained earnings decreased from $1.5 billion at September 30, 2006 to $553.2 million at June 30, 2007 due to the effect of the Separation and the payment of $10.7 million of cash dividends, partially offset by net earnings for the first nine months of fiscal year 2007.

Accumulated other comprehensive loss was $3.0 million at June 30, 2007 compared to accumulated other comprehensive income of $3.0 million at September 30, 2006. This change was primarily a result of the Separation. Excluding the effect of the Separation, the balance changed $11.1 million in the first nine months of fiscal year 2007 due to the recognition of $1.3 million of foreign currency translation loss as part of restructuring and other expenses in connection with the liquidation of a foreign legal entity and the strengthening of certain foreign currencies versus the U.S. dollar, particularly the Swedish krona, British pound and Australian dollar. These changes were partially offset by a $1.7 million adjustment related to the company’s minimum pension liability.

The treasury stock balance of $102.7 million at September 30, 2006 was reduced to zero at June 30, 2007. All shares held in treasury were effectively retired at November 16, 2006 because they did not convert from Old Alberto-Culver shares to New Alberto-Culver shares as part of the closing of the Separation.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Cash Provided by Operating Activities – Net cash provided by operating activities was $51.1 million and $44.0 million for the first nine months of fiscal year 2007 and 2006, respectively. Cash flows from operating activities increased in 2007 due to a significant reduction in amounts paid for overall working capital. This improvement was partially offset by the payment of $9.7 million to the former President and Chief Executive Officer of the company in connection with the Separation and other cash payments in connection with the company’s restructuring plan, primarily related to severance, as well as the payment of significant income tax obligations in connection with the sale of the corporate airplane.

Cash Used by Investing Activities – Net cash used by investing activities was $152.4 million and $33.0 million for the first nine months of fiscal year 2007 and 2006, respectively. Capital expenditures were $29.4 million in the first nine months of fiscal year 2007, which included $5.9 million related to the company’s new manufacturing facility in Jonesboro, AR, compared to $39.7 million in the same period of the prior year, which included $14.1 million of expenditures related to a new Midwest warehouse. Proceeds from disposals of assets in the first nine months of fiscal year 2007 includes $27.4 million related to the sales of the corporate airplane and the company’s 1/8th interest in a fractional-ownership NetJets airplane. Net cash used by investing activities also included net purchases of short-term investments of $150.4 million in fiscal year 2007.

Cash Provided (Used) by Financing Activities – Net cash provided by financing activities was $62.1 million in the first nine months of fiscal year 2007, primarily driven by proceeds from the exercise of employee stock options of $68.3 million, partially offset by cash dividends paid of $10.7 million. Net cash used by financing activities was $9.2 million in the first nine months of fiscal year 2006, principally due to cash dividends paid of $33.3 million, partially offset by proceeds from the exercise of employee stock options of $21.6 million. Net cash used by financing activities was also affected by changes in the book cash overdraft balance in each period.

In connection with the Separation, the company’s shareholders received a $25.00 per share special cash dividend for each share of common stock owned as of November 16, 2006. In addition to the special cash dividend, the company paid cash dividends on common stock of $.055 per share and $.11 per share in the third quarter and first nine months of fiscal year 2007, respectively. Cash dividends paid on common stock were $.13 per share and $.36 per share in the third quarter and first nine months of fiscal year 2006, respectively.

The company anticipates that cash flows from operations and available credit will be sufficient to fund operating requirements in future years. During the fourth quarter of fiscal year 2007, the company expects that cash will continue to be used for capital expenditures, new product development, market expansion, dividend payments, payments related to the restructuring and, if applicable, acquisitions. The company may also purchase shares of its common stock depending on market conditions and subject to certain restrictions related to the New Alberto-Culver share distribution in connection with the Separation.

On November 12, 2006, the board of directors authorized the company to purchase up to 5 million shares of common stock. This new authorization replaced the previous authorization to purchase Old Alberto-Culver common stock. No shares have been purchased under the authorization as of June 30, 2007.

The company has obtained long-term financing as needed to fund acquisitions and other growth opportunities. Funds also may be obtained prior to their actual need in order to take advantage of opportunities in the debt markets. The company has a $300 million revolving credit facility which had no borrowings outstanding at June 30, 2007 or September 30, 2006. The facility may be drawn in U.S. dollars or certain foreign currencies. Under debt covenants, the company has sufficient flexibility to incur additional borrowings as needed. On November 13, 2006, the company amended the revolving credit facility to include a waiver for all covenants that may have been violated as a result of the Separation and extended the facility to November 13, 2011. The amended facility includes a new covenant that limits the company’s ability to purchase its common stock or pay dividends if the cumulative stock repurchases plus cash dividends exceeds $250 million plus 50% of “consolidated net income” (as defined in the credit agreement) commencing January 1, 2007.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

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

The company’s $120 million of 6.375% debentures are due June 15, 2028. The company has the option to redeem the debentures at any time, in whole or in part, at a price equal to 100% of the principal amount plus accrued interest and, if applicable, a make-whole premium. In addition, the debentures are subject to repayment, in whole or in part, on June 15, 2008 at the option of the holders. In accordance with SFAS No. 78, “Classification of Obligations That Are Callable by the Creditor – an amendment of ARB No. 43, Chapter 3A,” the $120 million has been reclassified from long-term debt to a current liability on the company’s June 30, 2007 consolidated balance sheet. If the holders do not demand repayment of the debentures on June 15, 2008, the $120 million will be reclassified back to long-term debt on the company’s June 30, 2008 consolidated balance sheet.

The company is in compliance with the covenants and other requirements of its revolving credit agreement and 6.375% debentures. Additionally, the revolving credit agreement and the 6.375% debentures do not include credit rating triggers or subjective clauses that would accelerate maturity dates.

The company’s primary contractual cash obligations are long-term debt and operating leases. The following table is a summary of contractual cash obligations and commitments outstanding by future payment dates at June 30, 2007:

	Payments Due by Period
(In thousands)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt, including capital lease and interest obligations (1)	$128,057	1,208	399	868	130,532
Operating leases (2)	9,546	11,386	8,325	1,481	30,738
Other long-term obligations (3)	18,367	4,394	2,302	18,358	43,421

Total	$155,970	16,988	11,026	20,707	204,691

(1)	The company’s $120.0 million of 6.375% debentures are due in June, 2028, but are subject to repayment, at the option of the holders, in June, 2008. In the above table, the timing of the principal and interest payments on the $120.0 million debentures assumes the holders will require repayment of the debentures in June, 2008.
(2)	In accordance with GAAP, these obligations are not reflected in the accompanying consolidated balance sheets.
(3)	Other long-term obligations principally represent commitments under various acquisition related agreements including non-compete, consulting and severance agreements and deferred compensation arrangements, as well as commitments under the restructuring plan. These obligations are included in accrued expenses and other liabilities in the accompanying consolidated balance sheets. The above amounts do not include additional consideration of up to $44.1 million that may be paid over the next eight years based on a percentage of sales of Nexxus branded products in accordance with the Nexxus purchase agreement.

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

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

In September, 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on the quantification of financial statement misstatements in order to eliminate the diversity in practice that currently exists among public companies. SAB No. 108 is required to be applied to annual financial statements for the first fiscal year ending after November 15, 2006. Accordingly, the company will comply with the provisions of SAB No. 108, as applicable, during the fourth quarter of fiscal year 2007. The application of SAB No. 108 is not expected to have a material effect on the company’s consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

The company’s significant accounting policies are described in note 2 of the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2006. A discussion of critical accounting policies is included in MD&A in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006. There were no significant changes in the company’s critical accounting policies during the nine months ended June 30, 2007.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

Reconciliations of non-GAAP financial measures to their most directly comparable financial measures under GAAP for the three and nine months ended June 30, 2007 and 2006 are as follows (in thousands, except per share data):

	Three Months Ended June 30		Nine Months Ended June 30
	2007	2006	2007	2006
Earnings from continuing operations (net of income taxes), as reported	$24,166	20,446	45,930	49,606
Restructuring and other expenses, net of income taxes	1,062	—	22,403	—

Earnings from continuing operations (net of income taxes), excluding restructuring and other expenses	$25,228	20,446	68,333	49,606

Basic earnings per share from continuing operations, as reported	$.25	.22	.48	.54
Restructuring and other expenses, net of income taxes	.01	—	.24	—

Basic earnings per share from continuing operations, excluding restructuring and other expenses	$.26	.22	.72	.54

Diluted earnings per share from continuing operations, as reported	$.24	.22	.47	.53
Restructuring and other expenses, net of income taxes	.01	—	.23	—

Diluted earnings per share from continuing operations, excluding restructuring and other expenses	$.25	.22	.70	.53

	Three Months Ended June 30		Nine Months Ended June 30
	2007	2006	2007	2006
Net sales growth, as reported	9.2%	9.6%	8.7%	9.4%
Effect of foreign exchange	(3.0)	—	(2.7)	1.6
Effect of acquisitions	—	(0.9)	—	(1.2)
Effect of divestiture	—	0.1	—	0.5

Organic sales growth	6.2%	8.8%	6.0%	10.3%

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

FORWARD—LOOKING STATEMENTS

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the company’s market risk during the nine months ended June 30, 2007.

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

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

PART II

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 12, 2006, the board of directors authorized the company to purchase up to 5 million shares of common stock. This new authorization replaced the previous authorization to purchase Old Alberto-Culver common stock. No shares have been purchased under the authorization as of June 30, 2007.

During the three months ended June 30, 2007, the company acquired 3,250 shares of common stock that were surrendered by employees in connection with the exercise of stock options.

The following table summarizes information with respect to the above referenced purchases made by or on behalf of the company of shares of its common stock during the three months ended June 30, 2007:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2007	—	—	—	5,000,000
May 1 – 31, 2007	3,250	$24.28	—	5,000,000
June 1 – 30, 2007	—	—	—	5,000,000

Total	3,250		—

ITEM 6. EXHIBITS

31(a)	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

31(b)	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

August 8, 2007