Form 10-K
period 2007-09-30
Alberto-Culver CO
filed 2007-11-28
CIK 1368457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED:

SEPTEMBER 30, 2007

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

Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates (assuming for this purpose only that all directors and executive officers are affiliates) on March 31, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was $1.93 billion.

At October 31, 2007, there were 98,218,906 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s proxy statement for its annual meeting of stockholders on January 24, 2008, to be filed with the SEC in December, 2007, are incorporated by reference into Parts II and III of this report as specifically described herein.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated by reference herein include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on management’s current expectations and assessments of risks and uncertainties and reflect various assumptions concerning anticipated results, which may or may not prove to be correct. Some of the factors that could cause actual results to differ materially from estimates or projections contained in such forward-looking statements include: the pattern of brand sales; competition within the relevant product markets; loss of one or more key customers; loss of one or more key employees; inability of efficiency initiatives to improve the company’s margins; risks inherent in expanding in existing geographic locations and entering new geographic locations; risks inherent in acquisitions, divestitures and strategic alliances; adverse changes in currency exchange rates; increases in costs of raw materials and inflation rates; events that negatively affect the intended tax free nature of the distribution of shares of Alberto-Culver Company in connection with the separation of the consumer products business from the beauty supply distribution business on November 16, 2006; the effects of a prolonged United States or global economic downturn or recession; changes in costs; the costs and effects of unanticipated legal or administrative proceedings; the risk that the expected cost savings related to the reorganizations and restructurings may not be realized; health epidemics; adverse weather conditions; loss of distributorship rights; sales by unauthorized distributors in the company’s exclusive markets; and variations in political, economic or other factors such as interest rates, tax changes, legal and regulatory changes or other external factors over which the company has no control. Alberto-Culver Company has no obligation to update any forward-looking statement in this Annual Report on Form 10-K or any incorporated document.

TRADEMARKS

The following trademarks owned by Alberto-Culver Company or its subsidiaries appear in this report: Alberto Balsam, Alberto European, Alberto Get Set, Alberto VO5, Andrew Collinge, Antiall, Bliw, Cederroth, Comb-Thru, Consort, Date, Family Fresh, Farmaco, FDS, Folicure, Grumme Tvattsapa, HTH, Just For Me, Kleen Guard, L300, Longovital, Molly McButter, Motions, Mrs. Dash, Nexxus, Pharbio, Salve, Samarin, Savett, Seltin, Soft & Beautiful, Soraya, Static Guard, St. Ives, Sugar Twin, Suketter, TCB, Topz, TRESemmé, Veritas, and VO5.

PART I

ITEM 1.	BUSINESS

Description of Business

Alberto-Culver Company (the company or New Alberto-Culver) through its subsidiaries operates two segments: Consumer Packaged Goods and Cederroth International. The Consumer Packaged Goods business (formerly known as Alberto-Culver Consumer Products Worldwide) develops, manufactures, distributes and markets branded beauty care products as well as branded food and household products in the United States and more than 100 other countries. Cederroth International manufactures, markets and distributes beauty and health care products throughout Scandinavia and in other parts of Europe. The company’s consolidated net sales were $1.54 billion, $1.40 billion and $1.28 billion for the years ended September 30, 2007, 2006 and 2005, respectively. Beauty and health care products accounted for approximately 90% of the company’s consolidated net sales for the year ended September 30, 2007 and 89% for the years ended September 30, 2006 and 2005. Food and household products accounted for approximately 10% of the company’s consolidated net sales for the year ended September 30, 2007 and 11% for the years ended September 30, 2006 and 2005. See note 10 to the consolidated financial statements for more information regarding the company’s segments.

The company’s beauty and health care products marketed in the United States include the Alberto VO5, TRESemmé, Nexxus and Consort lines of hair care products, the St. Ives line of skin care products, FDS feminine deodorant sprays and the Motions, Soft & Beautiful, Just For Me, Comb-Thru and TCB lines of ethnic hair care products. Food and household products sold in the United States include Mrs. Dash salt-free seasoning blends, Static Guard anti-static spray, Molly McButter butter flavored sprinkles, SugarTwin sugar substitute and Kleen Guard furniture polish.

In Canada, the company sells most of the products marketed in the United States along with the Alberto European and Alberto Balsam lines of hair care products.

In the United Kingdom and Europe, the company sells products such as the Alberto VO5, TRESemmé, Alberto Balsam and Andrew Collinge lines of hair care products and the St. Ives line of skin care products.

In Latin America, the significant products sold by the company include the Alberto VO5, TRESemmé, Alberto Get Set, Antiall and Folicure lines of hair care products, the St. Ives line of skin care products, Veritas soap and deodorant body powder products and Farmaco soap products. The company’s principal markets in Latin America are Mexico, Puerto Rico and the Caribbean, Argentina and Chile.

Cederroth International, a subsidiary of the company headquartered in Sweden, manufactures, markets and distributes beauty and health care products throughout Scandinavia and in other parts of Europe. Such products include Salve adhesive bandages, Samarin antacids, Seltin salt substitute, Allevo dietary supplements, Topz cotton buds, Savett wet wipes, Bliw liquid soaps, Date anti-perspirants and cologne for women, Family Fresh shampoo and shower products, Suketter artificial sweetener, Alberto VO5 hair care products, the St. Ives line of skin care products, HTH and L300 skin care products, Grumme Tvattsapa detergents, Pharbio natural pharmaceuticals and LongoVital herbal multivitamin products. Cederroth also distributes Jordan toothbrushes in Scandinavia. Soraya skin care products are sold in Poland and Eastern Europe.

The company’s products are also sold in Australia and New Zealand and portions of Asia and Africa.

The company also performs custom label manufacturing of other companies’ beauty and health care products in the United States and Scandinavia.

For the year ended September 30, 2007, approximately 46.4% of the company’s net sales were from international operations. As of September 30, 2007, approximately 38.7% of the company’s identifiable assets were located in international locations.

Product Development and Marketing

Many of the company’s consumer products are developed in its laboratories. The company has established global structures for operations, research and development and innovation, which are designed to enable it to implement cost-savings initiatives more quickly on a broad scale and to shorten the time that it takes to develop an idea into a market-ready product. New products introduced by the company are assigned brand managers, who guide the products from development to the consumer. The brand managers are responsible for the overall marketing plans for the products and coordinate advertising and marketing activities.

The company allocates a large portion of its revenues to the advertising and marketing of consumer beauty products. Net earnings are materially affected by these expenditures, which are charged against income in the period incurred. The company utilizes a breadth of advertising mediums to reach the brands’ consumer targets. The company’s advertising messages are communicated through network, spot and cable television. In addition, the company advertises in magazines, direct mail, newspapers and Internet, as well as through in-store activities by retailers. Extensive advertising and marketing are required to build and protect a branded consumer product’s market position. The company believes there is significant consumer awareness of its major brands and that such awareness is an important factor in its operating results.

Suppliers

The company manufactures and packages a majority of its products. The company purchases raw materials for these products from various suppliers and has not experienced any significant difficulties with respect to the availability of these materials.

Competition

The domestic and international markets for the company’s branded consumer products are highly competitive and sensitive to changes in consumer preferences and demands. The company’s competitors range in size from large, highly diversified companies (many of which have substantially greater financial resources than the company) to small, specialized producers. The company competes primarily on the basis of providing specific benefits to consumers, marketing (including advertising, promotion, merchandising, packaging and trade customer relations), product quality and price and believes that brand loyalty and consumer acceptance are also important factors to its success.

The company attempts to differentiate itself from competing brands with innovative product offerings, attractive packaging and focused advertising and promotional efforts. The company utilizes research and consumer testing to optimize product performance and improve consumer satisfaction with its products. While the company’s products are often subject to significant price competition, many of the company’s products are designed to provide consumers with better value for the price compared to competitive brands. In addition, the company at times uses promotions that effectively reduce the price for some of its products to attract consumers to its brands and products and also to respond to competitive pressures that could harm the company’s sales and profits.

Distribution

The company’s sales force and independent brokers sell its retail beauty and health care products and food and household products by calling on retail outlets such as mass merchandisers, supermarkets, drug stores, dollar stores, wholesalers and variety stores. The company’s sales representatives and brokers sell its ethnic professional hair care products in the United States to mass merchandisers, drug stores and supermarkets and to beauty supply outlets and beauty distributors, who in turn sell to beauty salons, barber shops and beauty schools.

The company’s consumer products are sold internationally in more than 100 countries, primarily through its subsidiaries, independent distributors and licensees to various retail outlets. The company’s foreign operations are subject to risks inherent in transactions involving foreign currencies and political uncertainties.

Employees

In its domestic and foreign operations, the company had approximately 3,800 employees as of September 30, 2007, consisting of about 1,500 hourly personnel and 2,300 salaried employees. Certain subsidiaries of the company have union contracts covering production, warehouse, shipping and maintenance personnel. The company considers relations with its employees to be satisfactory.

Regulation

The company is subject to the regulations of a number of governmental agencies in the United States and certain foreign countries, including the Food and Drug Administration and the Federal Trade Commission. These regulations have not historically had a material effect on the business of the company.

Trademarks and Patents

The company’s trademarks, certain of which are material to its business, are registered or legally protected in the United States, Canada and other countries throughout the world in which products of the company are sold. Although the company owns patents and has other patent applications pending, its business is not materially dependent upon patents or patent protection.

Availability of Reports

The company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, all current reports on Form 8-K and amendments to such reports, if any, are available without charge, at www.alberto.com, as soon as reasonably practicable after they are filed electronically with the Securities and Exchange Commission (SEC). The company will provide copies of such reports to any person, without charge, upon written request to the Corporate Secretary.

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

ITEM 1A.	RISK FACTORS

The failure of the company to effectively anticipate and respond to market trends and changes in consumer preferences could have a material adverse effect on its business, financial condition and results of operations.

The company’s continued success depends in large part on its ability to anticipate, gauge and react in a timely and effective manner to changes in consumer spending patterns and preferences for beauty and other consumer products. The company must continually work to develop, produce and market new products, maintain and enhance the recognition of its brands, achieve a favorable mix of products, and refine its approach as to how and where it markets and sells its products. While the company devotes considerable effort and resources to shape, analyze and respond to consumer preferences, consumer spending patterns and preferences cannot be predicted with certainty and can change rapidly. If the company is unable to anticipate and respond to trends in the market for beauty and other consumer products and changing consumer demands, its business, financial condition and results of operations could materially suffer.

Furthermore, material shifts or decreases in market demand for the company’s products, including changes in consumer spending patterns and preferences, could result in the company carrying inventories that are too high or cannot be sold at anticipated prices or increased product returns by its customers. Failure to maintain proper inventory levels or increased product returns by its customers could have a material adverse effect on the company’s business, financial condition and results of operations.

The company manufactures and packages a majority of its products. The company purchases from various suppliers the raw materials and packaging for these products. The loss of one or more suppliers or a significant disruption or interruption in the supply chain could have a material adverse effect on the manufacturing and packaging of the company’s products.

The company faces intense competition in its markets, and the failure to compete effectively could have a material adverse effect on its business, financial condition and results of operations.

The company faces intense competition from consumer product companies both in the U.S. and in its international markets. Most of the company’s products compete with other widely advertised brands within each product category. The company also encounters competition from similar and alternative products, many of which are produced and marketed by major multinational or national concerns. The company’s products generally compete on the basis of:

•	specific benefits to consumers;

•	marketing (including advertising, promotion, merchandising, packaging and trade customer relations);

•	product quality; and

•	price.

A newly introduced consumer product (whether improved or newly developed) usually encounters intense competition requiring substantial expenditures for advertising and sales promotion. If a product gains consumer acceptance, it normally requires continuing advertising and promotional support to maintain its relative market position. Many of the company’s competitors are larger and have financial resources greater than those of the company and may therefore be able to spend more aggressively on advertising and promotional activities and respond more effectively to changing business and economic conditions than the company. In addition, the company’s competitors may attempt to gain market share by offering products at prices at or below those typically offered by the company. Competitive pricing may require the company to reduce prices and could lead to a reduction in its sales or its profit margins. If the company is unable to compete effectively, such failure could have a material adverse effect on its business, financial condition and results of operations.

The company depends on a limited number of customers for a large portion of its net sales, and the loss of any of these customers or a material reduction in sales to any of these customers could have a material adverse effect on the company’s business, financial condition and results of operations.

A limited number of customers account for a large percentage of the company’s net sales. The company’s largest customer, Wal-Mart Stores, Inc. and its affiliated companies, accounted for approximately 21%, 20% and 19% of its net sales during fiscal years 2007, 2006 and 2005, respectively. During fiscal years 2007, 2006 and 2005, the company’s five largest customers accounted for approximately 30%, 29% and 28% of its net sales, respectively. The company expects that a significant portion of its net sales will continue to be derived from a small number of customers and that these percentages may increase if the growth of mass merchandisers continues. As a result, changes in the strategies of the company’s largest customers, including a reduction in the number of brands they carry or a shift of shelf space to private label products, could materially harm the company’s net sales and profitability.

In addition, the company’s business is based primarily upon individual sales orders and the company rarely enters into long-term contracts with its customers. Accordingly, these customers could reduce their purchasing levels or cease buying products from the company at any time and for any reason. If the company loses a significant customer or if sales of its products to a significant customer materially decrease, it could have a material adverse effect on the company’s business, financial condition and results of operations.

The acceleration of vesting of options to purchase shares of Alberto-Culver common stock and restricted shares in connection with the Separation may make it more difficult for the company to retain key employees.

The company treated the separation transactions as though they constituted a change in control under Alberto-Culver’s equity compensation plans. Accordingly, all outstanding options to purchase shares of Alberto-Culver common stock and all shares of restricted stock vested upon completion of the Separation. The vesting of these options and restricted shares over a period of time was intended by Alberto-Culver to provide incentives to employees to remain with Alberto-Culver. The loss of this incentive may make it more difficult for the company to retain certain key employees. The loss of one or more key employees of the company for any reason could have a material adverse effect on our business and results of operations.

The failure of the company to improve its margins through efficiency initiatives, as well as price increases in raw materials, could materially affect the company’s business, financial condition and results of operations.

The company has taken a number of measures to increase the efficiency of the business as well as improve the company’s profit margins. For example, the company has announced the closing of two manufacturing facilities and the opening of a major manufacturing facility in Jonesboro, Arkansas. The company is also planning to implement a major new information system in certain key locations, including the United States and the United Kingdom. The failure of the Jonesboro facility to provide the anticipated operating efficiencies, including delays in its construction and full operation, could have a material adverse effect on the company’s business, financial condition and results of operations. In addition, the inability to successfully integrate the new information system in a timely manner, or the inability of the new system to work as anticipated, could have a material adverse effect on the company’s business, financial condition and results of operations.

As noted above, the company manufactures and packages a majority of its products. The principal raw materials used by the company include essential oils, chemicals, containers and packaging components. Increases in the costs of these or other raw materials used in the company’s business may materially and adversely affect the company’s profit margins if it is unable to pass along any higher costs in the form of price increases or otherwise achieve cost efficiencies in manufacturing and distribution.

Large sophisticated customers may take actions that adversely affect the company’s margins and results of operations.

In recent years, the company has experienced a consumer trend away from traditional grocery and drug store channels and toward mass merchandisers, which include super centers and club stores. This trend has resulted in the increased size and influence of these mass merchandisers. As these mass merchandisers grow larger and become more sophisticated, they may demand lower pricing, special packaging, or impose other requirements on product suppliers. These business demands may relate to inventory practices, logistics, or other aspects of the customer-supplier relationship. If the company does not effectively respond to the demands of these mass merchandisers, they could decrease their purchases from the company, causing the company’s sales and profitability to materially decline.

The failure of the company to expand in existing geographic locations or enter new geographic locations could have a material adverse effect on the growth of the company’s business, sales and results of operations.

The company’s ability to continue to grow its sales and profits is dependent on expanding in the locations in which it already does business and entering into new geographic locations. The failure to enter into or expand its business in such locations could materially affect the growth of the company’s business, sales and results of operations.

Any future acquisitions and strategic alliances may expose the company to additional risks.

The company frequently reviews acquisition prospects and other strategic alliances that would complement its current product offerings, increase the size and geographic scope of its operations or otherwise offer growth and operating efficiency opportunities. The financing for any of these acquisitions could dilute the interests of the company stockholders, result in an increase in its indebtedness or both. Acquisitions and other strategic alliances may entail numerous risks, including:

•	difficulties in assimilating acquired operations or products, including the loss of key employees from acquired businesses;

•	diversion of management’s attention from the company’s core business;

•	compliance with foreign regulatory requirements;

•	enforcement of new intellectual property rights;

•	adverse effects on existing business relationships with suppliers and customers;

•	operating inefficiencies and negative impact on profitability;

•	entering markets or product categories in which the company has limited or no prior experience;

•	general economic and political conditions, including legal and other barriers to cross-border investment in general, or by United States companies in particular; and

•	undisclosed liabilities that may become the company’s responsibility.

The company’s failure to successfully complete the integration of any acquired business or strategic alliance could have a material adverse effect on its business, financial condition and results of operations. In addition, there can be no assurance that the company will be able to identify suitable candidates or consummate acquisitions or strategic alliances on favorable terms, which could materially affect the growth of the company’s business, financial condition and results of operations.

If the company is unable to protect its intellectual property rights, specifically its trademarks, its ability to compete could be negatively impacted.

The market for the company’s products depends to a significant extent upon the value associated with its trademarks and brand names, including “Alberto VO5,” “St. Ives,” “TRESemmé” and “Nexxus.” The company owns the trademarks and brand name rights used in connection with marketing and distribution of its major products both in the United States and in other countries. Although most of the company’s material intellectual property is registered in the United States and in certain foreign countries in which it operates, it may not be successful in asserting trademark or brand name protection. In addition, the laws of certain foreign countries may not protect the company’s intellectual property rights to the same extent as the laws of the United States. The costs required to protect the company’s trademarks and brand names is expected to continue to be substantial. The loss or dilution of any of its significant trademarks in any jurisdiction where the company conducts a material portion of its business could have a material adverse effect on the company’s business, financial condition and results of operations.

The company’s business is exposed to domestic and foreign currency fluctuations.

The company’s international sales are generally denominated in foreign currencies, and this revenue could be materially affected by currency fluctuations. Approximately 46.4% of its net sales were from international operations in fiscal year 2007. Its primary exposures are to fluctuations in exchange rates for the United States dollar versus the Swedish krona, the British pound sterling, the Canadian dollar, the Euro, the Australian dollar, the Mexican peso and the Argentine peso. Changes in currency exchange rates may also affect the relative prices at which the company and its foreign competitors sell products in the same market. Although the company occasionally hedges some exposures to changes in foreign currency exchange rates arising in the ordinary course of business, it cannot ensure that foreign currency fluctuations will not have a material adverse effect on its business, financial condition and results of operations.

The company’s ability to conduct business in or import products from international markets may be affected by legal, regulatory, political and economic risks.

Approximately 46.4% of the company’s net sales were from international operations in fiscal year 2007. The company’s ability to capitalize on growth in new international markets and to grow or maintain the current level of operations in its existing international markets is subject to risks associated with international operations. These include:

•	unexpected changes in regulatory requirements; and

•	new tariffs or other barriers to some international markets.

The company is also subject to political and economic risks in connection with its international operations, including:

•	political instability;

•	changes in diplomatic and trade relationships; and

•	economic fluctuations in specific markets.

The company cannot predict whether quotas, duties, taxes or other similar restrictions will be imposed by the United States, the European Union or other countries upon the import or export of its products in the future, or what effect any of these actions would have on its business, financial condition and results of operations. Changes in regulatory or geopolitical policies and other factors could have a material adverse effect on the company’s business in the future or may require it to modify its current business practices, which could be very costly.

Product liability claims could adversely affect the company’s business, financial condition and results of operations.

The company may be required to pay for losses or injuries purportedly caused by its products. Claims could be based on allegations that, among other things, the company’s products contain contaminants, provide inadequate instructions regarding their use, or provide inadequate warnings concerning interactions with other substances. Product liability claims could result in negative publicity that could materially harm the company’s sales and operating results. In addition, if any of the company’s products is found to be defective, the company could be required to recall it, which could result in adverse publicity and significant expenses. Although the company maintains product liability insurance coverage, potential product liability claims may exceed the amount of insurance coverage or potential product liability claims may be excluded under the terms of the policy.

Environmental matters create potential liability risks.

The company must comply with various environmental laws and regulations in the jurisdictions in which it operates, including those relating to air emissions, water discharges, the handling and disposal of liquid and solid hazardous wastes and the remediation of contamination associated with the use and disposal of hazardous substances. The company handles and transports hazardous substances at its plant sites. A release of such chemicals due to accident or an intentional act could result in substantial liability to governmental authorities and/or to third parties. The company has incurred, and will continue to incur, capital and operating expenditures and other costs in complying with environmental laws and regulations and in providing physical security for its worldwide operations.

If the distribution of New Alberto-Culver shares as part of the Separation does not constitute a tax-free distribution under Section 355 of the Internal Revenue Code, then New Alberto-Culver or New Sally (pursuant to a tax allocation agreement entered into in connection with the Separation) and Alberto-Culver stockholders may be responsible for payment of significant U.S. federal income taxes.

The completion of the New Alberto-Culver share distribution was conditioned upon the receipt of (i) a private letter ruling from the Internal Revenue Service and (ii) an opinion of Sidley Austin LLP, counsel to Alberto-Culver, in each case, to the effect that the contribution of the company to New Alberto-Culver and the New Alberto-Culver share distribution will qualify as a reorganization under Section 368(a)(1)(D) of the Internal Revenue Code and a distribution eligible for nonrecognition under Sections 355(a) and 361(c) of the Internal Revenue Code. The private letter ruling and the opinion of counsel was based, in part, on assumptions and representations as to factual matters made by, among others, Alberto-Culver, New Sally and representatives of the Lavin family stockholders (Ms. Carol L. Bernick, Chairman of the company’s Board of Directors, Mr. Leonard H. Lavin, a director of the company, and a partnership and trusts established for the benefit of specified members of the Lavin family), as requested by the Internal Revenue Service or counsel, which, if incorrect, could jeopardize the conclusions reached by the Internal Revenue Service and counsel. The private letter ruling also did not address certain material legal issues that could affect its conclusions, and reserved the right of the Internal Revenue Service to raise such issues upon a subsequent audit. Opinions of counsel neither bind the Internal Revenue Service or any court, nor preclude the Internal Revenue Service from adopting a contrary position.

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

The special cash dividend reduced the value of a stockholder’s shares of New Sally common stock. However, because New Sally is expected to have significant earnings and profits at the time of the special cash dividend, a substantial portion of the special cash dividend will be taxable as a dividend and to that extent have no effect on a stockholder’s tax basis in its New Sally common stock. Thus, a stockholder can expect that the decline in the value of its New Sally common stock (after giving effect to the distributions) will be greater than the amount of reduction of its tax basis, because stock basis will only be reduced by a portion, but not the entire amount, of the dividend. As a result, stockholders of Alberto-Culver who participated in the transaction may have a tax basis in their shares of New Alberto-Culver common stock and New Sally common stock that is significantly higher than the fair market value of each such stock. In particular, persons who had a tax basis in their Alberto-Culver common stock approximately equal to its trading price immediately prior to the Separation can expect this result.

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

The company may not realize the anticipated benefits from the Separation.

The success of the Separation will depend, in part, on the ability of the company to realize the anticipated benefits of the Separation. These anticipated benefits include enhanced opportunities to increase brand and product recognition as a result of increased ability of the company to engage in more aggressive marketing and advertising campaigns as a result of eliminating the difficulties arising from operating two businesses which compete with the customers and suppliers of the other business. In addition, the anticipated benefits include the potential for increased operating earnings of the consumer products business expected to result from allowing each company to focus its attention and resources on its business and customers. The company cannot ensure that these benefits will occur. During the past five fiscal years, the company experienced significant net sales and earnings growth. There can be no assurance that it will be able to achieve comparable growth in the future.

The company is a holding company with no operations of its own and depends on its subsidiaries for cash.

The company is a holding company and, following the Separation, does not have any assets or operations other than ownership of its subsidiaries. The company’s operations are conducted through its subsidiaries and its ability to generate cash to pay dividends is highly dependent on the earnings of, and receipt of funds from, its subsidiaries through dividends or intercompany loans. However, none of the company’s subsidiaries are obligated to make funds available to the company for payment of dividends.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The company’s properties, plants and equipment are maintained in good condition and are suitable and adequate to support the business. The principal properties and their general characteristics are described below:

Location	Type of Facility	Business Segment
Company-Owned Properties:

Melrose Park, Illinois	Corporate Office, Manufacturing, Warehouse	(1)
Basingstoke, Hampshire, England	Office	(1)
Buenos Aires, Argentina	Office, Manufacturing, Warehouse	(1)
Dallas, Texas	Office, Manufacturing, Warehouse	(1)
Falun, Sweden	Office, Manufacturing, Warehouse	(2)
Jonesboro, Arkansas (3)	Office, Manufacturing, Warehouse	(1)
Minooka, Illinois	Warehouse	(1)
Naguabo, Puerto Rico	Manufacturing, Warehouse	(1)
Naucalpan de Juarez, Mexico	Office, Manufacturing, Warehouse	(1)
Radzymin, Poland	Office, Manufacturing, Warehouse	(2)
Swansea, Wales, England	Office, Manufacturing, Warehouse	(1)
Toronto, Ontario, Canada	Office, Manufacturing, Warehouse	(1)

Leased Properties:

Atlanta, Georgia	Warehouse	(1)
Auckland, New Zealand	Office, Warehouse	(1)
Carlisle, Pennsylvania	Warehouse	(1)
Chatsworth, California	Office, Manufacturing, Warehouse	(1)
Goleta, California	Office, Warehouse	(1)
Ontario, California	Warehouse	(1)
Stockholm, Sweden	Office, Manufacturing, Warehouse	(2)

(1)	Consumer Packaged Goods
(2)	Cederroth International
(3)	While the title to the property is held by the City of Jonesboro, the company may take title to the property at any time at nominal cost.

ITEM 3.	LEGAL PROCEEDINGS

The company is the subject of various pending or threatened legal actions in the ordinary course of its business. There are no legal proceedings pending as of September 30, 2007 that the company believes could have a material adverse effect on its business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended September 30, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The high and low sales prices of the company’s common stock on the New York Stock Exchange (NYSE) and cash dividends per share in each quarter of fiscal years 2007 and 2006 are as follows:

	Market Price Range *				Cash Dividends Per Share
	2007		2006
	High	Low	High	Low	2007**	2006
Common Stock (NYSE Symbol ACV):
First Quarter	$52.59	19.75	46.69	41.89	$25.00	.115
Second Quarter	$23.72	21.47	50.62	42.51	.055	.115
Third Quarter	$26.07	22.60	49.50	44.00	.055	.130
Fourth Quarter	$26.23	20.92	51.44	46.35	.055	.130

					$25.165	.490

*	All of fiscal year 2006 and part of the first quarter of fiscal year 2007 presented above were prior to the Separation and therefore the stock price reflected the value of the company prior to the Separation. As a result, the significant variance in the market price range for the first quarter of fiscal year 2007 is a direct result of the Separation. The high market price following the Separation in the first quarter of fiscal year 2007 was $22.25.
**	Includes the special cash dividend paid in connection with the Separation in the first quarter of fiscal year 2007.

Stockholders of record, which excludes a large number of stockholders with shares held in “street name,” totaled 1,192 as of October 31, 2007.

In connection with the Separation, the company’s shareholders received a $25.00 per share special cash dividend for each share of common stock owned as of November 16, 2006. In addition to the special cash dividend, cash dividends on common stock were $16.0 million in fiscal year 2007. Cash dividends on common stock in fiscal years 2006 and 2005 were $45.4 million and $40.8 million, respectively.

On November 12, 2006, the board of directors authorized the company to purchase up to 5 million shares of common stock. This new authorization replaced the previous authorization to purchase Old Alberto-Culver common stock. No shares have been purchased under the authorization as of September 30, 2007.

The following table summarizes information with respect to purchases made by or on behalf of the company of shares of its common stock during the quarter ended September 30, 2007.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2007	—	—	—	5,000,000
August 1 – August 31, 2007	—	—	—	5,000,000
September 1 – September 30, 2007	—	—	—	5,000,000

Additional information required by this Item is incorporated herein by reference to the section entitled “Equity Compensation Plan Information” in the registrant’s proxy statement for its annual meeting of stockholders on January 24, 2008.

The following graph compares the cumulative total shareholder return on the company’s Common Stock, the Standard & Poor’s MidCap 400 Index, and a selected peer group of companies. Due to the Separation occurring on November 16, 2006, the graph shows total shareholder return beginning on the first trading day for New Alberto-Culver after the Separation (November 17, 2006) and going through September 30, 2007. The selected peer group consists of Avon Products, Inc.; Bare Escentuals, Inc.; Chattem, Inc.; Church & Dwight, Inc.; The Clorox Company; Elizabeth Arden, Inc.; Energizer Holdings, Inc.; The Estee Lauder Companies; McCormick & Company, Incorporated; Nu Skin Enterprises; Physician’s Formula Holdings; Prestige Brands Holdings; Revlon, Inc.; and Spectrum Brands, Inc.

For the purpose of calculating the peer group average, the cumulative total shareholder returns of each company have been weighted according to its stock market capitalization at the beginning of the performance period.

	11/17/2006	12/31/2006	3/31/2007	6/30/2007	9/30/2007
Cumulative Returns
Alberto-Culver	100.00	100.09	107.03	111.21	116.50
S&P MidCap 400 Index	100.00	99.94	105.74	111.91	110.94
Peer Group	100.00	99.69	108.78	108.96	107.58

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial information for Alberto-Culver Company. In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective with the closing of the Separation on November 16, 2006, the results of operations and cash flows related to Sally Holdings’ beauty supply distribution business are reported as discontinued operations for all periods presented. In addition, the assets and liabilities of Sally Holdings have been segregated from the assets and liabilities related to the company’s continuing operations and presented separately on the company’s comparative balance sheets as of September 30, 2006 and prior. Unless otherwise noted, all information in the table below reflects only continuing operations.

	Year ended September 30,
(In thousands, except per share data)	2007		2006	2005		2004		2003
Operating Results:
Net sales	$1,541,581		1,398,901	1,276,924		1,160,329		1,067,408
Gross profit	802,457		736,341	659,848		619,777		570,563
Earnings from continuing operations before provision (benefit) for income taxes	112,962	(1)	109,075	97,035	(2)	6,763	(3)	48,698
Provision (benefit) for income taxes	31,735		29,560	27,196		(4,665)		15,498
Earnings from continuing operations	81,227	(1)	79,515	69,839	(2)	11,428	(3)	33,200
Earnings per share from continuing operations (4):
Basic	.85	(1)	.86	.76	(2)	.13	(3)	.38
Diluted	.83	(1)	.85	.75	(2)	.12	(3)	.37
Weighted Average Shares Outstanding (4):
Basic	95,896		92,426	91,451		90,026		87,527
Diluted	98,358		93,485	92,838		91,832		89,957
Shares Outstanding at Year End (4):
Common Stock	98,057		93,239	91,991		90,764		88,460
Financial Condition:
Total assets, including discontinued operations (5)	$1,487,560		2,577,706	2,298,574		2,058,780		1,945,609
Current ratio	2.06 to 1		2.38 to 1	2.06 to 1		1.78 to 1		2.30 to 1
Working capital	$441,488		382,697	282,730		219,778		329,948
Cash, cash equivalents and short-term investments	348,662		198,379	129,879		133,886		251,726
Property, plant and equipment, net	224,494		211,291	186,046		169,974		172,032
Long-term debt, including current portion	122,713		122,286	123,980		121,791		320,882
Stockholders’ equity	973,364		1,729,781	1,531,622		1,313,706		1,062,129
Cash dividends	16,049		45,379	40,780		33,490		23,746
Cash dividends per share (4)	25.165	(6)	.490	.445		.370		.270

(1)	Fiscal year 2007 includes restructuring and other expenses which reduced earnings from continuing operations before provision for income taxes by $34.6 million, earnings from continuing operations by $22.9 million, basic earnings per share from continuing operations by 24 cents and diluted earnings per share from continuing operations by 23 cents.
(2)	Fiscal year 2005 includes the non-cash charge related to the conversion to one class of common stock which reduced earnings from continuing operations before provision for income taxes by $10.5 million, earnings from continuing operations by $6.8 million and basic and diluted earnings per share from continuing operations by eight cents.
(3)	Fiscal year 2004 includes the following non-core items, which reduced earnings from continuing operations before provision for income taxes by $61.0 million, earnings from continuing operations by $36.1 million and basic and diluted earnings per share from continuing operations by 40 cents:

•

Non-cash charge related to the conversion to one class of common stock which reduced earnings before provision for income taxes by $58.5 million, earnings from continuing operations by $38.0 million and basic and diluted earnings per share from continuing operations by 42 cents.

•

Gain from the sale of the company's Indola European professional business which increased earnings from continuing operations before provision for income taxes by $10.1 million, earnings from continuing operations by $5.7 million and basic and diluted earnings per share from continuing operations by six cents.

•

Charge related to the early redemption of the company's $200 million of 8.25% senior notes which reduced earnings from continuing operations before provision for income taxes by $12.6 million, earnings from continuing operations by $8.2 million and basic and diluted earnings per share from continuing operations by nine cents.

•

Tax benefit from the liquidation of certain Indola foreign legal entities which increased earnings from continuing operations by $4.4 million and basic and diluted earnings per share from continuing operations by five cents.

(4)	Basic and diluted earnings per share, shares outstanding and cash dividends per share have been restated to reflect the 3-for-2 stock split in the form of a 50% stock dividend on outstanding shares in February, 2004.
(5)	Total assets includes assets of discontinued operations of $1.33 billion, $1.19 billion, $1.07 billion and $905 million at September 30, 2006, 2005, 2004 and 2003, respectively.
(6)	Fiscal year 2007 includes a $25.00 per share special cash dividend for each share of common stock owned as of November 16, 2006 in connection with the Separation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of Business

Alberto-Culver Company and its subsidiaries (the company or New Alberto-Culver) operate two businesses: Consumer Packaged Goods and Cederroth International. The Consumer Packaged Goods business (formerly known as Alberto-Culver Consumer Products Worldwide) develops, manufactures, distributes and markets branded beauty care products as well as branded food and household products in the United States and more than 100 other countries. Cederroth International manufactures, markets and distributes beauty and health care products throughout Scandinavia and in other parts of Europe. Prior to the Separation, these two businesses were aggregated into the Global Consumer Products segment for reporting purposes.

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

The company has treated the Separation as though it constituted a change in control for purposes of the company’s stock option and restricted stock plans. As a result, in accordance with the terms of these plans, all outstanding stock options and restricted shares of the company became fully vested upon completion of the transaction on November 16, 2006. Included in discontinued operations in fiscal year 2007 is a $5.3 million charge which reflects the amount of future compensation expense that would have been recognized in subsequent periods as the stock options and restricted shares for Sally Holdings employees vested over the original vesting periods.

In connection with the Separation, Michael H. Renzulli, the former Chairman of Sally Holdings, terminated his employment with the company and received certain contractual benefits totaling $4.0 million, which is included in discontinued operations in fiscal year 2007.

Non-GAAP Financial Measure

To supplement the company’s financial results presented in accordance with U.S. generally accepted accounting principles (GAAP), the company discloses “organic sales growth” which measures the growth in net sales excluding the effects of foreign exchange rates, acquisitions and divestitures. This measure is a “non-GAAP financial measure” as defined by Regulation G of the Securities and Exchange Commission (SEC). This non-GAAP financial measure is not intended to be, and should not be, considered separately from or as an alternative to the most directly comparable GAAP financial measure of “net sales growth.” This specific non-GAAP financial measure is presented in MD&A with the intent of providing greater transparency to supplemental financial information used by management and the company’s board of directors in their financial and operational decision-making. This non-GAAP financial measure is among the primary indicators that management and the board of directors use as a basis for budgeting, making operating and strategic decisions and evaluating performance of the company and management as it provides meaningful supplemental information regarding the normal ongoing operations of the company and its core businesses. This amount is disclosed so that the reader has the same financial data that management uses with the belief that it will assist investors and other readers in making comparisons to the company’s historical operating results and analyzing the underlying performance of the company’s normal ongoing operations for the periods presented. Management believes that the presentation of this non-GAAP financial measure, when considered along with the company’s GAAP financial measure and the reconciliation to the corresponding GAAP financial measure, provides the reader with a more complete understanding of the factors and trends affecting the company than could be obtained absent this disclosure. It is important for the reader to note that the non-GAAP financial measure used by the company may be calculated differently from, and therefore may not be comparable to, a similarly titled measure used by other companies. A reconciliation of this measure to its most directly comparable GAAP financial measure is provided in the “Reconciliation of Non-GAAP Financial Measure” section of MD&A and should be carefully evaluated by the reader.

Restructuring and Other

Restructuring and other expenses during the fiscal year ended September 30, 2007 consist of the following (in thousands):

Severance and other exit costs	$17,056
Non-cash charges related to the acceleration of vesting of stock options and restricted shares in connection with the Separation	12,198
Contractual termination benefits for the former President and Chief Executive Officer in connection with the Separation	9,888
Non-cash charge for the recognition of foreign currency translation loss in connection with the liquidation of a foreign legal entity	1,355
Legal fees and other expenses incurred to assign the company’s trademarks following the closing of the Separation	42
Gain on sale of assets	(5,894)

$34,645

Severance and Other Exit Costs

On November 27, 2006, the company committed to a plan to terminate employees as part of a reorganization following the Separation. In connection with this reorganization plan, on December 1, 2006 the company announced that it expects to close its manufacturing facility in Dallas, Texas. The company’s worldwide workforce is being reduced by approximately 225 employees as a result of the reorganization plan, including 125 employees from the Dallas, Texas manufacturing facility. The changes primarily affect corporate functions or the Consumer Packaged Goods business segment. The company expects to record additional pre-tax restructuring charges of approximately $1.5 million related to this plan in fiscal year 2008, primarily during the first half. These amounts exclude the effect of the sale of the manufacturing facility in Dallas, Texas. Cash payments related to this plan are expected to be substantially completed by the end of the second quarter of fiscal year 2008.

The following table reflects the activity related to the restructuring plan during the fiscal year ended September 30, 2007 (in thousands):

	Initial Charges	Cash Payments & Other Settlements	Liability at September 30, 2007
Severance	$15,405	(12,774)	2,631
Contract termination costs	237	(237)	—
Other	1,414	(1,321)	93

	$17,056	(14,332)	2,724

Acceleration of Vesting of Stock Options and Restricted Shares

As previously discussed, the company has treated the Separation as though it constituted a change in control for purposes of the company’s stock option and restricted stock plans. As a result, in accordance with the terms of these plans, all outstanding stock options and restricted shares of the company became fully vested upon completion of the Separation on November 16, 2006. The $12.2 million charge recorded by the company in fiscal year 2007 is equal to the amount of future compensation expense that would have been recognized in subsequent periods as the stock options and restricted shares vested over the original vesting periods.

Contractual Termination Benefits

In connection with the Separation, Howard B. Bernick, the former President and Chief Executive Officer of the company, terminated his employment with the company and received certain contractual benefits primarily consisting of a lump sum cash payment of $9.7 million plus applicable employer payroll taxes.

Foreign Currency Translation Loss

In the second quarter of fiscal year 2007, the company substantially completed the liquidation of a foreign legal entity in connection with its reorganization plan and, as a result, recognized in restructuring and other expenses the accumulated foreign currency translation loss related to the entity of $1.4 million during fiscal year 2007.

Trademark Legal Fees and Other Expenses

Due to the series of transactions affecting the company’s legal structure as part of the closing of the Separation, the company has initiated a process to assign many of its existing trademarks in various countries around the world. In connection with this effort, the company incurred legal fees and other expenses of $42,000 in fiscal year 2007 and expects to incur additional costs of up to $800,000 in fiscal year 2008.

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

On January 10, 2007, the Leonard H. Lavin Trust u/a/d 12/18/87, a trust for the benefit of Leonard H. Lavin (the Lavin Trust), purchased all of the membership units of Eighteen, LLC, an Oregon limited liability company and subsidiary of the company, pursuant to a Membership Interest Purchase Agreement dated January 10, 2007 among the Lavin Trust, Eighteen, LLC and the company. The trustees of the Lavin Trust are Leonard H. Lavin, a director of the company, and Ms. Bernick. The primary asset of Eighteen, LLC was a Gulfstream IV-SP airplane. The purchase price for the membership interests of Eighteen, LLC was $25.0 million and was paid on January 10, 2007. The company recognized a pre-tax gain of $5.1 million as a result of the sale. This transaction was approved by the audit committee of the board of directors of the company, consisting solely of independent directors.

On January 30, 2007, the company entered into an agreement with NJI Sales, Inc., NetJets International, Inc. and NetJets Services, Inc. to sell the remaining 50% of its 1/8th interest in a fractional-ownership airplane back to NetJets for $1.2 million. The company recognized a pre-tax gain of $389,000 as a result of the sale.

Each of these gains was recorded as an offset to the restructuring and other charges in fiscal year 2007.

Expected Savings

As a result of the reorganization plan and other restructuring activities, the company expects to recognize cost savings of approximately $20.0 million on an annualized basis. Primarily all cost savings amounts will affect the advertising, marketing, selling and administrative expenses line item on the consolidated statement of earnings. These savings will partially offset certain corporate costs that were previously unallocated and certain other expenses that were previously allocated to the discontinued Sally Holdings business.

Subsequent Event

On October 25, 2007, the company committed to a plan to close its manufacturing facility in Toronto, Canada by the end of the second quarter of fiscal year 2008 in order to streamline operations and improve efficiencies. As part of the plan, the company’s workforce in Canada will be reduced by approximately 115 employees. The company estimates that pre-tax restructuring and other related charges of approximately $7.0 million will be recognized during fiscal year 2008 related to this plan, with approximately $6.0 million of the total expected to be recognized in the first quarter. These charges will be in addition to the other restructuring charges discussed above related to the company’s reorganization plan announced in fiscal year 2007.

Accounting for Stock-Based Compensation

Prior to fiscal year 2006, SFAS No. 123, “Accounting for Stock-Based Compensation,” required either the adoption of a fair value based method of accounting for stock-based compensation or the continuance of the intrinsic value method with pro-forma disclosures as if the fair value method was adopted. The company had elected to measure compensation expense for its stock-based plans using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and, accordingly, no compensation cost related to stock options had been recognized in the consolidated statements of earnings, except for the non-cash charge related to the conversion to one class of common stock, which is discussed below.

Effective October 1, 2005, the company adopted SFAS No. 123 (R), “Share-Based Payment,” using the modified prospective method. Under this method, compensation expense is recognized for new stock option grants beginning in fiscal year 2006 and for the unvested portion of outstanding stock options that were granted prior to the adoption of SFAS No. 123 (R). The company recognizes compensation expense on a straight-line basis over the vesting period or to the date a participant becomes eligible for retirement, if earlier. In accordance with the modified prospective method, the financial statements for prior periods have not been restated. In fiscal year 2007, the company recorded stock option expense, excluding the one-time charge related to the acceleration of vesting of all outstanding options in connection with the Separation, that reduced earnings from continuing operations before provision for income taxes by $3.7 million, provision for income taxes by $1.3 million, earnings from continuing operations by $2.4 million and basic and diluted earnings per share from continuing operations by 2 cents. In fiscal year 2006, the company recorded stock option expense that reduced earnings from continuing operations before provision for income taxes by $10.8 million, provision for income taxes by $3.8 million, earnings from continuing operations by $7.0 million and basic and diluted earnings per share from continuing operations by 7 cents. Stock option expense is included in advertising, marketing, selling and administrative expenses in the consolidated statements of earnings.

As of September 30, 2007, the company had $5.1 million of unrecognized compensation cost related to stock options that will be recorded over a weighted average period of 3.0 years and $4.5 million of unearned compensation related to restricted shares that will be amortized to expense over a weighted average period of 4.2 years.

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

Prior to the adoption of SFAS No. 123 (R), the company accounted for stock compensation expense in accordance with APB Opinion No. 25, which required the company to recognize a non-cash charge from the remeasurement of the intrinsic value of all Class A stock options outstanding on the conversion date. A portion of this non-cash charge was recognized on the conversion date for vested stock options and the remaining non-cash charges related to unvested stock options and restricted shares were being recognized over the remaining vesting periods. As a result, the company recorded non-cash charges against pre-tax earnings from continuing operations of $69.0 million, of which $58.5 million ($38.0 million after taxes) was recognized in fiscal year 2004 and $10.5 million ($6.8 million after taxes) was recognized in fiscal year 2005. Due to the adoption of SFAS No. 123 (R) effective October 1, 2005, the amount of the non-cash charge affecting fiscal year 2006 was approximately $4,000. The non-cash charge had no effect on the operating profits or cash flows of the company’s business segments or the consolidated cash flows of the company.

Results of Operations

Comparison of the Years Ended September 30, 2007 and 2006

Net sales for the year ended September 30, 2007 were $1.54 billion, an increase of 10.2% over the prior year. The effect of foreign exchange rates increased fiscal year 2007 sales by 3.0%. Organic sales, which exclude the effects of foreign exchange rates, grew 7.2% in fiscal year 2007. Organic sales growth for fiscal year 2007 includes the effect of net sales related to the launch of Nexxus into retail channels in the U.S. In addition, organic sales growth for fiscal year 2007 includes the effect of net sales to Sally Holdings after the November 16, 2006 closing of the Separation (2.0%). In fiscal year 2006, all transactions with Sally Holdings were considered intercompany and the elimination of these intercompany sales is classified as part of continuing operations.

Earnings from continuing operations of $81.2 million in 2007 increased 2.2% from the prior year’s earnings from continuing operations of $79.5 million. Basic earnings per share from continuing operations of 85 cents in fiscal year 2007 were 1 cent or 1.2% lower than 2006. Diluted earnings per share from continuing operations decreased 2.4% to 83 cents in fiscal year 2007 from 85 cents in fiscal year 2006. In fiscal year 2007, restructuring and other expenses reduced earnings from continuing operations by $22.9 million, basic earnings per share from continuing operations by 24 cents and diluted earnings per share from continuing operations by 23 cents.

Sales of Consumer Packaged Goods in fiscal year 2007 increased 8.6% to $1.32 billion from $1.22 billion in 2006. The 2007 sales increase was principally due to higher sales of TRESemmé shampoos, conditioners and styling products (7.2%), primarily in the U.S and Latin America, and the effect of foreign exchange rates (1.9%). In addition, sales increased for Nexxus products (1.4%) due to continued strong performance in retail channels following its launch in January, 2006. These increases were partially offset by lower sales of Alberto VO5 shampoos and conditioners (1.4%).

Sales of Cederroth International in fiscal year 2007 increased 6.0% to $226.3 million from $213.5 million in 2006. The sales increase was primarily attributable to the positive effect of foreign exchange rates (8.9%) and higher sales for the Soraya skin care business in Poland (3.1%). These increases were partially offset by a sales reduction in Sweden (5.3%), which was primarily due to the decisions to terminate a distribution relationship and to discontinue the contract manufacturing of private label adhesive bandages for a specific customer due to low margins.

Gross profit increased $66.1 million or 9.0% to $802.5 million for fiscal year 2007 compared to fiscal year 2006. Gross profit, as a percentage of net sales, was 52.1% in 2007 compared to 52.6% in 2006. The gross profit margin for continuing operations in fiscal year 2006 was higher than the gross profit margin for the stand-alone consumer products business due to the impact of the accounting for intercompany transactions with Sally Holdings (0.9%). After the Separation, Sally Holdings is a third-party customer of the company and transactions with Sally Holdings are no longer eliminated. In addition, the gross profit margin in fiscal year 2007 was positively affected by favorable product mix.

Advertising, marketing, selling and administrative expenses in fiscal year 2007 increased $36.1 million or 5.8%. The increase was driven by higher expenditures for advertising and marketing (4.5%) and higher selling expenses primarily due to the growth of the business (1.1%). These increases were partially offset by lower stock option expense (1.1%) and cost savings realized as a result of the company’s reorganization plan and other restructuring activities. Stock option expense included in advertising, marketing, selling and administrative expenses was substantially lower in fiscal year 2007 compared to fiscal year 2006 as the expense associated with prior year stock option grants was accelerated as of the closing of the Separation and recorded as a component of “restructuring and other.”

Advertising and marketing expenditures were $284.7 million in fiscal year 2007 and $256.9 million in fiscal year 2006. The 10.8% increase in fiscal year 2007 was primarily due to higher advertising and marketing expenditures for TRESemmé (8.9%) and St. Ives (1.5%) and the effect of foreign exchange rates (2.8%). These increases were partially offset by lower advertising and marketing expenditures for Nexxus (2.1%) and Alberto VO5 (0.7%).

The company recorded net interest income of $4.2 million in fiscal year 2007 versus net interest expense of $4.3 million in the prior year. Interest expense was $8.6 million in fiscal year 2007 and $8.9 million for fiscal year 2006. Interest income was $12.8 million in fiscal year 2007 and $4.6 million in fiscal year 2006. The increase in interest income was principally due to higher interest rates and higher cash and short-term investments balances in the current year.

The provision for income taxes as a percentage of earnings from continuing operations before income taxes was 28.1% in 2007 and 27.1% in 2006. The effective tax rate for fiscal year 2007 reflects benefits from changes in certain estimates related to the 2006 tax provision, a reduction in the income tax accrual for certain foreign entities following the expiration of the statute of limitations, the favorable resolutions of certain tax audits and a change in the statutory tax rate for a foreign entity. The effective rate for fiscal year 2006 included the effects of favorable resolutions of certain tax audits, a reduction in the income tax accrual for certain foreign entities following the expiration of the statue of limitations and the expected utilization of additional foreign tax credits. In addition, the provision for income taxes and the effective rate for fiscal year 2007 were affected by the varying tax rates in the jurisdictions in which the company’s restructuring charges were recorded. Similar to fiscal years 2007 and 2006, the effective tax rate in fiscal year 2008 could be affected positively or negatively by the resolution of outstanding tax matters and discrete tax events, including the October, 2007 enactment of new tax laws in Mexico which establish minimum income tax requirements. The company is unable to project with certainty what other discrete tax events may occur, if any, and the potential tax impacts at this time.

Comparison of the Years Ended September 30, 2006 and 2005

Net sales for the year ended September 30, 2006 were $1.40 billion, an increase of 9.6% over the prior year. The effect of foreign exchange rates decreased fiscal year 2006 sales by 0.8%. Organic sales, which exclude the effects of foreign exchange rates, acquisitions and a divestiture, grew 9.8% in fiscal year 2006. Organic sales growth for fiscal year 2006 includes the effect of net sales related to the launch of Nexxus into retail channels in the U.S.

Earnings from continuing operations of $79.5 million in 2006 increased 13.9% from the prior year’s net earnings of $69.8 million. Basic earnings per share from continuing operations of 86 cents in fiscal year 2006 were 10 cents or 13.2% higher than 2005. Diluted earnings per share from continuing operations increased 13.3% to 85 cents in fiscal year 2006 from 75 cents in fiscal year 2005. In fiscal year 2005, the non-cash charge related to the conversion to one class of common stock reduced earnings from continuing operations by $6.8 million and basic and diluted earnings per share from continuing operations by 8 cents. The effect of the non-cash charge on fiscal year 2006 earnings was not material.

Sales of Consumer Packaged Goods in fiscal year 2006 increased 11.3% to $1.22 billion from $1.09 billion in 2005. The 2006 sales increase was principally due to the launch of Nexxus into retail channels (9.0%) and higher sales of TRESemmé shampoos, conditioners and styling products (6.1%), primarily in the U.S. The sales increase in fiscal year 2006 was partially offset by lower sales of Alberto VO5 shampoos and conditioners (2.3%) and St. Ives products (1.1%) and the effect of foreign exchange rates, which decreased sales by 0.3%.

Sales of Cederroth International in fiscal year 2006 decreased 0.3% to $213.5 million from $214.2 million in 2005. The sales decrease was primarily attributable to the effect of foreign exchange rates, which decreased sales by 3.2%. This decrease was partially offset by higher sales for the Soraya skin care business in Poland (2.6%).

Gross profit increased $76.5 million or 11.6% to $736.3 million for fiscal year 2006 compared to fiscal year 2005. Gross profit, as a percentage of net sales, was 52.6% in 2006 compared to 51.7% in 2005. The gross profit margin improvement is primarily attributable to the launch of Nexxus into retail channels, as Nexxus products have a higher gross profit margin.

Advertising, marketing, selling and administrative expenses increased $77.1 million or 14.1% in fiscal year 2006. The increase primarily resulted from higher expenditures for advertising and marketing (7.6%), the recording of stock option expense resulting from the adoption of SFAS No. 123 (R) (2.0%) and higher selling and freight costs associated with the launch of Nexxus into retail channels.

Advertising and marketing expenditures were $256.9 million and $215.3 million in fiscal years 2006 and 2005, respectively. The 19.3% increase in fiscal year 2006 was mainly attributable to increased advertising and marketing expenditures for Nexxus (24.7%) and TRESemmé (4.6%). These increases were partially offset by decreased advertising and marketing expenditures for Alberto VO5 (5.7%) and St. Ives (3.6%) and the effect of foreign exchange rates (0.8%).

Interest expense, net of interest income, was $4.3 million and $6.5 million in fiscal years 2006 and 2005, respectively. Interest expense was $8.9 million in both fiscal years 2006 and 2005. Interest income was $4.6 million in fiscal year 2006 and $2.4 million in fiscal year 2005. The increase in interest income in fiscal year 2006 was principally due to higher interest rates and higher balances of cash and short-term investments.

The provision for income taxes as a percentage of earnings from continuing operations before income taxes was 27.1% in 2006 and 28.0% in 2005. The effective tax rate for fiscal year 2006 reflects benefits from the favorable resolutions of certain tax audits, a reduction in the income tax accrual for certain foreign entities following the expiration of the statute of limitations and the expected utilization of additional foreign tax credits. The effective rate for fiscal year 2005 included the effects of the expected utilization of additional foreign tax credits and foreign net operating losses.

Financial Condition

Working capital at September 30, 2007 was $441.5 million, an increase of $58.8 million from the prior year’s working capital of $382.7 million, excluding current assets and liabilities of discontinued operations. The increase in working capital in fiscal year 2007 was primarily generated from operations, cash received from exercises of employee stock options and cash proceeds from the sales of the corporate airplane and the company’s 1/8th interest in a fractional-ownership NetJets airplane, partially offset by an increase in the current portion of long-term debt due to the reclassification of the company’s $120 million of debentures from long-term debt to a current liability (see the “Liquidity and Capital Resources” section of MD&A), as well as cash outlays for capital expenditures and cash dividends. The September 30, 2007 ratio of current assets to current liabilities of 2.06 to 1.00 decreased from last year’s ratio of 2.38 to 1.00, primarily due to the $120 million debt reclassification.

Cash, cash equivalents and short-term investments increased $150.3 million to $348.7 million during fiscal year 2007 primarily due to cash flows provided by operating activities ($99.0 million), cash received from exercises of employee stock options ($70.9 million) and cash received in connection with the sales of the corporate airplane and the company’s 1/8th interest in a fractional-ownership NetJets airplane ($27.4 million), partially offset by cash outlays for capital expenditures ($59.9 million) and dividends ($16.0 million).

Receivables, less allowance for doubtful accounts, increased 18.2% to $289.1 million from $244.6 million last year. Trade receivables increased $40.8 million primarily due to a 10.6% constant dollar sales increase in the fourth quarter of fiscal year 2007 as compared to the fourth quarter of fiscal year 2006, the effect of foreign exchange rates and the timing of customer payments. Other receivables increased $3.7 million during fiscal year 2007 primarily due to increased interest receivable on cash equivalents and short-term investments.

Net property, plant and equipment increased $13.2 million to $224.5 million at September 30, 2007. The increase resulted primarily from capital expenditures related to the company’s new manufacturing facility in Jonesboro, AR and other office facilities and warehouse expansions, as well as the effect of foreign exchange rates, partially offset by the sales of the corporate airplane and the company’s 1/8th interest in a fractional-ownership NetJets airplane, as well as depreciation during fiscal year 2007.

Goodwill increased $9.8 million to $213.7 million during fiscal year 2007 mainly due to additional purchase price recorded related to the Nexxus acquisition and the effect of foreign exchange rates.

Other assets increased $14.1 million or 21.4% during fiscal year 2007 to $80.1 million, principally due to the reclassification of deferred tax assets following the elimination of significant deferred tax liabilities since September 30, 2006 (see below for further discussion of the deferred tax liability changes). These deferred tax assets were previously netted against the company’s long-term deferred tax liability on the consolidated balance sheet.

The $120.1 million increase in the current portion of long-term debt during fiscal year 2007, as well as the $119.6 million decrease in long-term debt, resulted primarily from the reclassification of the company’s $120 million of 6.375% debentures from long-term debt to a current liability (see the “Liquidity and Capital Resources” section of MD&A).

Accounts payable increased $24.8 million during fiscal year 2007 to $150.4 million mainly due to higher advertising payables and the timing of vendor payments, as well as the effect of foreign exchange rates.

Income taxes payable and deferred income taxes decreased $4.5 million to $27.6 million at September 30, 2007. In the second quarter of fiscal year 2007, significant deferred tax liabilities became currently payable and were subsequently paid in connection with the sale of the corporate airplane and as a result of the recognition of a gain for income tax purposes in connection with the Separation related to a deferred intercompany transaction between the company and one of its affiliates. These decreases resulted in the need to reclassify the remaining net long-term deferred tax assets to other assets in accordance with SFAS No. 109, “Accounting for Income Taxes.” These deferred tax assets were previously netted against the company’s long-term deferred tax liability on the consolidated balance sheet. In addition, the tax-related liabilities were also affected by the company’s earnings from continuing operations in fiscal year 2007 and the timing of tax payments.

Stock options subject to redemption of $10.4 million as of September 30, 2007 represent the intrinsic value as of November 5, 2003 of currently outstanding stock options which were modified on that date as a result of the company’s conversion to one class of common stock. This amount has been classified outside of stockholders’ equity because the company’s stock option plans contain a contingent cash settlement provision upon the occurrence of certain change in control events which are not solely in control of the company. While the company believes the possibility of occurrence of any such change in control event is remote, this classification is required because the company does not have sole control over such events. The $18.7 million decrease in stock options subject to redemption compared to September 30, 2006 was primarily due to the exercise of the related employee stock options during the period and the conversion of options to New Sally in connection with the Separation. The remaining amount will be reclassified into additional paid-in capital in future periods as the related stock options are exercised or canceled.

Common stock decreased from $21.7 million at September 30, 2006 to $981,000 at September 30, 2007, primarily as a result of the change in par value of the company’s common stock from 22 cents per share to one cent per share in connection with the Separation.

Additional paid-in capital increased $39.8 million to $380.4 million at September 30, 2007 as a result of paid-in capital recorded for stock option expense and restricted shares (including the charges recorded for the accelerated vesting in connection with the Separation), the issuance of common stock related to the exercise of stock options and other employee incentive plans, the change in par value of common stock as discussed in the preceding paragraph and the reclassification of $18.7 million from stock options subject to redemption back into additional paid-in capital as discussed above, partially offset by the retirement of treasury stock in connection with the Separation (as discussed further below).

Retained earnings decreased from $1.5 billion at September 30, 2006 to $585.1 million at September 30, 2007 due to the effect of the Separation and the payment of $16.0 million of regular quarterly cash dividends, partially offset by net earnings for fiscal year 2007.

Accumulated other comprehensive income was $6.9 million at September 30, 2007 compared to $3.0 million at September 30, 2006. This change was primarily due to the strengthening of certain foreign currencies versus the U.S. dollar, particularly the Swedish krona, British pound, Australian dollar and Canadian dollar, partially offset by the effect of the Separation.

The treasury stock balance of $102.7 million at September 30, 2006 was reduced to zero at September 30, 2007. All shares held in treasury were effectively retired at November 16, 2006 because they did not convert from Old Alberto-Culver shares to New Alberto-Culver shares as part of the closing of the Separation.

Liquidity and Capital Resources

The company’s primary source of cash over the past three years has been from funds provided by operating activities which provided cash of $99.0 million, $91.1 million and $68.9 million in fiscal years 2007, 2006 and 2005, respectively. In addition, the company has received a total of $128.2 million of proceeds from exercises of stock options during the three-year period ended September 30, 2007. The primary uses of cash during the three-year period ended September 30, 2007 were $148.6 million for capital expenditures, $102.2 million for cash dividends and $71.6 million for acquisitions.

Cash Provided by Operating Activities—Net cash provided by operating activities increased by $7.9 million to $99.0 million in fiscal year 2007 compared to fiscal year 2006 primarily due to a significant reduction in amounts used for overall working capital. This improvement was partially offset by cash payments in connection with the company’s restructuring plan, primarily related to severance, as well as the payment of significant income tax obligations in connection with the sale of the corporate airplane. Net cash provided by operating activities increased by $22.2 million to $91.1 million in fiscal year 2006 from $68.9 million in fiscal year 2005. This change was primarily due to the timing of customer receipts and payments to vendors as well as higher cash flows related to increased sales and earnings from continuing operations.

Cash Used by Investing Activities—Net cash used by investing activities was $194.1 million, $83.7 million and $74.4 million during fiscal years 2007, 2006 and 2005, respectively. The net cash used by investment activities included capital expenditures of $59.9 million, $50.0 million and $38.8 million in fiscal years 2007, 2006 and 2005, respectively, primarily due to outlays for manufacturing equipment, office facilities and warehouse expansions. The fiscal year 2007 capital expenditures include $18.6 million related to the company’s new manufacturing facility in Jonesboro, AR, while the fiscal year 2006 amount includes $14.1 million related to a new Midwest warehouse. In addition, cash spent for acquisitions was $6.8 million, $4.6 million and $60.2 million in fiscal years 2007, 2006 and 2005, respectively, principally related to the May, 2005 acquisition of Nexxus. Proceeds from disposals of assets in fiscal year 2007 includes $27.4 million related to the sales of the corporate airplane and the company’s 1/8th interest in a fractional-ownership NetJets airplane. Net cash used by investing activities was also affected by the purchases and sales of short-term investments in each fiscal year.

Cash Provided (Used) by Financing Activities—Net cash provided by financing activities was $62.8 million in fiscal year 2007 compared to net cash used by financing activities of $12.0 million and $17.8 million in fiscal years 2006 and 2005, respectively. Proceeds from the exercise of stock options were $70.9 million, $31.0 million and $26.3 million in fiscal years 2007, 2006 and 2005, respectively. Cash dividends paid were $16.0 million, $45.4 million and $40.8 million in fiscal years 2007, 2006 and 2005, respectively. Net cash provided (used) by financing activities was also affected by changes in the book cash overdraft balance in each fiscal year and excess tax benefits from stock option exercises in fiscal years 2007 and 2006.

In connection with the Separation, the company’s shareholders received a $25.00 per share special cash dividend for each share of common stock owned as of November 16, 2006. In addition to the special cash dividend, the company paid cash dividends on common stock of $.165 per share in fiscal year 2007. Cash dividends paid on common stock were $.49 per share in 2006 and $.445 per share in 2005.

The company anticipates that its existing cash and investment balances, along with cash flows from operations and available credit, will be sufficient to fund the possible put of the $120 million debentures, as discussed below, and operating requirements in future years. During fiscal year 2008, the company expects that cash will continue to be used for capital expenditures, new product development, market expansion, dividend payments, payments related to restructuring plans and, if applicable, acquisitions. The company may also purchase shares of its common stock depending on market conditions and subject to certain restrictions related to the New Alberto-Culver share distribution in connection with the Separation.

On November 12, 2006, the board of directors authorized the company to purchase up to 5 million shares of common stock. This new authorization replaced the previous authorization to purchase Old Alberto-Culver common stock. No shares have been purchased under this authorization as of September 30, 2007. Purchases of the company’s common stock may be made depending on various factors including market conditions, share price and other alternative uses of cash such as acquisitions. No shares of common stock were purchased in fiscal years 2007, 2006 and 2005. During fiscal years 2007, 2006 and 2005, the company acquired $884,000, $1.6 million and $2.0 million, respectively, of common stock surrendered by employees in connection with the payment of withholding taxes as provided under the terms of certain incentive plans. In addition, during fiscal years 2007, 2006 and 2005, the company acquired $79,000, $645,000 and $632,000, respectively, of common stock surrendered by employees to pay the exercise price of stock options. All shares acquired under these plans are not subject to the company’s stock repurchase program.

The company has obtained long-term financing as needed to fund acquisitions and other growth opportunities. Funds also may be obtained prior to their actual need in order to take advantage of opportunities in the debt markets. The company has a $300 million revolving credit facility which had no borrowings outstanding at September 30, 2007 or 2006. The facility may be drawn in U.S. dollars or certain foreign currencies. Under debt covenants, the company has sufficient flexibility to incur additional borrowings as needed. On November 13, 2006, the company amended the revolving credit facility to include a waiver for any covenants that may have been violated as a result of the Separation and extended the facility to November 13, 2011. The amended facility includes a new covenant that limits the company’s ability to purchase its common stock or pay dividends if the cumulative stock repurchases plus cash dividends exceeds $250 million plus 50% of “consolidated net income” (as defined in the credit agreement) commencing January 1, 2007.

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

The company’s $120 million of 6.375% debentures are due June 15, 2028. The company has the option to redeem the debentures at any time, in whole or in part, at a price equal to 100% of the principal amount plus accrued interest and, if applicable, a make-whole premium. In addition, the debentures are subject to repayment, in whole or in part, on June 15, 2008 at the option of the holders. In accordance with SFAS No. 78, “Classification of Obligations That Are Callable by the Creditor – an amendment of ARB No. 43, Chapter 3A,” the $120 million has been classified as a current liability on the company’s September 30, 2007 consolidated balance sheet. If the holders do not demand repayment of the debentures on June 15, 2008, the $120 million will be reclassified back to long-term debt on the company’s June 30, 2008 consolidated balance sheet.

The company is in compliance with the covenants and other requirements of its revolving credit agreement and 6.375% debentures. Additionally, the revolving credit agreement and the 6.375% debentures do not include credit rating triggers or subjective clauses that would accelerate maturity dates.

The company’s primary contractual cash obligations are long-term debt and operating leases. The following table is a summary of contractual cash obligations and commitments outstanding by future payment dates at September 30, 2007:

	Payments Due by Period
(In thousands)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt, including capital lease and interest obligations (1)	$126,190	1,333	311	913	128,747
Operating leases (2)	12,830	14,560	8,495	1,104	36,989
Other long-term obligations (3)	5,553	4,597	2,202	18,081	30,433

Total	$144,573	20,490	11,008	20,098	196,169

(1)	The company’s $120 million of 6.375% debentures are due in June, 2028, but are subject to repayment, at the option of the holders, in June, 2008. In the above table, the timing of the principal and interest payments on the $120 million debentures assumes the holders will require repayment of the debentures in June, 2008.
(2)	In accordance with GAAP, these obligations are not reflected in the accompanying consolidated balance sheets.
(3)	Other long-term obligations principally represent commitments under various acquisition related agreements including non-compete, consulting and severance agreements and deferred compensation arrangements, as well as commitments under the restructuring plan. These obligations are included in accrued expenses and other liabilities in the accompanying consolidated balance sheets. The above amounts do not include additional consideration of up to $43.4 million that may be paid over the next eight years based on a percentage of sales of Nexxus branded products in accordance with the Nexxus purchase agreement.

Off-Balance Sheet Financing Arrangements

At September 30, 2007 and 2006, the company had no off-balance sheet financing arrangements other than operating leases incurred in the ordinary course of business as disclosed in note 12 to the consolidated financial statements and outstanding standby letters of credit primarily related to various insurance programs which totaled $33.7 million and $31.7 million, respectively, at September 30, 2007 and 2006. The company does not have significant other unconditional purchase obligations or commercial commitments.

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

Quantitative and Qualitative Disclosures About Market Risk

As a multinational corporation that manufactures and markets products in countries throughout the world, the company is subject to certain market risks including foreign currency fluctuations, interest rates and government actions. The company considers a variety of practices to manage these market risks, including, when deemed appropriate, the occasional use of derivative financial instruments. The company uses derivative financial instruments only for risk management and does not use them for trading or speculative purposes. At September 30, 2007, the company had no material derivative financial instruments outstanding.

The company is exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. The company’s primary exposures are to changes in exchange rates for the U.S. dollar versus the Swedish krona, British pound sterling, Canadian dollar, Euro, Australian dollar, Argentine peso and Mexican peso. The company’s various currency exposures at times offset each other providing a natural hedge against currency risk. Periodically, specific foreign currency transactions (e.g., inventory purchases, intercompany transactions, etc.) are hedged with forward contracts to reduce the foreign currency risk. Gains and losses on these foreign currency hedges are included in the basis of the underlying hedged transactions. At September 30, 2007, the company had no material outstanding foreign currency contracts.

The company considers combinations of fixed rate and variable rate debt, along with varying maturities, in its management of interest rate risk. At September 30, 2007, the company had no variable rate long-term debt outstanding.

The company has periodically used interest rate swaps to manage interest rate risk on debt securities. These instruments allow the company to exchange fixed rate debt into variable rate or variable rate debt into fixed rate. Interest rate differentials paid or received on these arrangements are recognized as adjustments to interest expense over the life of the agreement. At September 30, 2007, the company had no interest rate swaps outstanding.

The company’s expected maturities by fiscal year of existing long-term fixed rate debt at September 30, 2007 are as follows (in thousands):

2008	$120,636	*
2009	620
2010	546
2011	139
Thereafter	772

Total	$122,713	**

*	The company’s $120 million of 6.375% debentures are due in June, 2028, but are subject to repayment, at the option of the holders, in June, 2008. In the above amounts, the timing of the principal payments on the $120 million debentures assumes the holders will require repayment of the debentures in June, 2008.
**	The average interest rate for total debt of $122.7 million was 6.35%. The company had no short-term borrowings outstanding at September 30, 2007.

The company is exposed to credit risk on certain assets, primarily cash equivalents, short-term investments and accounts receivable. The credit risk associated with cash equivalents and short-term investments is mitigated by the company’s policy of investing in a diversified portfolio of securities with high credit ratings.

The company provides credit to customers in the ordinary course of business and performs ongoing credit evaluations. The company’s exposure to concentrations of credit risk with respect to trade receivables is mitigated by the company’s broad customer base. The company’s largest customer, Wal-Mart Stores, Inc. and its affiliated companies, accounted for approximately 21%, 20% and 19% of net sales during fiscal years 2007, 2006 and 2005, respectively. The company believes its allowance for doubtful accounts is sufficient to cover customer credit risks.

New Accounting Pronouncements

In July, 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the recognition threshold and measurement requirements for tax positions taken or expected to be taken in tax returns and provides guidance on the related classification and disclosure. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. Accordingly, the company will adopt FIN No. 48 during the first quarter of fiscal year 2008. The company is currently evaluating the effects that the adoption of FIN No. 48 will have on its consolidated financial statements.

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

Valuation of Inventories—When necessary, the company provides allowances to adjust the carrying value of inventories to the lower of cost or market, including costs to sell or dispose. Estimates of the future demand for the company’s products, anticipated product re-launches, changes in formulas and packaging and reductions in stock-keeping units are among the factors used by management in assessing the net realizable value of inventories. Actual results differing from these estimates could significantly affect the company’s inventories and cost of products sold.

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

Stock-Based Compensation—Effective October 1, 2005, the company adopted SFAS No. 123 (R) using the modified prospective method. Under this method, compensation expense is recognized for new stock option grants beginning in fiscal year 2006 and for the unvested portion of outstanding stock options that were granted prior to the adoption of SFAS No. 123 (R). The company recognizes compensation expense on a straight-line basis over the vesting period or to the date a participant becomes eligible for retirement, if earlier. The amount of stock option expense is determined based on the fair value of each stock option grant, which is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: expected life, expected volatility, risk-free interest rate and dividend yield. The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding. The company estimates the expected life based on historical exercise trends. The company estimates expected volatility based primarily on the historical volatility of the company’s common stock. For stock-option grants during fiscal year 2007 following the Separation, the company’s estimate of expected volatility also takes into consideration the company’s implied volatility and the historical volatility of a group of peer companies. The estimate of the risk-free interest rate is based on the U.S. Treasury bill rate for the expected life of the stock options. The dividend yield represents the company’s anticipated cash dividend over the expected life of the stock options. The amount of stock option expense recorded is significantly affected by these estimates. In addition, the company records stock option expense based on an estimate of the total number of stock options expected to vest, which requires the company to estimate future forfeitures. The company uses historical forfeiture experience as a basis for this estimate. Actual forfeitures differing from these estimates could significantly affect the timing of the recognition of stock option expense.

Reconciliation of Non-GAAP Financial Measures

A reconciliation of “organic sales growth” to its most directly comparable financial measure under GAAP for the fiscal years ended September 30, 2007 and 2006 is as follows:

	2007	2006
Net sales growth, as reported	10.2%	9.6%
Effect of foreign exchange rates	(3.0)	0.8
Effect of acquisitions	—	(0.9)
Effect of divestiture	—	0.3

Organic sales growth*	7.2%	9.8%

*	Organic sales growth includes net sales related to the retail launch of Nexxus. In addition, organic sales growth for fiscal year 2007 includes the effect of net sales to Sally Holdings after the November 16, 2006 closing of the Separation. In fiscal year 2006, all transactions with Sally Holdings were considered intercompany and the elimination of these intercompany sales is classified as part of continuing operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required for this Item is included in the section entitled “Quantitative and Qualitative Disclosures About Market Risk,” included within Item 7 of this Annual Report on Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Earnings

Alberto-Culver Company & Subsidiaries

	Year ended September 30,
(In thousands, except per share data)	2007	2006	2005
Net sales	$1,541,581	1,398,901	1,276,924
Cost of products sold	739,124	662,560	617,076

Gross profit	802,457	736,341	659,848
Advertising, marketing, selling and administrative expenses	659,010	622,940	545,823
Restructuring and other (note 4)	34,645	—	—
Non-cash charge related to conversion to one class of common stock (note 5)	—	4	10,456

Operating earnings	108,802	113,397	103,569
Interest expense (income), net of interest expense of $8,554 in 2007 and interest income of $4,633 in 2006 and $2,421 in 2005	(4,160)	4,322	6,534

Earnings from continuing operations before provision for income taxes	112,962	109,075	97,035
Provision for income taxes	31,735	29,560	27,196

Earnings from continuing operations	81,227	79,515	69,839
Earnings (loss) from discontinued operations, net of income taxes (note 3)	(2,963)	125,806	141,062

Net earnings	$78,264	205,321	210,901

Basic earnings (loss) per share:
Continuing operations	$0.85	0.86	0.76
Discontinued operations	(0.03)	1.36	1.55

Total	$0.82	2.22	2.31

Diluted earnings (loss) per share:
Continuing operations	$0.83	0.85	0.75
Discontinued operations	(0.03)	1.35	1.52

Total	$0.80	2.20	2.27

Weighted average shares outstanding:
Basic	95,896	92,426	91,451
Diluted	98,358	93,485	92,838

Cash dividends per share, including special cash dividend paid in connection with the Separation in 2007	$25.165	.49	.445

See accompanying notes to the consolidated financial statements.

Consolidated Balance Sheets

Alberto-Culver Company & Subsidiaries

	September 30,
(In thousands, except share data)	2007	2006
Assets
Current assets:
Cash and cash equivalents	$93,062	98,894
Short-term investments	255,600	99,485
Receivables, less allowance for doubtful accounts of $4,710 at September 30, 2007 and $3,867 at September 30, 2006	289,077	244,594
Inventories:
Raw materials	45,199	50,726
Work-in-process	8,435	6,685
Finished goods	135,503	127,778

Total inventories	189,137	185,189
Other current assets	30,662	31,447
Current assets of discontinued operations	—	764,301

Total current assets	857,538	1,423,910
Property, plant and equipment:
Land	23,584	20,958
Buildings and leasehold improvements	139,502	112,184
Machinery and equipment	315,454	316,982

Total property, plant and equipment	478,540	450,124
Accumulated depreciation	254,046	238,833

Property, plant and equipment, net	224,494	211,291
Goodwill	213,667	203,891
Trade names	111,790	107,512
Other assets	80,071	65,937
Non-current assets of discontinued operations	—	565,165

Total assets	$1,487,560	2,577,706

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$120,636	585
Accounts payable	150,388	125,546
Accrued expenses	137,109	135,752
Income taxes	7,917	15,029
Current liabilities of discontinued operations	—	299,962

Total current liabilities	416,050	576,874
Long-term debt	2,077	121,701
Deferred income taxes	19,701	17,046
Other liabilities	65,961	65,371
Non-current liabilities of discontinued operations	—	37,785

Total liabilities	503,789	818,777
Stock options subject to redemption	10,407	29,148
Stockholders’ equity:
Preferred stock, par value $.01 per share, authorized 50,000,000 shares at September 30, 2007, none issued	—	—
Common stock, par value $.01 per share at September 30, 2007 and $.22 per share at September 30, 2006, authorized 300,000,000 shares; issued 98,057,020 at September 30, 2007 and 98,470,287 at September 30, 2006	981	21,663
Additional paid-in capital	380,372	340,594
Retained earnings	585,143	1,467,224
Accumulated other comprehensive income	6,868	3,035

	973,364	1,832,516
Less treasury stock, at cost (5,230,808 shares at September 30, 2006)	—	(102,735)

Total stockholders’ equity	973,364	1,729,781

Total liabilities and stockholders' equity	$1,487,560	2,577,706

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Cash Flows

Alberto-Culver Company & Subsidiaries

	Year ended September 30,
(In thousands)	2007	2006	2005
Cash Flows from Operating Activities:
Net earnings	$78,264	205,321	210,901
Less: Earnings (loss) from discontinued operations	(2,963)	125,806	141,062

Earnings from continuing operations	81,227	79,515	69,839
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation	28,824	24,642	23,420
Amortization of other assets and unearned compensation	2,811	3,403	2,774
Restructuring and other - non-cash charges (note 4)	14,053	—	—
Restructuring and other - gain on sale of assets (note 4)	(5,894)	—	—
Non-cash charge related to conversion to one class of common stock (note 5)	—	4	10,456
Stock option expense (note 9)	3,741	10,763	—
Deferred income taxes	(21,064)	2,196	677
Cash effects of changes in (excluding acquisitions and divestitures):
Receivables, net	(26,635)	(15,270)	(24,223)
Inventories	4,168	(13,424)	(13,751)
Other current assets	2,842	(5,497)	(1,665)
Accounts payable and accrued expenses	15,096	4,761	(14,386)
Income taxes	4,657	(905)	9,137
Other assets	(897)	(2,786)	(8,595)
Other liabilities	(3,914)	3,736	15,192

Net cash provided by operating activities	99,015	91,138	68,875

Cash Flows from Investing Activities:
Proceeds from sales of short-term investments	661,766	278,615	258,410
Payments for purchases of short-term investments	(817,881)	(313,300)	(242,906)
Capital expenditures	(59,862)	(49,998)	(38,783)
Payments for purchased businesses, net of acquired companies’ cash (note 11)	(6,770)	(4,583)	(60,247)
Proceeds from disposals of assets	28,598	5,523	9,079

Net cash used by investing activities	(194,149)	(83,743)	(74,447)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	983	955	241
Repayments of long-term debt	(624)	(2,839)	(401)
Change in book cash overdraft	(967)	4,074	(1,124)
Proceeds from exercises of stock options	70,902	30,971	26,322
Excess tax benefit from stock option exercises	9,485	1,811	—
Cash dividends paid	(16,049)	(45,379)	(40,780)
Stock purchased (note 8)	(884)	(1,553)	(2,010)

Net cash provided (used) by financing activities	62,846	(11,960)	(17,752)

Effect of foreign exchange rate changes on cash and cash equivalents	8,680	5,278	(1,717)
Net cash provided (used) by continuing operations	(23,608)	713	(25,041)

Consolidated Statements of Cash Flows (continued)

Alberto-Culver Company & Subsidiaries

	Year ended September 30,
(In thousands)	2007	2006	2005
Discontinued Operations:
Net cash provided (used) by operating activities of discontinued operations	(3,832)	165,945	140,566
Net cash used by investing activities of discontinued operations	(67,958)	(52,263)	(126,109)
Net cash used by financing activities of discontinued operations—special cash dividend paid in connection with the Separation	(2,342,188)	—	—
Net cash provided (used) by financing activities of discontinued operations—other	2,324,395	(10,495)	15,345
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	(212)	(1,126)	(105)

Net cash provided (used) by discontinued operations	(89,795)	102,061	29,697

Net increase (decrease) in cash and cash equivalents	(113,403)	102,774	4,656
Cash and cash equivalents beginning of year, including cash and cash equivalents of discontinued operations	206,465	103,691	99,035

Cash and cash equivalents at end of year, including cash and cash equivalents of discontinued operations	$93,062	206,465	103,691

Supplemental Cash Flow Information:
Cash paid for:
Interest	$8,119	9,763	9,928
Income taxes	$69,305	94,006	103,342

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

Alberto-Culver Company & Subsidiaries

	Number of Shares		Dollars
(In thousands)	Common Stock Issued	Treasury Stock	Common Stock Issued	Additional Paid-in Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance at September 30, 2004	98,470	(7,706)	$21,663	$324,674	$1,137,161	$(3,835)	$(18,136)	$(147,821)	$1,313,706

Comprehensive income:
Net earnings					210,901				210,901
Foreign currency translation							3,037		3,037

Total									213,938
Cash dividends					(40,780)				(40,780)
Stock options exercised		1,233		6,260				23,449	29,709
Stock issued pursuant to employee incentive plans, net		27		681				531	1,212
Restricted stock issued, net		12		705		(932)		227	—
Restricted stock amortization						1,414			1,414
Directors’ deferred compensation						(74)			(74)
Conversion to one class of common stock				14,507					14,507
Stock purchased for treasury		(45)						(2,010)	(2,010)

Balance at September 30, 2005	98,470	(6,479)	21,663	346,827	1,307,282	(3,427)	(15,099)	(125,624)	1,531,622

Comprehensive income:
Net earnings					205,321				205,321
Foreign currency translation							18,134		18,134

Total									223,455
Cash dividends					(45,379)				(45,379)
Stock options exercised		1,245		8,812				23,970	32,782
Stock issued pursuant to employee incentive plans, net		7		176				134	310
Reclassification of restricted stock unearned compensation				(2,992)		2,992			—
Restricted stock issued, net		42		(813)				813	—
Restricted stock amortization				1,779					1,779
Directors’ deferred compensation						(40)			(40)
Repurchase of Alberto-Culver common stock from directors’ deferred compensation rabbi trust		(11)				475		(475)	—
Conversion to one class of common stock				4					4
Stock purchased for treasury		(35)						(1,553)	(1,553)
Stock option expense				15,949					15,949
Reclassification of stock options subject to redemption, net				(29,148)					(29,148)

Balance at September 30, 2006	98,470	(5,231)	21,663	340,594	1,467,224	—	3,035	(102,735)	1,729,781

Comprehensive income:
Net earnings					78,264				78,264
Foreign currency translation							22,022		22,022
Reclassification adjustment due to the recognition in net earnings of foreign currency translation loss in connection with the liquidation of a foreign legal entity							1,355		1,355
Minimum pension liability, net of income taxes of $716							(1,546)		(1,546)

Total									100,095
Cash dividends					(16,049)				(16,049)
Stock options exercised	4,090	444	41	71,609				8,737	80,387
Stock issued pursuant to employee incentive plans, net	9			171					171
Restricted stock issued, net	266		3	(3)					—
Restricted stock amortization				1,037					1,037
Directors’ deferred compensation	5			108					108
Stock purchased		(17)		(8)				(876)	(884)
Stock option expense				4,029					4,029
Reclassification of stock options subject to redemption				18,741					18,741
Other		21		652			(912)	415	155
Changes in connection with the Separation:
Retirement of treasury stock	(4,783)	4,783	(1,052)	(93,407)				94,459	—
Change in par value			(19,674)	19,674					—
Sally separation					1,397,892		(17,086)		1,380,806
Special cash dividend paid					(2,342,188)				(2,342,188)
Acceleration of vesting of stock options and restricted shares				17,175					17,175

Balance at September 30, 2007	98,057	—	$981	$380,372	$585,143	$—	$6,868	$—	$973,364

See accompanying notes to the consolidated financial statements.

Notes to the Consolidated Financial Statements

Alberto-Culver Company & Subsidiaries

(1) Description of Business and Basis of Presentation

Alberto-Culver Company and its subsidiaries (the company or New Alberto-Culver) operate two businesses: Consumer Packaged Goods and Cederroth International. The Consumer Packaged Goods business (formerly known as Alberto-Culver Consumer Products Worldwide) develops, manufactures, distributes and markets branded beauty care products as well as branded food and household products in the United States and more than 100 other countries. Cederroth International manufactures, markets and distributes beauty and health care products throughout Scandinavia and in other parts of Europe. Prior to the Separation, these two businesses were aggregated into the Global Consumer Products segment for reporting purposes.

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

As more fully described in note 3, on November 16, 2006 the company separated into two publicly-traded companies: New Alberto-Culver, which owns and operates the consumer products business, and Sally Beauty Holdings, Inc. (New Sally) which owns and operates Sally Holdings’ beauty supply distribution business.

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

(2) Summary of Significant Accounting Policies

Financial Instruments

Highly liquid investments with an original maturity of three months or less at the time of purchase are considered to be cash equivalents. These investments are stated at cost which approximates market value.

The company regularly invests in auction rate securities which typically are bonds with long-term maturities that have interest rates which reset at intervals of up to 35 days through an auction process. These investments are classified as available for sale short-term investments in the consolidated balance sheets.

The carrying amounts of short-term investments, accounts receivable and accounts payable approximate fair value due to the short maturities of these financial instruments. The carrying amount of long-term debt, including current maturities, also approximates fair value at September 30, 2007. Fair value estimates are calculated using the present value of the projected debt cash flows based on the current market interest rates of comparable debt instruments.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded for the value of sales to customers and do not bear interest. The receivables are stated net of the allowance for doubtful accounts and other allowances such as estimated cash discounts. In the consolidated statements of earnings, bad debt expense is included in advertising, marketing, selling and administrative expenses and changes in other allowances are included as components of net sales. Trade accounts receivable were $276.9 million and $236.1 million at September 30, 2007 and 2006, respectively.

The determination of the allowance for doubtful accounts requires management to estimate future collections of trade accounts receivable. Management records the allowance for doubtful accounts based on historical collection statistics and current customer credit information.

Inventories and Cost of Products Sold

Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value). When necessary, the company provides allowances to adjust the carrying value of inventories to the lower of cost or market, including costs to sell or dispose. Estimates of the future demand for the company’s products, anticipated product re-launches, changes in formulas and packaging and reductions in stock-keeping units are some of the key factors used by management in assessing the net realizable value of inventories.

Inventories and cost of products sold include raw material and packaging costs, the cost of merchandise purchased from suppliers, direct expenses incurred to manufacture products and indirect expenses, including such items as purchasing, receiving, quality control, package engineering and production planning.

Property, Plant and Equipment

Property, plant and equipment are carried at cost. Depreciation is recorded primarily on the straight-line method over the estimated useful lives of the respective classes of assets. Buildings and building improvements are depreciated over periods of 20 to 40 years. Leasehold improvements are depreciated over the shorter of the estimated useful lives of the assets or the terms of the related leases. The depreciation of machinery and equipment is over periods of two to fifteen years. Expenditures for maintenance and repairs are expensed as incurred. Upon the occurrence of significant events or changes affecting property, plant and equipment, the company assesses the recoverability of the carrying amounts in order to determine if an impairment may exist.

Goodwill and Trade Names

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the company determined that its trade names have indefinite lives. Goodwill and trade names are tested for impairment annually or more frequently if significant events or changes indicate possible impairment in accordance with SFAS No. 142. For goodwill impairment testing purposes, the fair values of reporting units are generally estimated based on the company’s best estimate of the present value of expected future cash flows and are compared with the corresponding carrying value of the reporting unit, including goodwill. For trade name impairment testing purposes, the fair values are generally estimated using a valuation model that incorporates the company’s best estimate of expected future sales and are compared with the corresponding carrying value of the trade name.

The changes in the carrying amounts of goodwill by operating segment for the fiscal years ended September 30, 2007 and 2006 are as follows:

(In thousands)	Consumer Packaged Goods	Cederroth International	Total
Balance at September 30, 2005	$141,321	56,286	197,607

Additions	4,885	—	4,885
Foreign currency translation	(624)	2,023	1,399

Balance at September 30, 2006	145,582	58,309	203,891

Additions	6,711	—	6,711
Foreign currency translation	490	2,575	3,065

Balance at September 30, 2007	$152,783	60,884	213,667

The increases in Consumer Packaged Goods’ goodwill in fiscal years 2006 and 2007 were a result of additional consideration related to the acquisition of Nexxus Products Company (Nexxus).

Indefinite-lived trade names by operating segment at September 30, 2007 and 2006 are as follows:

(In thousands)	2007	2006
Consumer Packaged Goods	$74,782	74,820
Cederroth International	37,008	32,692

	$111,790	107,512

The increase in Cederroth International’s trade names was primarily due to the effect of foreign exchange rates.

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

Revenue Recognition

The company recognizes revenue on merchandise shipped to customers when title and risk of loss pass to the customer. Provisions for sales returns and cash discounts are made in the period the sales are recorded. Sales returns and allowances were approximately 2% of net sales in fiscal years 2007, 2006 and 2005.

Sales Incentives

Sales incentives include consumer coupons and trade promotion activities such as advertising allowances, off-shelf displays, customer specific coupons, new item distribution allowances, listing fees and temporary price reductions. Sales incentives amounted to $255.8 million, $238.9 million and $215.8 million in fiscal years 2007, 2006 and 2005, respectively, and were classified as reductions of net sales in the consolidated statements of earnings.

The company records accruals for sales incentives based on estimates of the ultimate cost of each program. The company tracks its commitments for sales incentive programs and, using historical experience, records an accrual at the end of each period for the estimated incurred, but unpaid cost of these programs.

Shipping and Handling

Shipping and handling costs related to freight and distribution expenses for delivery directly to customers are included in advertising, marketing, selling and administrative expenses in the consolidated statements of earnings and amounted to $94.8 million, $92.9 million and $85.1 million in fiscal years 2007, 2006 and 2005, respectively. All other shipping and handling costs are included in cost of products sold.

Vendor Allowances

Vendor allowances received by the company are reflected as reductions of the purchase price of the vendor’s product and are included in inventories and cost of products sold.

Certain vendor allowances are in the form of rebates which are earned based upon purchase volumes over specified periods of time. Rebates are accrued on purchases when it is probable the rebates will be earned and the amounts can be reasonably estimated.

Advertising and Marketing

Advertising and marketing costs are expensed as incurred and amounted to $284.7 million in 2007, $256.9 million in 2006 and $215.3 million in 2005.

Research and Development

Research and development costs are expensed as incurred and amounted to $15.8 million in 2007, $14.9 million in 2006 and $13.4 million in 2005.

Weighted Average Shares Outstanding

The following table provides information about basic and diluted weighted average shares outstanding:

(In thousands)	2007	2006	2005
Basic weighted average shares outstanding	95,896	92,426	91,451
Effect of dilutive securities:
Assumed exercise of stock options	2,443	1,110	1,252
Assumed vesting of restricted stock	237	199	177
Effect of unrecognized stock-based compensation related to future services	(218)	(250)	(42)

Diluted weighted average shares outstanding	98,358	93,485	92,838

The computations of diluted weighted average shares outstanding exclude 1.4 million shares in fiscal year 2007, 2.1 million shares in fiscal year 2006 and 38,000 shares in fiscal year 2005 since the options were anti-dilutive.

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

Stock-Based Compensation

Prior to fiscal year 2006, SFAS No. 123, “Accounting for Stock-Based Compensation,” required either the adoption of a fair value based method of accounting for stock-based compensation or the continuance of the intrinsic value method with pro-forma disclosures as if the fair value method was adopted. The company had elected to measure compensation expense for its stock-based plans using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and, accordingly, no compensation cost related to stock options had been recognized in the consolidated statements of earnings, except for the non-cash charge related to the conversion to one class of common stock discussed in note 5.

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

(3) Discontinued Operations

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

The company has treated the Separation as though it constituted a change in control for purposes of the company’s stock option and restricted stock plans. As a result, in accordance with the terms of these plans, all outstanding stock options and restricted shares of the company became fully vested upon completion of the Separation on November 16, 2006. Included in discontinued operations in fiscal year 2007 is a $5.3 million charge which reflects the amount of future compensation expense that would have been recognized in subsequent periods as the stock options and restricted shares for Sally Holdings employees vested over the original vesting periods.

In connection with the Separation, Michael H. Renzulli, the former Chairman of Sally Holdings, terminated his employment with the company and received certain contractual benefits totaling $4.0 million, which is included in discontinued operations in fiscal year 2007.

The results of discontinued operations for the fiscal years ended September 30, 2007, 2006 and 2005 were as follows:

(In thousands)	2007*	2006	2005
Net sales	$310,753	2,373,100	2,254,307

Transaction expenses and other related costs**	$27,975	58,756	1,456

Earnings before provision for income taxes	$4,858	199,211	227,428
Provision for income taxes	7,821	73,405	86,366

Earnings (loss) from discontinued operations, net of income taxes	$(2,963)	125,806	141,062

*	Primarily includes results through November 16, 2006, as well as favorable adjustments to self-insurance reserves for pre-separation Sally claims retained by the company and tax benefits related to the Sally business.
**	The 2007 amount includes $18.7 million of transaction expenses, $5.3 million related to the acceleration of vesting of stock options and restricted shares held by Sally Holdings employees and $4.0 million of contractual benefits for the former Chairman of Sally Holdings. The entire amounts in 2006 and 2005 reflect transaction expenses, including the $50.0 million termination fee paid to Regis on April 10, 2006.

The components of the assets and liabilities of discontinued operations as of September 30, 2006 were as follows (in thousands):

Current assets:
Cash and cash equivalents	$107,571
Receivables, net	66,690
Inventories	569,458
Other current assets	20,582

$764,301

Non-current assets:
Property and equipment, net	$142,735
Goodwill	364,718
Trade names	35,193
Other assets	22,519

$565,165

Current liabilities:
Current maturities of long-term debt	$503
Accounts payable	176,623
Accrued expenses	114,459
Income taxes	8,377

$299,962

Non-current liabilities:
Long-term debt	$621
Other liabilities	15,574
Deferred income taxes	21,590

$37,785

The Sally Beauty Supply segment of Sally Holdings is a long-standing customer of the company’s consumer products business. In fiscal year 2007, the company’s consumer products business recorded $4.2 million of sales to Sally Holdings prior to November 16, 2006, all of which were eliminated from the consolidated results of the company, because, at the time, the sales represented intercompany transactions. Similarly, during fiscal years 2006 and 2005, the consumer products business had intercompany sales to Sally Holdings of $29.4 million and $28.3 million, respectively. The company continues to have an ongoing customer relationship with New Sally following the Separation.

(4) Restructuring and Other

Restructuring and other expenses during the fiscal year ended September 30, 2007 consist of the following (in thousands):

Severance and other exit costs	$17,056
Non-cash charges related to the acceleration of vesting of stock options and restricted shares in connection with the Separation	12,198
Contractual termination benefits for the former President and Chief Executive Officer in connection with the Separation	9,888
Non-cash charge for the recognition of foreign currency translation loss in connection with the liquidation of a foreign legal entity	1,355
Legal fees and other expenses incurred to assign the company’s trademarks following the closing of the Separation	42
Gain on sale of assets	(5,894)

$34,645

Severance and Other Exit Costs

On November 27, 2006, the company committed to a plan to terminate employees as part of a reorganization following the Separation. In connection with this reorganization plan, on December 1, 2006 the company announced that it expects to close its manufacturing facility in Dallas, Texas. The company’s worldwide workforce is being reduced by approximately 225 employees as a result of the reorganization plan, including 125 employees from the Dallas, Texas manufacturing facility. The changes primarily affect corporate functions or the Consumer Packaged Goods business segment. The company expects to record additional pre-tax restructuring charges of approximately $1.5 million related to this plan in fiscal year 2008, primarily during the first half. These amounts exclude the effect of the sale of the manufacturing facility in Dallas, Texas. Cash payments related to this plan are expected to be substantially completed by the end of the second quarter of fiscal year 2008.

The following table reflects the activity related to the restructuring plan during the fiscal year ended September 30, 2007 (in thousands):

	Initial Charges	Cash Payments & Other Settlements	Liability at September 30, 2007
Severance	$15,405	(12,774)	2,631
Contract termination costs	237	(237)	—
Other	1,414	(1,321)	93

	$17,056	(14,332)	2,724

Acceleration of Vesting of Stock Options and Restricted Shares

As previously discussed, the company has treated the Separation as though it constituted a change in control for purposes of the company’s stock option and restricted stock plans. As a result, in accordance with the terms of these plans, all outstanding stock options and restricted shares of the company became fully vested upon completion of the Separation on November 16, 2006. The $12.2 million charge recorded by the company in fiscal year 2007 is equal to the amount of future compensation expense that would have been recognized in subsequent periods as the stock options and restricted shares vested over the original vesting periods. See note 9 for additional information regarding the company’s stock option and restricted stock plans.

Contractual Termination Benefits

In connection with the Separation, Howard B. Bernick, the former President and Chief Executive Officer of the company, terminated his employment with the company and received certain contractual benefits primarily consisting of a lump sum cash payment of $9.7 million plus applicable employer payroll taxes.

Foreign Currency Translation Loss

In the second quarter of fiscal year 2007, the company substantially completed the liquidation of a foreign legal entity in connection with its reorganization plan and, as a result, recognized in restructuring and other expenses the accumulated foreign currency translation loss related to the entity of $1.4 million during fiscal year 2007.

Trademark Legal Fees and Other Expenses

Due to the series of transactions affecting the company’s legal structure as part of the closing of the Separation (as described in note 3), the company has initiated a process to assign many of its existing trademarks in various countries around the world. In connection with this effort, the company incurred legal fees and other expenses of $42,000 in fiscal year 2007 and expects to incur additional costs of up to $800,000 in fiscal year 2008.

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

On January 10, 2007, the Leonard H. Lavin Trust u/a/d 12/18/87, a trust for the benefit of Leonard H. Lavin (the Lavin Trust), purchased all of the membership units of Eighteen, LLC, an Oregon limited liability company and subsidiary of the company, pursuant to a Membership Interest Purchase Agreement dated January 10, 2007 among the Lavin Trust, Eighteen, LLC and the company. The trustees of the Lavin Trust are Leonard H. Lavin, a director of the company, and Ms. Bernick. The primary asset of Eighteen, LLC was a Gulfstream IV-SP airplane. The purchase price for the membership interests of Eighteen, LLC was $25.0 million and was paid on January 10, 2007. The company recognized a pre-tax gain of $5.1 million as a result of the sale. This transaction was approved by the audit committee of the board of directors of the company, consisting solely of independent directors.

On January 30, 2007, the company entered into an agreement with NJI Sales, Inc., NetJets International, Inc. and NetJets Services, Inc. to sell the remaining 50% of its 1/8th interest in a fractional-ownership airplane back to NetJets for $1.2 million. The company recognized a pre-tax gain of $389,000 as a result of the sale.

Each of these gains was recorded as an offset to the restructuring and other charges in fiscal year 2007.

Subsequent Event

On October 25, 2007, the company committed to a plan to close its manufacturing facility in Toronto, Canada by the end of the second quarter of fiscal year 2008. As part of the plan, the company’s workforce in Canada will be reduced by approximately 115 employees. The company estimates that pre-tax restructuring and other related charges of approximately $7.0 million will be recognized during fiscal year 2008 related to this plan, with approximately $6.0 million of the total expected to be recognized in the first quarter.

(5) Conversion to One Class of Common Stock

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

Prior to the adoption of SFAS No. 123 (R), the company accounted for stock compensation expense in accordance with APB Opinion No. 25, which required the company to recognize a non-cash charge from the remeasurement of the intrinsic value of all Class A stock options outstanding on the conversion date. A portion of this non-cash charge was recognized on the conversion date for vested stock options and the remaining non-cash charges related to unvested stock options and restricted shares were being recognized over the remaining vesting periods. As a result, the company recorded non-cash charges against pre-tax earnings from continuing operations of $69.0 million, of which $58.5 million ($38.0 million after taxes) was recognized in fiscal year 2004 and $10.5 million ($6.8 million after taxes) was recognized in fiscal year 2005. Due to the adoption of SFAS No. 123 (R) effective October 1, 2005, the amount of the non-cash charge affecting fiscal year 2006 was approximately $4,000. The non-cash charge had no effect on the operating profits or cash flows of the company’s business segments or the consolidated cash flows of the company.

(6) Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable at September 30, 2007 and 2006 include book cash overdrafts of $11.3 million and $12.3 million, respectively.

Accrued expenses at September 30, 2007 and 2006 consist of the following:

(In thousands)	2007	2006
Compensation and benefits	$48,745	60,648
Advertising and promotions	56,365	48,732
Other	31,999	26,372

	$137,109	135,752

Other long-term liabilities at September 30, 2007 and 2006 consist primarily of obligations related to employee compensation and benefits.

(7) Long-Term Debt and Other Financing Arrangements

Long-term debt at September 30, 2007 and 2006 consists of the following:

(In thousands)	2007	2006
6.375% debentures due June, 2028	$120,000	120,000
Other	2,713	2,286

	122,713	122,286
Less: Amounts classified as current	120,636	585

	$2,077	121,701

Maturities of long-term debt for the next five fiscal years are as follows (in thousands): 2008—$120,636; 2009—$620; 2010—$546; 2011—$139; 2012—$86, 2013 and later—$686.

The company has $120 million of 6.375% debentures due June 15, 2028. The company has the option to redeem the debentures at any time, in whole or in part, at a price equal to 100% of the principal amount plus accrued interest and, if applicable, a make-whole premium. In addition, the debentures are subject to repayment, in whole or in part, on June 15, 2008 at the option of the holders. In accordance with SFAS No. 78, “Classification of Obligations That Are Callable by the Creditor – an amendment of ARB No. 43, Chapter 3A,” the $120 million has been classified as a current liability on the company’s September 30, 2007 consolidated balance sheet. If the holders do not demand repayment of the debentures on June 15, 2008, the $120 million will be reclassified back to long-term debt on the company’s June 30, 2008 consolidated balance sheet. In the maturities of long-term debt included above, the timing of the principal payments on the $120 million debentures assumes the holders will require repayment of the debentures in June, 2008.

In anticipation of the closing of the Separation, the company successfully completed a solicitation of consents from the holders of its $120 million of 6.375% debentures and entered into a supplemental indenture dated October 5, 2006. Under the terms of the supplemental indenture, the holders consented to the Separation, waived compliance with covenants that may have been violated as a result of the Separation and agreed that following the consummation of the Separation, neither New Sally nor any of its subsidiaries will have any obligation or liability with respect to the debentures and that none of them will be subject to any covenant or any other term of the indenture. On November 16, 2006, an additional supplemental indenture was executed which added the parent company as a full and unconditional guarantor of the 6.375% debentures.

The company has a $300 million revolving credit facility which had no borrowings outstanding at September 30, 2007 or 2006. The facility has an interest rate based on a fixed spread over LIBOR and may be drawn in U.S. dollars or certain foreign currencies. In addition, the facility imposes restrictions on such items as total debt, liens and interest expense. On November 13, 2006, the company amended the revolving credit facility to include a waiver for any covenants that may have been violated as a result of the Separation and extended the facility to November 13, 2011. The amended facility includes a new covenant that limits the company’s ability to purchase its common stock or pay dividends if the cumulative stock repurchases plus cash dividends exceeds $250 million plus 50% of “consolidated net income” (as defined in the credit agreement) commencing January 1, 2007.

At September 30, 2007, the company was in compliance with the covenants and other requirements of the 6.375% debentures and the $300 million revolving credit facility.

At September 30, 2007 and 2006, the company had no off-balance sheet financing arrangements other than operating leases incurred in the ordinary course of business as disclosed in note 12 and outstanding standby letters of credit primarily related to various insurance programs which totaled $33.7 million and $31.7 million at September 30, 2007 and 2006, respectively.

(8) Stockholders’ Equity

Following the conversion to one class of common stock discussed in note 5, the company has one class of common stock that is listed on the New York Stock Exchange under the symbol “ACV.”

In connection with the Separation, the company’s shareholders received a $25.00 per share special cash dividend for each share of common stock owned as of November 16, 2006. In addition to the special cash dividend, the company paid cash dividends on common stock of $16.0 million or $.165 per share in fiscal year 2007. Cash dividends on common stock in fiscal years 2006 and 2005 were $45.4 million or $.49 per share and $40.8 million or $.445 per share, respectively.

On November 12, 2006, the board of directors authorized the company to purchase up to 5 million shares of common stock. This new authorization replaced the previous authorization to purchase Old Alberto-Culver common stock. No shares of common stock were purchased in fiscal years 2007, 2006 and 2005.

During fiscal years 2007, 2006 and 2005, the company acquired $884,000, $1.6 million and $2.0 million, respectively, of common stock surrendered by employees in connection with the payment of withholding taxes as provided under the terms of certain incentive plans. In addition, during fiscal years 2007, 2006 and 2005, the company acquired $79,000, $645,000 and $632,000, respectively, of common stock surrendered by employees to pay the exercise price of stock options. All shares acquired under these plans are not subject to the company’s stock repurchase program.

(9) Accounting for Stock-Based Compensation

On November 13, 2006, the company adopted two new stock option plans. Under these plans, the company is authorized to issue non-qualified stock options to employees and non-employee directors to purchase a limited number of shares of the company’s common stock at a price not less than the fair market value of the stock on the date of grant. Generally, options under the plans expire ten years from the date of grant and are exercisable on a cumulative basis in four equal annual increments commencing one year after the date of grant. A total of 21.3 million shares have been authorized to be issued under the plans (including 11.8 million adjusted stock options carried over from Old Alberto-Culver), of which 7.6 million shares remain available for future grants as of September 30, 2007. The company used treasury shares for all stock option exercises prior to the closing of the Separation. Following the closing of the Separation, the company has issued new shares upon the exercise of stock options and expects to continue to do so for the foreseeable future.

In fiscal year 2007, the company recorded stock option expense, excluding the one-time charge related to the acceleration of vesting of all outstanding options in connection with the Separation, that reduced earnings from continuing operations before provision for income taxes by $3.7 million, provision for income taxes by $1.3 million, earnings from continuing operations by $2.4 million and basic and diluted earnings per share from continuing operations by 2 cents. In fiscal year 2006, the company recorded stock option expense that reduced earnings from continuing operations before provision for income taxes by $10.8 million, provision for income taxes by $3.8 million, earnings from continuing operations by $7.0 million and basic and diluted earnings per share from continuing operations by 7 cents. The expense amounts recorded in the first quarter of each fiscal year included the immediate expensing of the fair value of stock options granted during the quarter to participants who had already met the definition of retirement under the stock option plans. Stock option expense is included in advertising, marketing, selling and administrative expenses in the consolidated statements of earnings. The company’s consolidated statement of cash flows for fiscal years 2007 and 2006 reflect $9.5 million and $1.8 million, respectively, of excess tax benefits from employee stock option exercises as financing cash inflows from continuing operations in accordance with SFAS No. 123 (R). For fiscal year 2005, the company’s consolidated statement of cash flows reflects $3.4 million of excess tax benefits from employee stock option exercises as an operating cash inflow from continuing operations.

The weighted average fair value of stock options at the date of grant in fiscal year 2007 was $4.70. In fiscal years 2006 and 2005, the weighted average grant-date fair value of stock options was $9.39 and $9.38, respectively, which are higher because the fair market value of the company’s common stock was higher prior to the Separation. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2007	2006	2005
Expected life	3.5 - 4 years	3.5 - 4.5 years	3.5 - 5 years
Expected volatility	23.1%	20.0%	20.0%
Risk-free interest rate	4.4% - 4.9%	4.2% - 4.5%	3.3% - 3.8%
Dividend yield	1.0%	1.0%	0.9%

The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The expected volatility is primarily based on the historical volatility of the company’s common stock. For stock option grants during fiscal year 2007 following the Separation, the expected volatility also takes into consideration the company’s implied volatility and the historical volatility of a group of peer companies. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the stock options. The dividend yield represents the company’s anticipated cash dividend over the expected life of the stock options.

Stock option activity under the company’s plans for fiscal year 2007, including both continuing and discontinued operations, is summarized as follows:

	Number of Options (in thousands)	Weighted Average Option Price	Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at September 30, 2006	6,677	$36.86
Exercised	(444)	$32.35
Canceled	(26)	$42.83

Outstanding at November 16, 2006 (prior to the Separation)	6,207	$37.15
Converted to New Sally stock options*	(1,402)
Adjustment pursuant to the Separation**	7,009

Outstanding at November 16, 2006 (following the Separation)	11,814	$14.95
Granted	2,033	$20.41
Exercised	(4,093)	$13.83
Canceled	(147)	$19.82

Outstanding at September 30, 2007	9,607	$16.51	7.2 years	$78,488

Exercisable at September 30, 2007	8,129	$15.79	6.8 years	$72,240

*	As a result of the Separation, all outstanding stock options held by employees of Sally Holdings (other than Michael H. Renzulli) were converted into options to purchase shares of New Sally common stock. All other outstanding stock options were converted into options to purchase New Alberto-Culver common stock.
**	Following the completion of the Separation, all remaining outstanding stock options were adjusted by multiplying the number of options by a factor of approximately 2.46 and dividing the exercise price by the same factor. In accordance with SFAS No. 123 (R), no additional compensation expense related to the options resulted from these modifications.

The total fair value of stock options that vested during fiscal year 2007, excluding the acceleration of vesting of all outstanding options in connection with the Separation, was $2.2 million. In addition, on November 16, 2006 stock options with a total fair value of $14.8 million vested as a result of the Separation. In fiscal years 2006 and 2005, the total fair value of stock options that vested was $9.8 million and $9.6 million, respectively. The total intrinsic value of stock options exercised during fiscal years 2007, 2006 and 2005 was $42.7 million, $18.6 million and $23.1 million, respectively. The tax benefit realized from stock options exercised during fiscal years 2007, 2006 and 2005 was $14.2 million, $6.1 million and $8.9 million, respectively. As of September 30, 2007, the company had $5.1 million of unrecognized compensation cost related to stock options that will be recorded over a weighted average period of 3.0 years. In connection with the closing of the Separation, the company recorded a charge in the first quarter of fiscal year 2007 equal to the amount of future compensation expense that would have been recognized in subsequent periods as the stock options vested over the original vesting periods.

On November 13, 2006, the company adopted a new restricted stock plan, pursuant to which the company is authorized to grant up to 2.5 million restricted shares of common stock to employees. As of September 30, 2007, approximately 2.2 million shares remain authorized for future issuance under the plan. In November, 2007, the restricted stock plan was amended, subject to stockholder approval at the January, 2008 annual meeting of stockholders, to reduce the number of authorized shares under the plan by 1.0 million shares. The restricted shares under this plan meet the definition of “nonvested shares” in SFAS No. 123 (R). The restricted shares generally vest on a cumulative basis in four equal annual installments commencing two years after the date of grant. The total fair market value of restricted shares on the date of grant is amortized to expense on a straight-line basis over the vesting period.

The amortization expense related to restricted shares during fiscal year 2007 was $1.0 million, excluding the one-time charge related to the acceleration of vesting of all outstanding restricted shares in connection with the Separation. The amortization expense related to restricted shares was $1.3 million during fiscal year 2006 and $988,000 during fiscal year 2005.

Restricted share activity under the plans for fiscal year 2007, including both continuing and discontinued operations, is summarized as follows:

	Number of Shares (in thousands)	Weighted Average Fair Value on Grant Date
Nonvested at September 30, 2006	118	$36.34
Vested in connection with the Separation	(118)	$36.34
Granted following the Separation	288	$20.43
Forfeited following the Separation	(22)	$20.31

Nonvested at September 30, 2007	266	$20.44

The unamortized balance of restricted shares was included in unearned compensation, a separate component of stockholders’ equity, as of September 30, 2005 and was reclassified to additional paid-in capital upon the adoption of SFAS No. 123 (R). As of September 30, 2007, the company had $4.5 million of unearned compensation related to restricted shares that will be amortized to expense over a weighted average period of 4.2 years. In connection with the closing of the Separation, the company recorded a charge in the first quarter of fiscal year 2007 equal to the amount of future compensation expense that would have been recognized in subsequent periods as the restricted shares vested over the original vesting periods.

Had compensation expense for stock option plans been determined based upon the fair value of stock options on the dates of grant and recognized over the vesting period consistent with SFAS No. 123, the company’s pro-forma earnings from continuing operations and net earnings, which includes discontinued operations, for the fiscal year ended September 30, 2005 would have been as follows (in thousands, except per share amounts):

	Continuing Operations	Net Earnings
Reported earnings	$69,839	$210,901
Add: Stock-based compensation expense included in reported earnings, net of related income tax effects	7,439	10,349
Less: Stock-based compensation expense determined under the fair value based method for all awards, net of related income tax effects	(7,149)	(10,464)

Pro-forma earnings	$70,129	$210,786

Basic earnings per share:
As reported	$0.76	$2.31
Pro-forma	$0.77	$2.30
Diluted earnings per share:
As reported	$0.75	$2.27
Pro-forma	$0.76	$2.28

The $10.3 million addition to reported net earnings ($7.4 million for continuing operations) in fiscal year 2005 for stock-based compensation expense includes $9.4 million ($6.8 million for continuing operations) of after-tax non-cash charges related to the conversion to a single class of common stock. The $10.5 million deduction ($7.1 million for continuing operations) in fiscal year 2005 for stock-based compensation expense determined under the fair-value based method includes $22,000 ($16,000 for continuing operations) of pro-forma after-tax non-cash charges related to the conversion to a single class of common stock. See note 5 for further discussion of the conversion.

Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 107, “Share-Based Payment,” requires public companies to apply the rules of Accounting Series Release No. 268 (ASR 268), “Presentation in Financial Statements of Redeemable Preferred Stocks,” to stock options with contingent cash settlement provisions. ASR 268 requires securities with contingent cash settlement provisions which are not solely in the control of the issuer, without regard to probability of occurrence, to be classified outside of stockholders’ equity. The company’s stock option plans have a contingent cash settlement provision upon the occurrence of certain change in control events. While the company believes the possibility of occurrence of any such change in control event is remote, the contingent cash settlement of the stock options as a result of such event would not be solely in the control of the company. In accordance with ASR 268, the company has classified $10.4 million as “stock options subject to redemption” outside of stockholders’ equity on its consolidated balance sheet as of September 30, 2007. This amount represents the intrinsic value as of November 5, 2003 of currently outstanding stock options which were modified on that date as a result of the company’s conversion to one class of common stock. This amount will be reclassified into additional paid-in capital in future periods as the related stock options are exercised or canceled.

(10) Business Segments, Geographic Area and Major Customer Information

The company operates two businesses: (1) Consumer Packaged Goods (formerly known as Alberto-Culver Consumer Products Worldwide), which develops, manufactures, distributes and markets branded beauty care products as well as branded food and household products in the United States and more than 100 other countries, and (2) Cederroth International, which manufactures, markets and distributes beauty and health care products throughout Scandinavia and in other parts of Europe. Prior to the Separation, these two businesses were aggregated into the Global Consumer Products segment for reporting purposes. Prior year information has been reclassified to conform to the new segment presentation.

The accounting policies of the segments are the same as described in the summary of significant accounting policies in note 2. The company accounts for sales between segments as if the sales were to a third party, however, sales between segments are eliminated in consolidation.

Segment data for the years ended September 30, 2007, 2006 and 2005 is as follows:

Business Segments Information

(In thousands)	2007	2006	2005
Net sales:
Consumer Packaged Goods	$1,319,657	1,215,415	1,092,128
Cederroth International	226,289	213,475	214,177

Total	1,545,946	1,428,890	1,306,305
Eliminations*	(4,365)	(29,989)	(29,381)

	$1,541,581	1,398,901	1,276,924

Earnings from continuing operations before provision for income taxes:
Consumer Packaged Goods	$136,119	108,439	97,880
Cederroth International	11,069	15,725	16,145

Segment operating profit	147,188	124,164	114,025
Stock option expense (note 9)	(3,741)	(10,763)	—
Restructuring and other (note 4)	(34,645)	—	—
Non-cash charge related to conversion to one class of common stock (note 5)	—	(4)	(10,456)
Net interest income (expense)	4,160	(4,322)	(6,534)

	$112,962	109,075	97,035

Identifiable assets:
Consumer Packaged Goods	$881,571	804,950	730,898
Cederroth International	231,851	208,634	189,492

Total	1,113,422	1,013,584	920,390
Corporate**	374,138	234,656	186,976
Discontinued Operations	—	1,329,466	1,191,208

	$1,487,560	2,577,706	2,298,574

Depreciation and amortization expense:
Consumer Packaged Goods	$25,740	20,810	19,822
Cederroth International	3,839	3,598	3,162

Total	29,579	24,408	22,984
Corporate	2,056	3,637	3,210

	$31,635	28,045	26,194

Capital expenditures:
Consumer Packaged Goods	$53,854	44,301	37,002
Cederroth International	6,008	5,697	1,781

	$59,862	49,998	38,783

*	These amounts primarily reflect sales from Consumer Packaged Goods to Sally prior to the November 16, 2006 closing of the Separation, which are required to be eliminated from net sales of continuing operations.
**	Corporate identifiable assets are primarily cash, cash equivalents and short-term investments.

Geographic data for the years ended September 30, 2007, 2006 and 2005 is as follows:

Geographic Area Information

(In thousands)	2007	2006	2005
Net sales*:
United States	$848,014	757,708	651,832
United Kingdom	173,255	152,686	157,420
Other Foreign	542,637	498,521	478,021
Eliminations	(22,325)	(10,014)	(10,349)

	$1,541,581	1,398,901	1,276,924

Identifiable assets:
United States	$537,507	509,127	457,778
Foreign	575,915	504,457	462,612
Corporate**	374,138	234,656	186,976
Discontinued Operations	—	1,329,466	1,191,208

	$1,487,560	2,577,706	2,298,574

*	Net sales are attributable to individual countries based on the location of the customer.
**	Corporate identifiable assets are primarily cash, cash equivalents and short-term investments.

Major Customer Information

The company’s largest customer, Wal-Mart Stores, Inc. and its affiliated companies accounted for approximately 21%, 20% and 19% of net sales during fiscal years 2007, 2006 and 2005, respectively.

(11) Acquisitions and Sale of Business

On May 18, 2005, the company acquired substantially all the assets of Nexxus. The total amount paid for the acquisition in fiscal year 2005 was $46.5 million. In accordance with the purchase agreement, additional consideration of up to $55.0 million may be paid over the ten years following the closing of the acquisition based on a percentage of sales of Nexxus branded products. Such additional consideration will be accrued in the period the company becomes obligated to pay the amounts and will increase the amount of goodwill resulting from the acquisition. In September, 2006, the company paid $4.6 million of additional consideration covering the one year period from July 1, 2005 to June 30, 2006. In September, 2007, the company paid $6.3 million of additional consideration covering the one year period from July 1, 2006 to June 30, 2007. At September 30, 2007, the company owed $727,000 of additional consideration for the period from July 1, 2007 to September 30, 2007 which is expected to be paid in the fourth quarter of fiscal year 2008. Goodwill of $39.3 million, a trade name of $12.6 million and other intangible assets of $2.0 million have been recorded as a result of the acquisition and are expected to be deductible for tax purposes. The acquisition was accounted for using the purchase method and, accordingly, the results of operations of Nexxus have been included in the consolidated financial statements from the date of acquisition. Nexxus is included in the company’s Consumer Packaged Goods segment.

In addition to the acquisition discussed above, the company made other acquisitions during fiscal year 2005 which individually were insignificant to the consolidated financial statements. The total amount of cash paid for these other acquisitions in fiscal year 2005 was $13.8 million. These acquisitions were accounted for using the purchase method and, accordingly, the results of operations of the acquired businesses have been included in the consolidated financial statements from the dates of acquisition. Total goodwill of $8.7 million was recorded in fiscal year 2005 as a result of these acquisitions. In respect thereto, the company acquired $1.3 million of trade names in fiscal year 2005.

(12) Lease Commitments

The company’s leases cover certain manufacturing and warehousing properties, office facilities and equipment. Certain of the company’s leases include renewal options and escalation clauses. At September 30, 2007, future minimum payments under non-cancelable operating leases by fiscal year are as follows:

(In thousands)
2008	$12,830
2009	8,950
2010	5,610
2011	5,001
2012	3,494
2013 and later	1,104

Total minimum lease payments	$36,989

Total rental expense for operating leases amounted to $18.1 million in 2007, $15.4 million in 2006 and $15.2 million in 2005. Certain leases require the company to pay real estate taxes, insurance, maintenance and special assessments.

(13) Income Taxes

The provision for income taxes from continuing operations consists of the following:

(In thousands)	2007	2006	2005
Current:
Federal	$35,391	12,032	3,034
Foreign	13,958	17,679	22,336
State	3,450	(2,347)	1,149

	52,799	27,364	26,519

Deferred:
Federal	(16,545)	283	6,007
Foreign	(2,478)	1,255	(4,306)
State	(2,041)	658	(1,024)

	(21,064)	2,196	677

	$31,735	29,560	27,196

The difference between the U.S. statutory federal income tax rate and the effective income tax from continuing operations is summarized below:

	2007	2006	2005
U.S. statutory income tax rate	35.0%	35.0%	35.0%
Effect of foreign income tax rates	(4.3)	(6.0)	(5.5)
State income taxes, net of federal tax benefit	1.0	(1.0)	0.1
Tax exempt interest income	(2.5)	(0.8)	(0.4)
Other, net	(1.1)	(0.1)	(1.2)

	28.1%	27.1%	28.0%

In fiscal year 2007 and 2006, the “effect of foreign income tax rates” was affected by favorable resolutions of certain international tax audits and reductions in income tax accruals for certain foreign entities following the expiration of various statutes of limitations. The fiscal year 2006 amount was also affected by the expected utilization of additional foreign tax credits. In fiscal year 2005 the “effect of foreign income tax rates” was affected by the expected utilization of additional foreign tax credits and net operating losses.

Significant components of the company’s deferred tax assets and liabilities related to continuing operations at September 30, 2007 and 2006 are as follows:

(In thousands)	2007	2006
Deferred tax assets attributable to:
Stock-based compensation	$9,238	12,542
Foreign loss carryforwards	12,254	9,079
Accrued expenses	15,762	12,371
Long-term liabilities	6,864	10,649
Inventory adjustments	5,831	4,690
Other	3,922	2,068

Total gross deferred tax assets	53,871	51,399
Valuation allowance	(10,219)	(8,748)

Net deferred tax assets	43,652	42,651

Deferred tax liabilities attributable to depreciation and amortization	27,559	47,527

Total net deferred tax assets (liabilities)	$16,093	(4,876)

Other current assets at September 30, 2007 and 2006 include $18.4 million and $12.2 million, respectively, of net deferred tax assets. At September 30, 2007, other assets include $17.6 million of net deferred tax assets and income taxes payable includes deferred tax liabilities of $160,000. Management believes that it is more likely than not that results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

The excess tax benefit realized upon the exercise of stock options is recorded in additional paid-in capital and totaled $9.5 million, $1.8 million and $3.4 million in fiscal years 2007, 2006 and 2005, respectively.

Domestic earnings from continuing operations before provision for income taxes were $78.3 million, $49.2 million and $47.4 million in fiscal years 2007, 2006 and 2005, respectively. Foreign operations had earnings from continuing operations before provision for income taxes of $34.7 million, $59.9 million and $49.6 million in fiscal years 2007, 2006 and 2005, respectively.

Undistributed earnings of the company’s foreign operations amounting to $277.2 million at September 30, 2007 are intended to remain permanently invested to finance future growth and expansion. Accordingly, no U.S. income taxes have been provided on those earnings at September 30, 2007.

In connection with the Separation, the company and New Sally entered into a tax allocation agreement which allocates liability for taxes, including any taxes that may arise in connection with the Separation. Under the tax allocation agreement, in general, New Sally and the company are each liable for taxes attributable to their respective businesses. New Sally is responsible for its foreign, local, municipal and separate company state taxes as of the Separation. Except for certain taxes arising from the Separation, New Alberto-Culver is responsible for all tax liabilities arising from tax audits for periods through the date of the Separation other than those attributable to the business of New Sally.

In the event that New Sally recognizes a taxable gain in connection with the New Alberto-Culver share distribution because the New Alberto-Culver share distribution does not qualify as a tax-free distribution under Section 355 of the Internal Revenue Code, the taxable gain recognized by New Sally would result in significant U.S. federal income tax liabilities to New Sally. Under the Internal Revenue Code, New Sally would be primarily liable for these taxes and the company would be secondarily liable. Under the terms of the tax allocation agreement, the company will generally be required to indemnify New Sally against any such tax liabilities unless such failure results solely from an act of New Sally or its affiliates (including Investor), subject to specified exceptions, after the New Alberto-Culver share distribution.

The tax allocation agreement is not binding on the Internal Revenue Service or any other governmental entity and does not affect the liability of each of New Alberto-Culver, New Sally, and their respective subsidiaries and affiliates to the Internal Revenue Service or any other governmental authority for all federal, foreign, state or local taxes of the consolidated group relating to periods through the date of the New Alberto-Culver share distribution.

(14) New Accounting Pronouncements

In July, 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the recognition threshold and measurement requirements for tax positions taken or expected to be taken in tax returns and provides guidance on the related classification and disclosure. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. Accordingly, the company will adopt FIN No. 48 during the first quarter of fiscal year 2008. The company is currently evaluating the effects that the adoption of FIN No. 48 will have on its consolidated financial statements.

(15) Quarterly Financial Data (Unaudited)

Unaudited quarterly consolidated statement of earnings information for the fiscal years ended September 30, 2007 and 2006 is summarized below (in thousands, except per share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2007:
Net sales	$351,128	383,412	385,502	421,539
Gross profit	$180,988	199,837	201,751	219,881
Earnings from continuing operations	$3	21,761	24,166	35,297
Net earnings (loss)	$(5,880)	22,558	25,096	36,490
Earnings per share from continuing operations:
Basic*	$—	.23	.25	.36
Diluted*	$—	.22	.24	.35
Net earnings (loss) per share:
Basic*	$(.06)	.23	.26	.37
Diluted*	$(.06)	.23	.25	.36

2006:
Net sales	$311,910	365,677	353,173	368,141
Gross profit	$161,071	199,767	187,678	187,825
Earnings from continuing operations	$14,391	14,769	20,446	29,909
Net earnings	$52,103	56,851	30,524	65,843
Earnings per share from continuing operations:
Basic	$.16	.16	.22	.32
Diluted*	$.16	.16	.22	.32
Net earnings per share:
Basic*	$.57	.62	.33	.71
Diluted	$.56	.61	.33	.70

*	The sum of the quarterly per share amounts does not equal the annual per share amounts due to changes in weighted average shares outstanding during the year and rounding.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Alberto-Culver Company:

We have audited the accompanying consolidated balance sheets of Alberto-Culver Company and subsidiaries as of September 30, 2007 and 2006, and the related consolidated statements of earnings, cash flows and stockholders’ equity for each of the years in the three-year period ended September 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alberto-Culver Company and subsidiaries as of September 30, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in note 2 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation effective October 1, 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Alberto-Culver Company’s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 28, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

KPMG LLP
Chicago, Illinois
November 28, 2007

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, management assessed the effectiveness of the company’s internal control over financial reporting as of September 30, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the company’s internal control over financial reporting was effective as of September 30, 2007.

Management’s assessment of the effectiveness of the company’s internal control over financial reporting as of September 30, 2007 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ V. James Marino	/s/ Ralph J. Nicoletti
V. James Marino	Ralph J. Nicoletti
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

November 28, 2007

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Stockholders

Alberto-Culver Company:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Alberto-Culver Company maintained effective internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Alberto-Culver Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Alberto-Culver Company maintained effective internal control over financial reporting as of September 30, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Alberto-Culver Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alberto-Culver Company and subsidiaries as of September 30, 2007 and 2006, and the related consolidated statements of earnings, cash flows and stockholders’ equity for each of the years in the three-year period ended September 30, 2007, and our report dated November 28, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

KPMG LLP
Chicago, Illinois
November 28, 2007

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	As of the end of the period covered by this Annual Report on Form 10-K, the company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer of the company have concluded that Alberto-Culver Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	There were no changes in the company’s internal control over financial reporting that occurred during the company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

(c)	“Management’s Report on Internal Control over Financial Reporting” and KPMG LLP’s “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting” for the year ended September 30, 2007 are included within Item 8 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required for this Item regarding the directors of the company is incorporated herein by reference to the sections entitled “Election of Directors,” “Meetings and Committees of the Board of Directors” and “Nominations of Directors” in the registrant’s proxy statement for its annual meeting of stockholders on January 24, 2008. Other information required for this Item is incorporated herein by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the registrant’s proxy statement for its annual meeting of stockholders on January 24, 2008.

Executive Officers

Set forth below is information concerning the company’s executive officers. Executive officers of the company and its subsidiaries are elected annually.

Name	Age	Position
Carol L. Bernick	55	Executive Chairman of the Board of Directors
V. James Marino	57	President, Chief Executive Officer and Director
John R. Berschied, Jr.	64	Senior Vice President, Global Research and Development
Ralph J. Nicoletti	49	Senior Vice President and Chief Financial Officer
Richard J. Hynes	60	Senior Vice President, Commercial Management
Richard Mewborn	48	Vice President, Global Operations
Gary P. Schmidt	56	Senior Vice President, General Counsel and Secretary

Carol L. Bernick has served as the Executive Chairman of the Alberto-Culver Board of Directors since October, 2004 and has served as a director of Alberto-Culver since 1984. She served as President of Alberto-Culver USA, Inc., a wholly-owned subsidiary of Alberto-Culver, from 1994 to October, 2004; as Vice Chairman of Alberto-Culver from 1998 to October, 2004; as President of Alberto-Culver Consumer Products Worldwide, a division of Alberto-Culver, from June, 2002 to October, 2004; and as Assistant Secretary of Alberto-Culver from 1990 to October, 2004. Ms. Bernick is the daughter of Leonard H. Lavin.

V. James Marino has served as the President and Chief Executive Officer, as well as a director, since November, 2006. Mr. Marino served as the President of Alberto-Culver Consumer Products Worldwide from October, 2004 to November, 2006. From July, 2002 to October, 2004, Mr. Marino served as the President of Alberto Personal Care Worldwide, a division of Alberto-Culver. Mr. Marino is also a director of Phillips-Van Heusen Corporation.

John R. Berschied, Jr. has served as Senior Vice President, Global Research and Development since January, 2007. From May, 2000 to January, 2007, he served as Group Vice President, Global Research and Development.

Ralph J. Nicoletti has served as the Senior Vice President and Chief Financial Officer since February, 2007. Prior to that, Mr. Nicoletti served as Senior Vice President of Corporate Audit of Kraft Foods Inc. since March, 2006. From June, 2001 to March, 2006, he served as Senior Vice President of Finance for Kraft Foods North America.

Richard J. Hynes has served as Senior Vice President, Commercial Management since November, 2006. Mr. Hynes served as Senior Vice President of Alberto Personal Care Worldwide from October, 2002 to November, 2006.

Richard Mewborn has served as the Vice President of Global Operations since August, 2003. From December, 2001 to August, 2003, he served as Latin American Regional Supply Director for Reckitt Benckiser. Prior to that, Mr. Mewborn served as North American Manufacturing Vice President for Reckitt Benckiser since December, 1999.

Gary P. Schmidt has served as the Senior Vice President, General Counsel and Secretary of Alberto-Culver since January, 2005. From January, 2004 to January, 2005, he served as the Senior Vice President, General Counsel and Assistant Secretary of Alberto-Culver. Prior to that, Mr. Schmidt served as the Vice President, General Counsel and Assistant Secretary of Alberto-Culver since 1997.

Code of Ethics, Code of Business Conduct and Ethics, Governance Guidelines and Other NYSE Required Disclosures

The company has adopted a code of ethics that applies to the Chief Executive Officer, Chief Financial Officer and Corporate Controller. The company will provide copies of such code of ethics to any person, without charge, upon written request to the Corporate Secretary. The company intends to disclose on its website at www.alberto.com any substantive amendment to, or waiver from, a provision of the code of ethics that applies to these individuals or persons performing similar functions.

The company has adopted (a) Governance Guidelines, (b) a Code of Business Conduct and Ethics that applies to directors, officers and employees and (c) charters for the audit, compensation and leadership development, and nominating/governance committees of the board of directors and the regulatory and safety subcommittee of the audit committee. Copies of these documents are available on the company’s website at www.alberto.com and are available in print to any person, without charge, upon written request to the Corporate Secretary.

V. James Marino and Ralph J. Nicoletti have provided certifications to the SEC as required by Section 302 of the Sarbanes-Oxley Act of 2002. These certifications are included as Exhibits 31(a) and 31(b) to this Form 10-K.

As required by the NYSE, on January 15, 2007, V. James Marino submitted his annual certification to the NYSE that stated he was not aware of any violation by the company of the NYSE corporate governance listing standards.

ITEM 11.	EXECUTIVE COMPENSATION

Information required for this Item is incorporated herein by reference to the sections entitled “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Director Compensation,” “Potential Payments Upon Termination or Change in Control” and “Compensation Committee Report” in the registrant’s proxy statement for its annual meeting of stockholders on January 24, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required for this Item is incorporated herein by reference to the sections entitled “Equity Compensation Plan Information” and “Security Ownership of Management and Certain Beneficial Owners” in the registrant’s proxy statement for its annual meeting of stockholders on January 24, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required for this Item is incorporated herein by reference to the sections entitled “Certain Business Relationships” and “Director Independence” in the registrant’s proxy statement for its annual meeting of stockholders on January 24, 2008.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required for this Item is incorporated herein by reference to the section entitled “Audit and Related Fees” in the registrant’s proxy statement for its annual meeting of stockholders on January 24, 2008.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

1.	The consolidated financial statements of Alberto-Culver Company are included in Item 8 of this Annual Report on Form 10-K.

2.	Financial statement schedules:

Description	Schedule
Valuation and Qualifying Accounts	II

All other schedules are omitted as the information required is not applicable.

3.	Exhibits:

Exhibit Number	Description
2(a)	Copy of Separation Agreement dated as of June 19, 2006 among New Sally Holdings, Inc., Sally Holdings, Inc., New Aristotle Holdings, Inc. and Alberto-Culver Company (filed as Exhibit 2.01 and incorporated herein by reference to the company’s (Registrant 1-5050) Form 8-K Current Report filed June 22, 2006).

2(b)	Copy of First Amendment to the Separation Agreement, dated as of October 3, 2006, among Alberto-Culver Company, Sally Holdings, Inc., New Sally Holdings, Inc. and New Aristotle Holdings, Inc. (filed as Exhibit 2.01 and incorporated herein by reference to the company’s (Registrant 1-5050) Form 8-K filed on October 6, 2006).

2(c)	Copy of Second Amendment to the Separation Agreement, dated as of October 26, 2006, among Alberto-Culver Company, Sally Holdings, Inc., New Sally Holdings, Inc. and New Aristotle Holdings, Inc. (filed as Exhibit 2.01 and incorporated herein by reference to New Alberto-Culver’s Form 8-K filed on October 27, 2006).

2(d)	Copy of Investment Agreement dated as of June 19, 2006 among Alberto-Culver Company, New Aristotle Company, Sally Holdings, Inc., New Sally Holdings, Inc. and CDRS Acquisition LLC (filed as Exhibit 2.02 and incorporated herein by reference to the company’s (Registrant 1-5050) Form 8-K Current Report filed June 22, 2006).

2(e)	Copy of First Amendment to the Investment Agreement, dated as of October 3, 2006, among Alberto-Culver Company, New Aristotle Company, Sally Holdings, Inc., New Sally Holdings, Inc. and CDRS Acquisition LLC (filed as Exhibit 2.02 and incorporated herein by reference to the company’s (Exhibit 1-5050) Form 8-K filed on October 6, 2006).

2(f)	Copy of Second Amendment to the Investment Agreement, dated as of October 26, 2006, among Alberto-Culver Company, New Aristotle Company, Sally Holdings, Inc., New Sally Holdings, Inc. and CDRS Acquisition LLC (filed as Exhibit 2.02 and incorporated herein by reference to New Alberto-Culver’s Form 8-K filed on October 27, 2006).

2(g)	Copy of Tax Allocation Agreement dated as of June 19, 2006 among New Sally Holdings, Inc., Sally Holdings, Inc., New Aristotle Holdings, Inc. and Alberto-Culver Company (filed as Exhibit 10.01 and incorporated herein by reference to the company’s (Registrant 1-5050) Form 8-K Current Report filed June 22, 2006).

2(h)	Copy of First Amendment to the Tax Allocation Agreement, dated as of October 3, 2006, among Alberto-Culver Company, New Aristotle Holdings, Inc., New Sally Holdings, Inc. and Sally Holdings, Inc. (filed as Exhibit 10.01 and incorporated herein by reference to the company’s (Registrant 1-5050) Form 8-K filed on October 6, 2006).

2(i)	Copy of Second Amendment to the Tax Allocation Agreement, dated as of October 26, 2006, among Alberto-Culver Company, New Aristotle Holdings, Inc., New Sally Holdings, Inc. and Sally Holdings, Inc. (filed as Exhibit 10.01 and incorporated herein by reference to New Alberto-Culver’s Form 8-K filed on October 27, 2006).

2(j)	Copy of Employee Matters Agreement dated as of June 19, 2006 among New Sally Holdings, Inc., Sally Holdings, Inc., Alberto-Culver Company and New Aristotle Holdings, Inc.* (filed as Exhibit 10.02 and incorporated herein by reference to the company’s (Exhibit 1-5050) Form 8-K Current Report filed June 22, 2006).

Exhibit Number	Description
2(k)	Copy of First Amendment to the Employee Matters Agreement, dated as of October 3, 2006, among Alberto-Culver Company, New Aristotle Holdings, Inc., New Sally Holdings, Inc. and Sally Holdings, Inc. (filed as Exhibit 10.02 and incorporated herein by reference to the company’s (Exhibit 1-5050) Form 8-K filed on October 6, 2006).

2(l)	Copy of Second Amendment to the Employee Matters Agreement, dated as of October 26, 2006, among Alberto-Culver Company, New Aristotle Holdings, Inc., New Sally Holdings, Inc. and Sally Holdings, Inc. (filed as Exhibit 10.02 and incorporated herein by reference to New Alberto-Culver’s Form 8-K filed on October 27, 2006).

3(i)	Copy of Amended and Restated Certificate of Incorporation of Alberto-Culver Company (filed as Exhibit 4.1 and incorporated herein by reference to New Alberto-Culver’s Registration Statement on Form S-8 (registration no. 333-138794) filed on November 17, 2006).

3(ii)	Copy of Amended and Restated By-laws of Alberto-Culver Company (filed as Exhibit 4.2 and incorporated herein by reference to New Alberto-Culver’s Registration Statement on Form S-8 (registration no. 333-138794) filed on November 17, 2006).

4	Certain instruments defining the rights of holders of long-term obligations of the registrant and certain of its subsidiaries (the total amount of securities authorized under each of which does not exceed ten percent of the registrant’s consolidated assets) are omitted pursuant to part 4 (iii) (A) of Item 601 (b) of Regulation S-K. The registrant agrees to furnish copies of any such instruments to the Securities and Exchange Commission upon request.

4(a)	Copy of Indenture dated June 10, 1998 between Alberto-Culver Company and The First National Bank of Chicago, as Trustee (filed as Exhibit 4(a) and incorporated herein by reference to the company’s (Registrant 1-5050) Form 10-Q Quarterly Report for the quarter ended June 30, 1998).

4(b)	Copy of 6.375% Debentures due June 15, 2028 (filed as Exhibit 4(b) and incorporated herein by reference to the company’s (Registrant 1-5050) Form 10-Q Quarterly Report for the quarter ended June 30, 1998).

4(c)	Copy of First Supplemental Indenture, dated as of October 5, 2006, between Alberto-Culver Company and The Bank of New York Trust Company, N.A. (filed as Exhibit 4.01 and incorporated herein by reference to the company’s (Registrant 1-5050) Form 8-K filed on October 6, 2006).

4(d)	Copy of Second Supplemental Indenture, dated as of November 16, 2006, among Alberto-Culver Company, New Alberto-Culver LLC and The Bank of New York Trust Company, N.A. (filed as Exhibit 4.1 and incorporated herein by reference to New Alberto-Culver’s Form 8-K filed on November 22, 2006).

4(e)	Copy of Second Amended and Restated Credit Agreement dated as of November 13, 2006 among Alberto-Culver Company, New Aristotle Holdings, Inc., Alberto-Culver USA, Inc., Bank of America, N.A., as administrative agent, and the other financial institutions party thereto (filed as Exhibit 4 and incorporated herein by reference to New Alberto-Culver’s Form 8-K filed on November 15, 2006).

10(a)	Copy of Alberto-Culver Company Employee Stock Option Plan of 1988, as amended* (filed as Exhibit 10(c) and incorporated herein by reference to the company’s Form 10-K Annual Report for the year ended September 30, 2006).

10(b)	Copy of the Alberto-Culver Company Employee Stock Option Plan of 2003, as amended* (filed as Exhibit 10(d) and incorporated herein by reference to the company’s Form 10-K Annual Report for the year ended September 30, 2006).

10(c)	Copy of Alberto-Culver Company 1994 Stock Option Plan for Non-Employee Directors, as amended* (filed as Exhibit 10(g) and incorporated herein by reference to the company’s Form 10-K Annual Report for the year ended September 30, 2006).

10(d)	Copy of Alberto-Culver Company 2003 Stock Option Plan for Non-Employee Directors, as amended on October 26, 2006* (filed as Exhibit 10(h) and incorporated herein by reference to the company’s Form 10-K Annual Report for the year ended September 30, 2006).

10(e)	Copy of the Alberto-Culver Company Executive Deferred Compensation Plan, as amended and restated through January 1, 2005* (filed as Exhibit 10(i) and incorporated herein by reference to the company’s Form 10-K Annual Report for the year ended September 30, 2006).

Exhibit Number	Description
10(f)	Copy of the Alberto-Culver Company Deferred Compensation Plan for Non-Employee Directors, as amended* (filed as Exhibit 10(j) and incorporated herein by reference to the company’s Form 10-K Annual Report for the year ended September 30, 2006).

10(g)	Copy of Alberto-Culver Company Management Incentive Plan, as amended on September 18, 2007*.

10(h)	Copy of Alberto-Culver Company 2006 Shareholder Value Incentive Plan, as amended on September 18, 2007*.

10(i)	Copy of the Alberto-Culver Company Employee Stock Option Plan of 2006, as amended on September 18, 2007*.

10(j)	Copy of Alberto-Culver Company 2006 Restricted Stock Plan* (filed as Exhibit 10(n) and incorporated herein by reference to the company’s Form 10-K Annual Report for the year ended September 30, 2006).

10(k)	Copy of 2006 Stock Option Plan for Non-Employee Directors, as amended on October 24, 2007*.

10(l)	Copy of Alberto-Culver Company Executive Deferred Compensation Plan, as amended on September 18, 2007*.

10(m)	Copy of the Alberto-Culver Company Deferred Compensation Plan for Non-Employee Directors, as amended on September 18, 2007*.

10(n)	Copy of Split Dollar Life Insurance Agreement dated September 30, 1993 between Alberto-Culver Company and the trustee of the Lavin Survivorship Insurance Trust* (filed as Exhibit 10(e) and incorporated herein by reference to the company’s (Registrant 1-5050) Form 10-K Annual Report for the year ended September 30, 1993).

10(o)	Form of Key Executive Deferred Compensation Agreement between Alberto-Culver Company and certain of its officers, and schedule setting forth the registrant’s executive officers (as defined in Item 402 of Regulation S-K) who are parties to such an agreement and the material terms of each such named executive officer’s agreement* (filed as Exhibit 10(k) and incorporated herein by reference to the company’s (Registrant 1-5050) Form 10-K Annual Report for the year ended September 30, 2003).

10(p)	Form of Amendment of Key Executive Deferred Compensation Agreement between Alberto-Culver Company and certain of its officers* (filed as Exhibit 10 and incorporated herein by reference to the company’s (Registrant 1-5050) Form 8-K Current Report filed January 18, 2005).

10(q)	Copy of Employment Agreement between Leonard H. Lavin and Alberto-Culver Company dated as of December 6, 2004* (filed as Exhibit 10 and incorporated herein by reference to the company’s (Registrant 1-5050) Form 8-K Current Report filed December 8, 2004).

10(r)	Copy of Amendment to Employment Agreement between Leonard H. Lavin and Alberto-Culver Company dated April 27, 2005 (original agreement dated as of December 6, 2004)* (filed as Exhibit 10(a) and incorporated herein by reference to the company’s (Registrant 1-5050) Form 8-K Current Report filed April 28, 2005).

10(s)	Copy of Time Sharing Agreement dated as of August 21, 2007 between Eighteen, LLC and Alberto-Culver USA, Inc.

10(t)	Form of Severance Agreement between Alberto-Culver Company and named executive officers* (filed as Exhibit 10(f) and incorporated by reference to the company’s (Registrant 1-5050) Form 10-Q Quarterly Report for the quarter ended December 31, 1996).

10(u)	Form of Amendment of Severance Agreement between Alberto-Culver Company and named executive officers* (filed as Exhibit 10(y) and incorporated herein by reference to the company’s Form 10-K Annual Report for the year ended September 30, 2006).

10(v)	Copy of Severance Agreement Amendment dated as of January 10, 2006 between Alberto-Culver Company and Carol L. Bernick* (filed as Exhibit 10.03 and incorporated herein by reference to the company’s (Registrant 1-5050) Form 8-K/A Current Report filed January 24, 2006).

Exhibit Number	Description
10(w)	Copy of Severance Agreement Amendment dated as of June 19, 2006 between Alberto-Culver Company and Carol L. Bernick* (filed as Exhibit 10.03 and incorporated herein by reference to the company’s (Registrant 1-5050) Form 8-K Current Report filed June 22, 2006).

10(x)	Form of Severance Agreement Amendment dated as of January 10, 2006 between Alberto-Culver and certain of its named executive officers* (filed as Exhibit 10(bb) and incorporated herein by reference to the company’s Form 10-K Annual Report for the year ended September 30, 2006).

10(y)	Form of Severance Agreement Amendment dated as of June 19, 2006 between Alberto-Culver and certain of its named executive officers* (filed as Exhibit 10(cc) and incorporated herein by reference to the company’s Form 10-K Annual Report for the year ended September 30, 2006).

10(z)	Copy of Termination and Consulting Agreement dated as of June 18, 2006 among Alberto-Culver Company, Sally Holdings, Inc. and Michael H. Renzulli* (filed as Exhibit 10.07 and incorporated herein by reference to the company’s (Registrant 1-5050) Form 8-K Current Report dated June 18, 2006).

10(aa)	Copy of Termination Agreement dated as of June 18, 2006 between Alberto-Culver Company and Howard B. Bernick* (filed as Exhibit 10.08 and incorporated herein by reference to the company’s (Registrant 1-5050) Form 8-K Current Report dated June 18, 2006).

10(bb)	Copy of Separation Agreement dated as of November 27, 2006 between Alberto-Culver Company and William J. Cernugel* (filed as Exhibit 10(a) and incorporated herein by reference to the company’s Form 10-Q Quarterly Report for the quarter ended March 31, 2007).

10(cc)	Copy of Offer Letter dated as of November 14, 2006 between Alberto-Culver Company and Ralph J. Nicoletti* (filed as Exhibit 10(b) and incorporated herein by reference to the company’s Form 10-Q Quarterly Report for the quarter ended March 31, 2007).

10(dd)	Copy of Severance Agreement dated as of February 26, 2007 between Alberto-Culver Company and Ralph J. Nicoletti* (filed as Exhibit 10(c) and incorporated herein by reference to the company’s Form 10-Q Quarterly Report for the quarter ended March 31, 2007).

10(ee)	Copy of Membership Interest Purchase Agreement dated January 10, 2007 among the Leonard H. Lavin Trust u/a/d 12/18/87, Eighteen, LLC and Alberto-Culver USA, Inc.

10(ff)	Copy of Assignment and Consent dated December 22, 2006 among NJI Sales, Inc., Netjets International, Inc., Netjets Services, Inc., Alberto-Culver USA, Inc. and 18000 LLC.

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31(a)	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

31(b)	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of November, 2007.

ALBERTO-CULVER COMPANY

By	/s/ V. James Marino
V. James Marino
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carol L. Bernick Carol L. Bernick	Executive Chairman of the Board and Director	November 28, 2007

/s/ V. James Marino V. James Marino	President, Chief Executive Officer and Director (Principal Executive Officer)	November 28, 2007

/s/ Leonard H. Lavin Leonard H. Lavin	Chairman Emeritus and Director	November 20, 2007

/s/ Ralph J. Nicoletti Ralph J. Nicoletti	Senior Vice President and Chief Financial Officer (Principal Financial & Accounting Officer)	November 28, 2007

/s/ James G. Brocksmith, Jr. James G. Brocksmith, Jr.	Director	November 28, 2007

/s/ Thomas A. Dattilo Thomas A. Dattilo	Director	November 28, 2007

/s/ Jim Edgar Jim Edgar	Director	November 28, 2007

/s/ George L. Fotiades George L. Fotiades	Director	November 28, 2007

/s/ King Harris King Harris	Director	November 19, 2007

/s/ Katherine S. Napier Katherine S. Napier	Director	November 28, 2007

/s/ Robert H. Rock Robert H. Rock	Director	November 28, 2007

/s/ Sam J. Susser Sam J. Susser	Director	November 16, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Alberto-Culver Company:

Under date of November 28, 2007, we reported on the consolidated balance sheets of Alberto-Culver Company and subsidiaries as of September 30, 2007 and 2006, and the related consolidated statements of earnings, cash flows and stockholders’ equity for each of the years in the three-year period ended September 30, 2007, as contained in the 2007 annual report to stockholders. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in Item 15(a)2 of the annual report on Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation effective October 1, 2005.

/s/ KPMG LLP

KPMG LLP
Chicago, Illinois
November 28, 2007

Schedule II

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Valuation and Qualifying Accounts

(In thousands)

	Year Ended September 30,
	2007	2006	2005
Allowance for doubtful accounts:
Balance at beginning of period	$3,867	4,065	10,360
Additions (deductions):
Bad debt expense (benefit)	953	151	(2,046)
Uncollectible accounts written off, net of recoveries	(288)	(419)	(4,419)
Allowance for doubtful accounts of acquired companies	—	—	94
Other, including the effect of foreign exchange rates	178	70	76

Balance at end of period	$4,710	3,867	4,065

Inventory allowances:
Balance at beginning of period	$12,291	7,119	9,025
Additions (deductions):
Charged to expense	17,092	12,165	294
Write-offs	(14,410)	(7,156)	(3,814)
Inventory allowances of acquired companies	—	—	1,615
Other, including the effect of foreign exchange rates	778	163	(1)

Balance at end of period	$15,751	12,291	7,119

The schedule above reflects only continuing operations.