Form 10-Q
period 2007-12-31
Alberto-Culver CO
filed 2008-02-07
CIK 1368457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:

December 31, 2007

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

At December 31, 2007, the company had 98,722,366 shares of common stock outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

Three Months Ended December 31, 2007 and 2006

(in thousands, except per share data)

	(Unaudited)
	2007	2006
Net sales	$400,675	351,128
Cost of products sold	189,946	170,140

Gross profit	210,729	180,988
Advertising, marketing, selling and administrative expenses	165,334	151,222
Restructuring and other (note 3)	4,789	31,410

Operating earnings (loss)	40,606	(1,644)
Interest income, net of interest expense of $1,780 in 2007 and $2,210 in 2006	(2,880)	(309)

Earnings (loss) from continuing operations before provision for income taxes	43,486	(1,335)
Provision (benefit) for income taxes	13,982	(1,338)

Earnings from continuing operations	29,504	3
Earnings (loss) from discontinued operations, net of income taxes (note 2)	1,403	(5,883)

Net earnings (loss)	$30,907	(5,880)

Basic earnings (loss) per share:
Continuing operations	$.30	—
Discontinued operations	.02	(.06)

Total	$.32	(.06)

Diluted earnings (loss) per share:
Continuing operations	$.29	—
Discontinued operations	.02	(.06)

Total	$.31	(.06)

Weighted average shares outstanding:
Basic	98,091	93,630

Diluted	100,608	95,673

Cash dividends paid per share, including special cash dividend paid in connection with the Separation in 2006	$.055	25.00

See Notes to Consolidated Financial Statements.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2007 and September 30, 2007

(in thousands, except share data)

	(Unaudited)
	December 31, 2007	September 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$124,771	93,062
Short-term investments	258,950	255,600
Receivables, less allowance for doubtful accounts ($4,875 at December 31, 2007 and $4,710 at September 30, 2007)	265,978	289,077
Inventories:
Raw materials	46,825	45,199
Work-in-process	9,892	8,435
Finished goods	140,793	135,503

Total inventories	197,510	189,137
Other current assets	38,476	30,662

Total current assets	885,685	857,538

Property, plant and equipment at cost, less accumulated depreciation ($253,911 at December 31, 2007 and $254,046 at September 30, 2007)	228,571	224,494
Goodwill	216,449	213,667
Trade names	112,476	111,790
Other assets	76,681	80,071

Total assets	$1,519,862	1,487,560

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$120,832	120,636
Accounts payable	137,696	150,388
Accrued expenses	126,681	137,109
Income taxes	11,059	7,917

Total current liabilities	396,268	416,050

Long-term debt	2,743	2,077
Income taxes	26,372	19,701
Other liabilities	67,383	65,961

Total liabilities	492,766	503,789

Stock options subject to redemption	9,883	10,407

Stockholders’ equity:
Preferred stock, par value $.01 per share, authorized 50,000,000 shares, none issued	—	—
Common stock, par value $.01 per share, authorized 300,000,000 shares, issued 98,722,366 shares at December 31, 2007 and 98,057,020 shares at September 30, 2007	987	981
Additional paid-in capital	393,087	380,372
Retained earnings	612,885	585,143
Accumulated other comprehensive income	10,254	6,868

Total stockholders’ equity	1,017,213	973,364

Total liabilities and stockholders’ equity	$1,519,862	1,487,560

See Notes to Consolidated Financial Statements.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Three Months Ended December 31, 2007 and 2006

(in thousands)

	(Unaudited)
	2007	2006
Cash Flows from Operating Activities:
Net earnings (loss)	$30,907	(5,880)
Less: Earnings (loss) from discontinued operations	1,403	(5,883)

Earnings from continuing operations	29,504	3
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation	7,049	6,817
Amortization of other assets and unearned compensation	847	769
Restructuring and other – non-cash charges (note 3)	2,375	12,198
Restructuring and other – gain on sale of assets (note 3)	—	(386)
Stock option expense (note 7)	2,194	2,067
Deferred income taxes	(1,130)	(17,327)
Cash effects of changes in:
Receivables, net	27,068	13,408
Inventories	(6,871)	(13,382)
Other current assets	(3,801)	(2,189)
Accounts payable and accrued expenses	(29,951)	(1,640)
Income taxes	11,505	13,838
Other assets	(2,320)	(835)
Other liabilities	1,219	865

Net cash provided by operating activities	37,688	14,206

Cash Flows from Investing Activities:
Proceeds from sales of short-term investments	174,705	211,660
Payments for purchases of short-term investments	(178,055)	(228,025)
Capital expenditures	(12,705)	(9,703)
Proceeds from disposals of assets	114	1,476

Net cash used by investing activities	(15,941)	(24,592)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	863	453
Repayments of long-term debt	(99)	(129)
Change in book cash overdraft	6,167	(3,452)
Proceeds from exercises of stock options	7,848	25,033
Excess tax benefit from stock option exercises	1,341	1,174
Cash dividends paid	(5,402)	—
Stock purchased (note 5)	(7)	(876)

Net cash provided by financing activities	10,711	22,203

Effect of foreign exchange rate changes on cash and cash equivalents	(749)	174

Net cash provided by continuing operations	$31,709	11,991

(continued)

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

Three Months Ended December 31, 2007 and 2006

(in thousands)

	(Unaudited)
	2007	2006
Discontinued Operations:
Net cash used by operating activities of discontinued operations	—	(3,832)
Net cash used by investing activities of discontinued operations	—	(67,958)
Net cash used by financing activities of discontinued operations – special cash dividend paid in connection with the Separation	—	(2,342,188)
Net cash provided by financing activities of discontinued operations – other	—	2,324,395
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	—	(212)

Net cash used by discontinued operations	—	(89,795)

Net increase (decrease) in cash and cash equivalents	31,709	(77,804)
Cash and cash equivalents at beginning of period, including cash and cash equivalents of discontinued operations	93,062	206,465

Cash and cash equivalents at end of period	$124,771	128,661

See Notes to Consolidated Financial Statements.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Alberto-Culver Company and its subsidiaries (the company or New Alberto-Culver) operate two businesses: Consumer Packaged Goods and Cederroth International. The Consumer Packaged Goods business develops, manufactures, distributes and markets branded beauty care products as well as branded food and household products in the United States and more than 100 other countries. Cederroth International manufactures, markets and distributes beauty and health care products throughout Scandinavia and in other parts of Europe.

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

The consolidated financial statements of the company contained in this report have not been audited by the company’s independent registered public accounting firm; however, the balance sheet information presented at September 30, 2007 has been derived from the company’s audited 2007 financial statements. In the opinion of the company, the consolidated financial statements reflect all adjustments, which include only normal recurring adjustments except as described in note 3 below, necessary to present fairly the data contained therein. The results of operations for the periods presented are not necessarily indicative of results for a full year. Certain amounts for the prior year have been reclassified to conform to the current year’s presentation.

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

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

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

In connection with the Separation, the company had to pay certain transaction costs, primarily legal and investment banking fees, which were expensed in the periods incurred and are included in discontinued operations. Approximately $18.7 million of transaction costs were expensed by the company in the first quarter of fiscal year 2007. Most expenses related to the Separation are not expected to be deductible for income tax purposes.

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

The company has treated the Separation as though it constituted a change in control for purposes of the company’s stock option and restricted stock plans. As a result, in accordance with the terms of these plans, all outstanding stock options and restricted shares of the company became fully vested upon completion of the Separation on November 16, 2006. Included in discontinued operations in the first quarter of fiscal year 2007 is a $5.3 million charge which reflects the amount of future compensation expense that would have been recognized in subsequent periods as the stock options and restricted shares for Sally Holdings employees vested over the original vesting periods.

In connection with the Separation, Michael H. Renzulli, the former Chairman of Sally Holdings, terminated his employment with the company and received certain contractual benefits totaling $4.0 million, which is included in discontinued operations in the first quarter of fiscal year 2007.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

The results of discontinued operations for the three months ended December 31, 2007 and 2006 were as follows (in thousands):

	Three months ended December 31
	2007*	2006**
Net sales	$—	310,753

Transaction expenses and other related costs	$—	27,975

Earnings before provision for income taxes	$2,158	1,867
Provision for income taxes	755	7,750

Earnings (loss) from discontinued operations, net of income taxes	$1,403	(5,883)

*	Primarily reflects favorable adjustments to self-insurance reserves for pre-Separation Sally claims retained by the company.
**	Primarily includes results through November 16, 2006. The transaction expenses and other related costs includes $18.7 million of transaction expenses, $5.3 million related to the acceleration of vesting of stock options and restricted shares held by Sally Holdings employees and $4.0 million of contractual benefits for the former Chairman of Sally Holdings.

The Sally Beauty Supply segment of Sally Holdings is a long-standing customer of the company’s consumer products business. In the first quarter of fiscal year 2007, the company’s consumer products business recorded $4.2 million of sales to Sally Holdings prior to November 16, 2006, all of which were eliminated from the consolidated results of the company, because, at the time, the sales represented intercompany transactions. The company continues to have an ongoing customer relationship with New Sally following the Separation.

(3) RESTRUCTURING AND OTHER

Restructuring and other expenses during the three months ended December 31, 2007 and 2006 consist of the following (in thousands):

	Three months ended December 31
	2007	2006
Severance and other exit costs	$2,367	9,710
Impairment and other property, plant and equipment charges	2,300	—
Non-cash charges related to the acceleration of vesting of stock options and restricted shares in connection with the Separation	—	12,198
Contractual termination benefits for the former President and Chief Executive Officer in connection with the Separation	—	9,888
Non-cash charge for the recognition of foreign currency translation loss in connection with the liquidation of a foreign legal entity	75	—
Legal fees and other expenses incurred to assign the company’s trademarks following the closing of the Separation	47	—
Gain on sale of assets	—	(386)

	$4,789	31,410

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

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Through December 31, 2007, the company has recorded cumulative charges related to this plan of $15.6 million for severance, $241,000 for contract termination costs and $1.1 million for other exit costs. The following table reflects the activity related to this restructuring plan during the three months ended December 31, 2007 (in thousands):

	Liability at September 30, 2007	New Charges	Cash Payments & Other Settlements	Liability at December 31, 2007
Severance	$2,631	186	(1,486)	1,331
Contract termination costs	—	4	(4)	—
Other	93	214	(145)	162

	$2,724	404	(1,635)	1,493

On October 25, 2007, the company committed to another restructuring plan primarily related to the closure of its manufacturing facility in Toronto, Canada. As part of the plan, the company’s workforce will be reduced by approximately 125 employees. The changes affect the Consumer Packaged Goods business segment.

The following table reflects the activity related to this restructuring plan during the three months ended December 31, 2007 (in thousands):

	Initial Charges	Cash Payments & Other Settlements	Liability at December 31, 2007
Severance	$1,963	(124)	1,839

In total, the company expects to record additional severance and other exit costs of approximately $2.0 million related to these two plans during the remainder of fiscal year 2008, primarily in the second and third quarters. Cash payments related to these plans are expected to be substantially completed by the end of fiscal year 2008.

Impairment and Other Property, Plant and Equipment Charges

During the first quarter of fiscal year 2008, the company recorded an impairment charge of $648,000 related to the building and certain manufacturing equipment in connection with the planned closure of the Dallas, Texas manufacturing facility. The company also recorded an impairment charge of $1.3 million during the first quarter of fiscal year 2008 related to manufacturing equipment in connection with the planned closure of the Toronto, Canada manufacturing facility.

In each case, the fair value of the assets was determined using prices for similar assets in the respective markets, as determined by management using data from external sources. All asset groups subject to impairment were included as identifiable assets of the Consumer Packaged Goods business segment in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007. In addition to the impairments, the company recognized $381,000 of other fixed asset charges related to the closure of these two manufacturing facilities.

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

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Foreign Currency Translation Loss

In the second quarter of fiscal year 2007, the company substantially completed the liquidation of a foreign legal entity in connection with its reorganization plan and is therefore recognizing in restructuring and other expenses the accumulated foreign currency translation loss related to the entity, which resulted in a $75,000 charge during the first quarter of fiscal year 2008.

Trademark Legal Fees and Other Expenses

Due to the series of transactions affecting the company’s legal structure as part of the closing of the Separation (as described in note 2), the company has initiated a process to assign many of its existing trademarks in various countries around the world. In connection with this effort, the company incurred legal fees and other expenses of $47,000 in the first quarter of fiscal year 2008 and expects to incur additional costs of up to $750,000 during the remainder of fiscal year 2008.

Gain on Sale of Assets – Including Related Party Transaction

On December 21, 2006, the company entered into an agreement with 18000 LLC, a limited liability company controlled by Howard B. Bernick, NJI Sales, Inc., NetJets International, Inc. and NetJets Services, Inc. to assign 50% of the company’s 1/8th interest in a fractional-ownership airplane to 18000 LLC in exchange for $1.2 million. Mr. Bernick, a former director and the former President and Chief Executive Officer of the company, was the husband of Carol Lavin Bernick, Executive Chairman of the Board of Directors of the company. The company recognized a pre-tax gain of $386,000 as a result of the sale, which closed on December 22, 2006. The gain was recorded as an offset to the restructuring and other charges in the first quarter of fiscal year 2007. This transaction was approved by the audit committee of the board of directors of the company, consisting solely of independent directors.

(4) INCOME TAXES

The company adopted the provisions of FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109,” effective October 1, 2007. FIN No. 48 clarifies the recognition threshold and measurement requirements for tax positions taken or expected to be taken in tax returns and provides guidance on the related classification and disclosure. The adoption of FIN No. 48 resulted in a $2.2 million increase to the October 1, 2007 retained earnings balance and the reclassification of the company’s $6.5 million tax liability for unrecognized tax benefits from current to long-term.

At October 1, 2007, the company’s total liability for unrecognized tax benefits, after the adoption of FIN No. 48, was $6.5 million, of which $4.8 million represented tax benefits that, if recognized, would favorably impact the effective tax rate. The company’s liability for unrecognized tax benefits increased to $6.9 million at December 31, 2007.

The company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of the income tax provision in the consolidated statements of earnings. At October 1, 2007, the company’s total liability for unrecognized tax benefits included accrued interest and penalties of $1.4 million.

The company files a consolidated U.S. federal income tax return, as well as income tax returns in various states and foreign jurisdictions. With some exceptions, the company is no longer subject to examinations by tax authorities in the U.S. for years prior to fiscal 2003 and in its major international markets for years prior to fiscal 2001.

In the next 12 months, the company’s effective tax rate and the amount of unrecognized tax benefits could be affected positively or negatively by the resolution of ongoing tax audits and the expiration of certain statutes of limitations. The company is unable to project the potential range of tax impacts at this time.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

(5) STOCKHOLDERS’ EQUITY

On November 12, 2006, the board of directors authorized the company to purchase up to 5 million shares of common stock. This new authorization replaced the previous authorization to purchase Old Alberto-Culver common stock. No shares have been purchased under the authorization as of December 31, 2007.

The company’s $300 million revolving credit facility, as amended, includes a covenant that limits the company’s ability to purchase its common stock or pay dividends if the cumulative stock repurchases plus cash dividends exceeds $250 million plus 50% of “consolidated net income” (as defined in the credit agreement) commencing January 1, 2007.

During the three months ended December 31, 2007 and 2006, the company acquired $7,000 and $876,000, respectively, of common stock surrendered by employees in connection with the payment of withholding taxes as provided under the terms of certain incentive plans. In addition, during the three months ended December 31, 2007, the company acquired $31,000 of common stock surrendered by employees to pay the exercise price of stock options. All shares acquired under these plans are not subject to the company’s stock repurchase program.

(6) WEIGHTED AVERAGE SHARES OUTSTANDING

The following table provides information on basic and diluted weighted average shares outstanding (in thousands):

	Three Months Ended December 31
	2007	2006
Basic weighted average shares outstanding	98,091	93,630
Effect of dilutive securities:
Assumed exercise of stock options	2,628	2,151
Assumed vesting of restricted stock	381	154
Effect of unrecognized stock-based compensation related to future services	(492)	(262)

Diluted weighted average shares outstanding	100,608	95,673

The computations of diluted weighted average shares outstanding for the three months ended December 31, 2007 and 2006 exclude stock options for 1.3 million shares and 561,000 shares, respectively, since the options were anti-dilutive.

(7) ACCOUNTING FOR STOCK-BASED COMPENSATION

In accordance with SFAS No. 123 (R), “Share-Based Payment,” the company recognizes compensation expense for stock options on a straight-line basis over the vesting period or to the date a participant becomes eligible for retirement, if earlier. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. During the first quarter of fiscal year 2008, there were no significant changes to the assumptions used in calculating the fair value of stock options.

In the first quarter of fiscal year 2008, the company recorded stock option expense that reduced earnings from continuing operations before provision for income taxes by $2.2 million, provision for income taxes by $768,000, earnings from continuing operations by $1.4 million and basic and diluted earnings per share from continuing operations by two cents. In the first quarter of fiscal year 2007, the company recorded stock option expense, excluding the one-time charge related to the acceleration of vesting of all outstanding options in connection with the Separation, that reduced earnings (loss) from continuing operations before provision (benefit) for income taxes by $2.1 million, provision (benefit) for income taxes by $728,000, earnings from continuing operations by $1.3 million, basic earnings per share from continuing operations by one cent and diluted earnings per share from continuing operations by two cents. The expense amounts in the first quarter of each fiscal year included the immediate expensing of the fair value of stock options granted during the quarter to participants who had already met the definition of retirement under the stock option plans. Stock option expense is included in advertising, marketing, selling and administrative expenses in the consolidated statements of earnings.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Also in accordance with SFAS No. 123 (R), the company amortizes the total fair market value of restricted shares on the date of grant to expense on a straight-line basis over the vesting period. The amortization expense related to restricted shares during the first quarter of fiscal year 2008 was $420,000, compared to $220,000 during the first quarter of fiscal year 2007, excluding the one-time charge related to the acceleration of vesting of all outstanding restricted shares in connection with the Separation.

During the first quarter of fiscal year 2008, the company granted 1.6 million stock options and 116,000 restricted shares under its existing stock-based compensation plans. In January, 2008, the company’s stockholders approved an amendment to the restricted stock plan which included a reduction in the number of authorized shares under the plan from 2.5 million to 1.5 million.

Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 107, “Share-Based Payment,” requires public companies to apply the rules of Accounting Series Release No. 268 (ASR 268), “Presentation in Financial Statements of Redeemable Preferred Stocks,” to stock options with contingent cash settlement provisions. ASR 268 requires securities with contingent cash settlement provisions which are not solely in the control of the issuer, without regard to probability of occurrence, to be classified outside of stockholders’ equity. The company’s stock option plans have a contingent cash settlement provision upon the occurrence of certain change in control events. While the company believes the possibility of occurrence of any change in control event which would trigger such cash settlement provision is remote, the contingent cash settlement of the stock options as a result of such event would not be solely in the control of the company. In accordance with ASR 268, the company has classified $9.9 million as “stock options subject to redemption” outside of stockholders’ equity on its consolidated balance sheet as of December 31, 2007. This amount represents the intrinsic value as of November 5, 2003 of currently outstanding stock options which were modified on that date as a result of the company’s conversion to one class of common stock. This amount will be reclassified into additional paid-in capital in future periods as the related stock options are exercised or canceled.

(8) COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of net earnings (loss), foreign currency translation adjustments and minimum pension liability adjustments as follows (in thousands):

	Three Months Ended December 31
	2007	2006
Net earnings (loss)	$30,907	(5,880)
Other comprehensive income adjustments:
Foreign currency translation during the period	3,311	5,211
Reclassification adjustment due to the recognition in net earnings of foreign currency translation loss in connection with the liquidation of a foreign legal entity	75	—
Minimum pension liability	—	(2,477)

Comprehensive income (loss)	$34,293	(3,146)

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

(9) BUSINESS SEGMENT INFORMATION

Segment information for the three months ended December 31, 2007 and 2006 is as follows (in thousands):

	Three Months Ended December 31
	2007	2006
Net sales:
Consumer Packaged Goods	$343,187	303,703
Cederroth International	57,488	51,790
Eliminations	—	(4,365)

	$400,675	351,128

Earnings (loss) from continuing operations before provision for income taxes:
Consumer Packaged Goods	$48,774	31,904
Cederroth International	(1,185)	(71)

Segment operating profit	47,589	31,833
Stock option expense (note 7)	(2,194)	(2,067)
Restructuring and other (note 3)	(4,789)	(31,410)
Interest income, net	2,880	309

	$43,486	(1,335)

(10) GOODWILL AND TRADE NAMES

The change in the carrying amount of goodwill by operating segment for the three months ended December 31, 2007 is as follows (in thousands):

	Consumer Packaged Goods	Cederroth International	Total
Balance as of September 30, 2007	$152,783	60,884	213,667
Additions	1,776	—	1,776
Foreign currency translation	153	853	1,006

Balance as of December 31, 2007	$154,712	61,737	216,449

The increase for Consumer Packaged Goods was attributable to the accrual of additional consideration related to the acquisition of Nexxus Products Company (Nexxus).

Indefinite-lived trade names by operating segment at December 31, 2007 and September 30, 2007 were as follows (in thousands):

	December 31, 2007	September 30, 2007
Consumer Packaged Goods	$74,780	74,782
Cederroth International	37,696	37,008

	$112,476	111,790

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

(11) LONG-TERM DEBT

Long-term debt at December 31, 2007 and September 30, 2007 consists of the following (in thousands):

	December 31, 2007	September 30, 2007
6.375% debentures due June, 2028	$120,000	120,000
Other	3,575	2,713

	123,575	122,713

Less: Amounts classified as current	120,832	120,636

	$2,743	2,077

The company has $120 million of 6.375% debentures outstanding due June 15, 2028. The company has the option to redeem the debentures at any time, in whole or in part, at a price equal to 100% of the principal amount plus accrued interest and, if applicable, a make-whole premium. In addition, the debentures are subject to repayment, in whole or in part, on June 15, 2008 at the option of the holders. In accordance with SFAS No. 78, “Classification of Obligations That Are Callable by the Creditor – an amendment of ARB No. 43, Chapter 3A,” the $120 million has been classified as a current liability on the company’s December 31, 2007 and September 30, 2007 consolidated balance sheets. If the holders do not demand repayment of the debentures on June 15, 2008, the $120 million will be reclassified back to long-term debt on the company’s June 30, 2008 consolidated balance sheet.

(12) ACQUISITION

On May 18, 2005, the company acquired substantially all the assets of Nexxus. The total amount paid for the acquisition in fiscal year 2005 was $46.5 million. In accordance with the purchase agreement, additional consideration of up to $55.0 million may be paid over the ten years following the closing of the acquisition based on a percentage of sales of Nexxus branded products. Such additional consideration will be accrued in the period the company becomes obligated to pay the amounts and will increase the amount of goodwill resulting from the acquisition. Through fiscal year 2007, the company has paid $10.9 million of additional consideration based on sales of Nexxus branded products through June 30, 2007. At December 31, 2007, the company owed $2.5 million of additional consideration which is expected to be paid in the fourth quarter of fiscal year 2008. Nexxus is included in the company’s Consumer Packaged Goods segment.

(13) NEW ACCOUNTING PRONOUNCEMENT

In December, 2007, the FASB issued SFAS No. 141 (R), “Business Combinations.” SFAS No. 141 (R) significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies and transaction costs. In addition, SFAS No. 141 (R) requires certain financial statement disclosures to enable users to evaluate and understand the nature and financial effects of the business combination. The provisions of SFAS No. 141 (R) are effective for fiscal years beginning after December 15, 2008 and earlier application is prohibited. Accordingly, the company will apply SFAS No. 141 (R) prospectively to business combinations that are consummated beginning in the first quarter of fiscal year 2010.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF BUSINESS

Alberto-Culver Company and its subsidiaries (the company or New Alberto-Culver) operate two businesses: Consumer Packaged Goods and Cederroth International. The Consumer Packaged Goods business develops, manufactures, distributes and markets branded beauty care products as well as branded food and household products in the United States and more than 100 other countries. Cederroth International manufactures, markets and distributes beauty and health care products throughout Scandinavia and in other parts of Europe.

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

In connection with the Separation, the company had to pay certain transaction costs, primarily legal and investment banking fees, which were expensed in the periods incurred and are included in discontinued operations. Approximately $18.7 million of transaction costs were expensed by the company in the first quarter of fiscal year 2007. Most expenses related to the Separation are not expected to be deductible for income tax purposes.

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

The company has treated the Separation as though it constituted a change in control for purposes of the company’s stock option and restricted stock plans. As a result, in accordance with the terms of these plans, all outstanding stock options and restricted shares of the company became fully vested upon completion of the Separation on November 16, 2006. Included in discontinued operations in the first quarter of fiscal year 2007 is a $5.3 million charge which reflects the amount of future compensation expense that would have been recognized in subsequent periods as the stock options and restricted shares for Sally Holdings employees vested over the original vesting periods.

In connection with the Separation, Michael H. Renzulli, the former Chairman of Sally Holdings, terminated his employment with the company and received certain contractual benefits totaling $4.0 million, which is included in discontinued operations in the first quarter of fiscal year 2007.

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

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

RESTRUCTURING AND OTHER

Restructuring and other expenses during the three months ended December 31, 2007 and 2006 consist of the following (in thousands):

	Three months ended December 31
	2007	2006
Severance and other exit costs	$2,367	9,710
Impairment and other property, plant and equipment charges	2,300	—
Non-cash charges related to the acceleration of vesting of stock options and restricted shares in connection with the Separation	—	12,198
Contractual termination benefits for the former President and Chief Executive Officer in connection with the Separation	—	9,888
Non-cash charge for the recognition of foreign currency translation loss in connection with the liquidation of a foreign legal entity	75	—
Legal fees and other expenses incurred to assign the company’s trademarks following the closing of the Separation	47	—
Gain on sale of assets	—	(386)

	$4,789	31,410

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

Through December 31, 2007, the company has recorded cumulative charges related to this plan of $15.6 million for severance, $241,000 for contract termination costs and $1.1 million for other exit costs. The following table reflects the activity related to this restructuring plan during the three months ended December 31, 2007 (in thousands):

	Liability at September 30, 2007	New Charges	Cash Payments & Other Settlements	Liability at December 31, 2007
Severance	$2,631	186	(1,486)	1,331
Contract termination costs	—	4	(4)	—
Other	93	214	(145)	162

	$2,724	404	(1,635)	1,493

On October 25, 2007, the company committed to another restructuring plan primarily related to the closure of its manufacturing facility in Toronto, Canada. As part of the plan, the company’s workforce will be reduced by approximately 125 employees. The changes affect the Consumer Packaged Goods business segment.

The following table reflects the activity related to this restructuring plan during the three months ended December 31, 2007 (in thousands):

	Initial Charges	Cash Payments & Other Settlements	Liability at December 31, 2007
Severance	$1,963	(124)	1,839

In total, the company expects to record additional severance and other exit costs of approximately $2.0 million related to these two plans during the remainder of fiscal year 2008, primarily in the second and third quarters. Cash payments related to these plans are expected to be substantially completed by the end of fiscal year 2008.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Impairment and Other Property, Plant and Equipment Charges

During the first quarter of fiscal year 2008, the company recorded an impairment charge of $648,000 related to the building and certain manufacturing equipment in connection with the planned closure of the Dallas, Texas manufacturing facility. The company also recorded an impairment charge of $1.3 million during the first quarter of fiscal year 2008 related to manufacturing equipment in connection with the planned closure of the Toronto, Canada manufacturing facility.

In each case, the fair value of the assets was determined using prices for similar assets in the respective markets, as determined by management using data from external sources. All asset groups subject to impairment were included as identifiable assets of the Consumer Packaged Goods business segment in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007. In addition to the impairments, the company recognized $381,000 of other fixed asset charges related to the closure of these two manufacturing facilities.

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

Foreign Currency Translation Loss

In the second quarter of fiscal year 2007, the company substantially completed the liquidation of a foreign legal entity in connection with its reorganization plan and is therefore recognizing in restructuring and other expenses the accumulated foreign currency translation loss related to the entity, which resulted in a $75,000 charge during the first quarter of fiscal year 2008.

Trademark Legal Fees and Other Expenses

Due to the series of transactions affecting the company’s legal structure as part of the closing of the Separation, the company has initiated a process to assign many of its existing trademarks in various countries around the world. In connection with this effort, the company incurred legal fees and other expenses of $47,000 in the first quarter of fiscal year 2008 and expects to incur additional costs of up to $750,000 during the remainder of fiscal year 2008.

Gain on Sale of Assets – Including Related Party Transaction

On December 21, 2006, the company entered into an agreement with 18000 LLC, a limited liability company controlled by Howard B. Bernick, NJI Sales, Inc., NetJets International, Inc. and NetJets Services, Inc. to assign 50% of the company’s 1/8th interest in a fractional-ownership airplane to 18000 LLC in exchange for $1.2 million. Mr. Bernick, a former director and the former President and Chief Executive Officer of the company, was the husband of Carol Lavin Bernick, Executive Chairman of the Board of Directors of the company. The company recognized a pre-tax gain of $386,000 as a result of the sale, which closed on December 22, 2006. The gain was recorded as an offset to the restructuring and other charges in the first quarter of fiscal year 2007. This transaction was approved by the audit committee of the board of directors of the company, consisting solely of independent directors.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Expected Savings

As a result of the reorganization plan and other restructuring activities, the company expects to recognize cost savings of approximately $24 million on an annualized basis. A vast majority of the cost savings amounts will affect the advertising, marketing, selling and administrative expenses line item on the consolidated statement of earnings, with certain savings amounts related to the closures of the Dallas, Texas and Toronto, Canada manufacturing facilities expected to affect gross profit. These savings will partially offset certain corporate costs that were previously unallocated and certain other expenses that were previously allocated to the discontinued Sally Holdings business.

RESULTS OF OPERATIONS

Comparison of the Quarters Ended December 31, 2007 and 2006

The company recorded first quarter net sales of $400.7 million in fiscal year 2008, up $49.5 million or 14.1% over the comparable period of the prior year. The effect of foreign exchange rates increased sales by 4.6% in the first quarter of fiscal year 2008. Organic sales, which exclude the effects of foreign exchange rates, grew 9.5% during the first quarter of fiscal year 2008. Organic sales growth includes the effect of net sales to Sally Holdings after the November 16, 2006 closing of the Separation (1.4%). In the first quarter of fiscal year 2007, all transactions with Sally Holdings prior to November 16, 2006 were considered intercompany and the elimination of these intercompany sales is classified as part of continuing operations.

Earnings from continuing operations were $29.5 million for the three months ended December 31, 2007 versus $3,000 for the same period of the prior year. Basic earnings per share from continuing operations were 30 cents in the first quarter of fiscal year 2008 compared to zero in the same period of fiscal year 2007. Diluted earnings per share from continuing operations were 29 cents in the current quarter compared to zero in the same period of the prior year. In the first quarter of fiscal year 2008, restructuring and other expenses reduced earnings from continuing operations by $3.2 million and basic and diluted earnings per share from continuing operations by 3 cents. In the first quarter of fiscal year 2007, restructuring and other expenses reduced earnings from continuing operations by $20.3 million, basic earnings per share from continuing operations by 22 cents and diluted earnings per share from continuing operations by 21 cents.

Sales of Consumer Packaged Goods in the first quarter of fiscal year 2008 increased 13.0% to $343.2 million from $303.7 million in fiscal year 2007. The first quarter increase was primarily due to higher sales of TRESemmé shampoos, conditioners and styling products (8.4%) in all markets around the world and the effect of foreign exchange rates (3.1%). In addition, sales increased for Nexxus products (1.1%) due to continued strong performance in retail channels following its launch in January, 2006.

Sales of Cederroth International increased to $57.5 million in the first quarter of fiscal year 2008 compared to $51.8 million for the prior year period. The sales increase of 11.0% for the quarter was primarily attributable to the positive effect of foreign exchange rates.

Gross profit increased $29.7 million or 16.4% for the first quarter of fiscal year 2008 versus the comparable quarter in fiscal year 2007. Gross profit, as a percentage of net sales, was 52.6% during the first quarter of fiscal year 2008 compared to 51.5% for continuing operations in the prior year period. The gross margin improvement is primarily attributable to favorable product mix and more efficient inventory management.

Compared to the prior year, advertising, marketing, selling and administrative expenses in fiscal year 2008 increased $14.1 million or 9.3% for the first quarter. This increase includes higher selling and administrative expenses (4.9%) primarily due to higher incentive costs in 2008 and the effect of foreign exchange rates, partially offset by cost savings realized as a result of the company’s reorganization plan and other restructuring activities. Selling and administrative expenses, as a percentage of net sales, decreased to 24.4% in the first quarter of fiscal year 2008 from 25.7% in the comparative quarter last year. In addition, the overall increase in advertising, marketing, selling and administrative expenses in fiscal year 2008 reflects higher expenditures for advertising and marketing (4.4%) which is discussed further below.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Advertising and marketing expenditures were $67.5 million in the first quarter of fiscal year 2008, an increase of 10.8% from $61.0 million in the prior year. The increase was primarily due to higher advertising and marketing expenditures for TRESemmé (5.3%), Alberto VO5 (3.8%) and Nexxus (2.7%), along with the effect of foreign exchange rates (4.1%). These increases were partially offset by lower spending for St. Ives (3.1%). Advertising and marketing expenditures, as a percentage of net sales, decreased to 16.9% in the first quarter of fiscal year 2008 from 17.4% in the comparative quarter last year.

The company recorded net interest income of $2.9 million in the first quarter of fiscal year 2008 and $309,000 for the first quarter of the prior year. Interest expense was $1.8 million in the first quarter of fiscal year 2008 and $2.2 million for the prior year period. Interest income was $4.7 million in the first quarter of fiscal year 2008 compared to $2.5 million for the first quarter of the prior year. The increase in interest income was primarily due to higher interest rates and higher cash and short-term investment balances in the current year.

The provision (benefit) for income taxes as a percentage of earnings (loss) from continuing operations before income taxes was 32.2% for the first quarter of fiscal year 2008 compared to approximately 100% for the first quarter of fiscal year 2007. The effective tax rate in 2007 is not meaningful due to the near break-even pre-tax results from continuing operations during the quarter. The benefit for income taxes and the effective rate were affected by the varying tax rates in the jurisdictions in which the company’s restructuring charges were recorded.

FINANCIAL CONDITION

December 31, 2007 versus September 30, 2007

Working capital at December 31, 2007 was $489.4 million, an increase of $47.9 million from working capital of $441.5 million at September 30, 2007. The increase in working capital was primarily generated from operations and cash received from exercises of employee stock options, partially offset by cash outlays for capital expenditures and cash dividends. The December 31, 2007 ratio of current assets to current liabilities of 2.24 to 1.00 increased from last year’s ratio of 2.06 to 1.00.

Cash, cash equivalents and short-term investments increased $35.0 million to $383.7 million during the first three months of fiscal year 2008 primarily due to cash flows provided by operating activities ($37.7 million) and cash received from exercises of employee stock options ($7.8 million), partially offset by cash outlays for capital expenditures ($12.7 million) and dividends ($5.4 million).

Receivables, less allowance for doubtful accounts, decreased 8.0% to $266.0 million from $289.1 million at September 30, 2007. Trade receivables decreased $27.3 million in the first three months of fiscal year 2008 primarily due to lower sales in the first quarter as compared to the fourth quarter of fiscal year 2007. Other receivables increased $4.2 million during fiscal year 2008 principally due to a receivable for a life insurance claim expected to be collected in the second quarter.

Other current assets increased $7.8 million to $38.5 million during the first three months of fiscal year 2008 primarily due to increases in deferred tax assets, prepaid advertising and marketing and prepaid insurance.

Accounts payable decreased $12.7 million to $137.7 million during the first three months of fiscal year 2008 mainly due to higher payables at the end of the prior fiscal year related to advertising expenditures.

Accrued expenses declined $10.4 million to $126.7 million at December 31, 2007 primarily due to payments in the quarter under various incentive plans and lower insurance accruals.

Current and long-term income taxes, which include both income taxes payable amounts and deferred income taxes, increased $9.8 million to $37.4 million at December 31, 2007, primarily due to the company’s earnings in the first quarter of fiscal year 2008 and the timing of tax payments.

Additional paid-in capital increased $12.7 million to $393.1 million at December 31, 2007 primarily as a result of paid-in capital recorded for stock option expense and restricted shares and the issuance of common stock related to the exercise of stock options and other employee incentive plans.

Retained earnings increased from $585.1 million at September 30, 2007 to $612.9 million at December 31, 2007 due to net earnings for the first three months of fiscal year 2008 along with $2.2 million resulting from the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109,” partially offset by the payment of $5.4 million of regular quarterly cash dividends.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Accumulated other comprehensive income was $10.3 million at December 31, 2007 compared to $6.9 million at September 30, 2007. This change was primarily a result of the strengthening of certain foreign currencies versus the U.S. dollar, particularly the Swedish krona.

LIQUIDITY AND CAPITAL RESOURCES

Cash Provided by Operating Activities – Net cash provided by operating activities was $37.7 million and $14.2 million for the first three months of fiscal year 2008 and 2007, respectively. Cash flows from operating activities increased in 2008 due to significantly higher cash flows related to increased sales and earnings. This improvement was partially offset by an increase in amounts paid for overall working capital.

Cash Used by Investing Activities – Net cash used by investing activities was $15.9 million and $24.6 million for the first three months of fiscal year 2008 and 2007, respectively. Capital expenditures were $12.7 million in the first three months of fiscal year 2008, which included $7.2 million related to the company’s new manufacturing facility in Jonesboro, Arkansas, compared to $9.7 million in the same period of the prior year. Net cash used by investing activities also included net purchases of short-term investments of $3.4 million and $16.4 million in the first quarter of fiscal year 2008 and 2007, respectively.

Cash Provided by Financing Activities – Net cash provided by financing activities was $10.7 million and $22.2 million for the first three months of fiscal year 2008 and 2007, respectively. Proceeds from the exercise of employee stock options were $7.8 million in fiscal year 2008, compared to $25.0 million in the first quarter last year. The company paid cash dividends of $5.4 million in the first quarter of fiscal year 2008. Net cash used by financing activities was also affected by changes in the book cash overdraft balance in each period.

Cash dividends paid on common stock were $.055 per share in the first quarter of fiscal year 2008. In connection with the Separation, during the first quarter of fiscal year 2007 the company’s shareholders received a $25.00 per share special cash dividend for each share of common stock owned as of November 16, 2006.

The company anticipates that its existing cash and investment balances, along with cash flows from operations and available credit, will be sufficient to fund the possible put of the $120 million debentures, as discussed below, and operating requirements in future years. During the remainder of fiscal year 2008, the company expects that cash will continue to be used for capital expenditures, new product development, market expansion, dividend payments, payments related to the restructuring and, if applicable, acquisitions. The company may also purchase shares of its common stock depending on market conditions and subject to certain restrictions related to the New Alberto-Culver share distribution in connection with the Separation.

On November 12, 2006, the board of directors authorized the company to purchase up to 5 million shares of common stock. This new authorization replaced the previous authorization to purchase Old Alberto-Culver common stock. No shares have been purchased under the authorization as of December 31, 2007.

The company has obtained long-term financing as needed to fund acquisitions and other growth opportunities. Funds also may be obtained prior to their actual need in order to take advantage of opportunities in the debt markets. The company has a $300 million revolving credit facility which expires November 13, 2011. There were no borrowings outstanding on the revolving credit facility at December 31, 2007 or September 30, 2007. The facility may be drawn in U.S. dollars or certain foreign currencies. Under debt covenants, the company has sufficient flexibility to incur additional borrowings as needed. The current facility includes a covenant that limits the company’s ability to purchase its common stock or pay dividends if the cumulative stock repurchases plus cash dividends exceeds $250 million plus 50% of “consolidated net income” (as defined in the credit agreement) commencing January 1, 2007.

The company’s $120 million of 6.375% debentures are due June 15, 2028. The company has the option to redeem the debentures at any time, in whole or in part, at a price equal to 100% of the principal amount plus accrued interest and, if applicable, a make-whole premium. In addition, the debentures are subject to repayment, in whole or in part, on June 15, 2008 at the option of the holders. In accordance with SFAS No. 78, “Classification of Obligations That Are Callable by the Creditor – an amendment of ARB No. 43, Chapter 3A,” the $120 million has been classified as a current liability on the company’s December 31, 2007 consolidated balance sheet. If the holders do not demand repayment of the debentures on June 15, 2008, the $120 million will be reclassified back to long-term debt on the company’s June 30, 2008 consolidated balance sheet.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

The company is in compliance with the covenants and other requirements of its revolving credit agreement and 6.375% debentures. Additionally, the revolving credit agreement and the 6.375% debentures do not include credit rating triggers or subjective clauses that would accelerate maturity dates.

NEW ACCOUNTING PRONOUNCEMENT

In December, 2007, the FASB issued SFAS No. 141 (R), “Business Combinations.” SFAS No. 141 (R) significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies and transaction costs. In addition, SFAS No. 141 (R) requires certain financial statement disclosures to enable users to evaluate and understand the nature and financial effects of the business combination. The provisions of SFAS No. 141 (R) are effective for fiscal years beginning after December 15, 2008 and earlier application is prohibited. Accordingly, the company will apply SFAS No.141 (R) prospectively to business combinations that are consummated beginning in the first quarter of fiscal year 2010.

CRITICAL ACCOUNTING POLICIES

The company’s significant accounting policies are described in note 2 of the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2007. A discussion of critical accounting policies is included in MD&A in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007. Other than the item discussed below, there were no significant changes in the company’s critical accounting policies during the three months ended December 31, 2007.

The company adopted the provisions of FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109,” effective October 1, 2007. FIN No. 48 clarifies the recognition threshold and measurement requirements for tax positions taken or expected to be taken in tax returns and provides guidance on the related classification and disclosure. The adoption of FIN No. 48 resulted in a $2.2 million increase to the October 1, 2007 retained earnings balance and the reclassification of the company’s $6.5 million tax liability for unrecognized tax benefits from current to long-term.

At October 1, 2007, the company’s total liability for unrecognized tax benefits, after the adoption of FIN No. 48, was $6.5 million, of which $4.8 million represented tax benefits that, if recognized, would favorably impact the effective tax rate. The company’s liability for unrecognized tax benefits increased to $6.9 million at December 31, 2007.

The company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of the income tax provision in the consolidated statements of earnings. At October 1, 2007, the company’s total liability for unrecognized tax benefits included accrued interest and penalties of $1.4 million.

The company files a consolidated U.S. federal income tax return, as well as income tax returns in various states and foreign jurisdictions. With some exceptions, the company is no longer subject to examinations by tax authorities in the U.S. for years prior to fiscal 2003 and in its major international markets for years prior to fiscal 2001.

In the next 12 months, the company’s effective tax rate and the amount of unrecognized tax benefits could be affected positively or negatively by the resolution of ongoing tax audits and the expiration of certain statutes of limitations. The company is unable to project the potential range of tax impacts at this time.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

RECONCILIATION OF NON-GAAP FINANCIAL MEASURE

A reconciliation of “organic sales growth” to its most directly comparable financial measure under GAAP for the three months ended December 31, 2007 and 2006 is as follows:

	Three Months Ended December 31
	2007	2006
Net sales growth, as reported	14.1%	12.6%
Effect of foreign exchange rates	(4.6)	(2.8)

Organic sales growth *	9.5%	9.8%

*	Organic sales growth includes the effect of net sales to Sally Holdings after the November 16, 2006 closing of the Separation. All transactions with Sally Holdings prior to November 16, 2006, including a portion of the first quarter of fiscal year 2007 and all of fiscal year 2006, were considered intercompany and the elimination of these intercompany sales is classified as part of continuing operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the company’s market risk during the three months ended December 31, 2007.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

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

PART II

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 12, 2006, the board of directors authorized the company to purchase up to 5 million shares of common stock. This new authorization replaced the previous authorization to purchase Old Alberto-Culver common stock. No shares have been purchased under the authorization as of December 31, 2007.

During the three months ended December 31, 2007, the company acquired 1,219 shares of common stock that were surrendered by employees in connection with the exercise of stock options.

The following table summarizes information with respect to the above referenced purchases made by or on behalf of the company of shares of its common stock during the three months ended December 31, 2007:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 – 31, 2007	—	—	—	5,000,000
November 1 – 30, 2007	1,219	$25.25	—	5,000,000
December 1 – 31, 2007	—	—	—	5,000,000

Total	1,219		—

ITEM 6. EXHIBITS

31(a)	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

31(b)	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

February 7, 2008