Form 10-Q
period 2008-03-31
Alberto-Culver CO
filed 2008-05-08
CIK 1368457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:

March 31, 2008

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

Yes  ☐            No  ☒

At March 31, 2008, the company had 100,681,013 shares of common stock outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

Three Months Ended March 31, 2008 and 2007

(in thousands, except per share data)

	(Unaudited)
	2008	2007
Net sales	$412,783	383,412
Cost of products sold	192,351	183,575

Gross profit	220,432	199,837
Advertising, marketing, selling and administrative expenses	180,099	166,682
Restructuring and other (note 3)	2,070	593

Operating earnings	38,263	32,562
Interest income, net of interest expense of $1,851 in 2008 and $2,091 in 2007	(2,500)	(697)

Earnings from continuing operations before provision for income taxes	40,763	33,259
Provision for income taxes	12,382	11,498

Earnings from continuing operations	28,381	21,761
Earnings from discontinued operations, net of income taxes (note 2)	646	797

Net earnings	$29,027	22,558

Basic earnings per share:
Continuing operations	$.28	.23
Discontinued operations	.01	—

Total	$.29	.23

Diluted earnings per share:
Continuing operations	$.28	.22
Discontinued operations	—	.01

Total	$.28	.23

Weighted average shares outstanding:
Basic	99,592	96,181

Diluted	102,007	98,996

Cash dividends paid per share	$.065	.055

See Notes to Consolidated Financial Statements.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

Six Months Ended March 31, 2008 and 2007

(in thousands, except per share data)

	(Unaudited)
	2008	2007
Net sales	$813,458	734,540
Cost of products sold	382,297	353,715

Gross profit	431,161	380,825
Advertising, marketing, selling and administrative expenses	345,433	317,904
Restructuring and other (note 3)	6,859	32,003

Operating earnings	78,869	30,918
Interest income, net of interest expense of $3,631 in 2008 and $4,301 in 2007	(5,380)	(1,006)

Earnings from continuing operations before provision for income taxes	84,249	31,924
Provision for income taxes	26,364	10,160

Earnings from continuing operations	57,885	21,764
Earnings (loss) from discontinued operations, net of income taxes (note 2)	2,049	(5,086)

Net earnings	$59,934	16,678

Basic earnings (loss) per share:
Continuing operations	$.59	.23
Discontinued operations	.02	(.05)

Total	$.61	.18

Diluted earnings (loss) per share:
Continuing operations	$.57	.22
Discontinued operations	.02	(.05)

Total	$.59	.17

Weighted average shares outstanding:
Basic	98,840	94,549

Diluted	101,316	96,961

Cash dividends paid per share, including special cash dividend paid in connection with the Separation in 2007	$0.12	25.055

See Notes to Consolidated Financial Statements.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

March 31, 2008 and September 30, 2007

(in thousands, except share data)

	(Unaudited)
	March 31, 2008	September 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$378,872	93,062
Short-term investments	—	255,600
Receivables, less allowance for doubtful accounts ($5,122 at March 31, 2008 and $4,710 at September 30, 2007)	260,715	289,077
Inventories:
Raw materials	49,358	45,199
Work-in-process	8,274	8,435
Finished goods	144,834	135,503

Total inventories	202,466	189,137
Other current assets	36,733	30,662

Total current assets	878,786	857,538

Property, plant and equipment at cost, less accumulated depreciation ($263,485 at March 31, 2008 and $254,046 at September 30, 2007)	236,797	224,494
Goodwill	224,243	213,667
Trade names	115,401	111,790
Long-term investments	74,333	—
Other assets	75,750	80,071

Total assets	$1,605,310	1,487,560

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$120,916	120,636
Accounts payable	145,883	150,388
Accrued expenses	136,043	137,109
Income taxes	4,442	7,917

Total current liabilities	407,284	416,050

Long-term debt	2,709	2,077
Income taxes	27,176	19,701
Other liabilities	68,273	65,961

Total liabilities	505,442	503,789

Stock options subject to redemption	8,596	10,407
Stockholders’ equity:
Preferred stock, par value $.01 per share, authorized 50,000,000 shares, none issued	—	—
Common stock, par value $.01 per share, authorized 300,000,000 shares, issued 100,681,013 shares at March 31, 2008 and 98,057,020 shares at September 30, 2007	1,007	981
Additional paid-in capital	432,768	380,372
Retained earnings	635,389	585,143
Accumulated other comprehensive income	22,108	6,868

Total stockholders’ equity	1,091,272	973,364

Total liabilities and stockholders’ equity	$1,605,310	1,487,560

See Notes to Consolidated Financial Statements.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Six Months Ended March 31, 2008 and 2007

(in thousands)

	(Unaudited)
	2008	2007
Cash Flows from Operating Activities:
Net earnings	$59,934	16,678
Less: Earnings (loss) from discontinued operations	2,049	(5,086)

Earnings from continuing operations	57,885	21,764
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation	14,140	13,708
Amortization of other assets and unearned compensation	1,992	1,515
Restructuring and other – non-cash charges (note 3)	3,301	13,468
Restructuring and other – loss (gain) on sale of assets (note 3)	226	(5,894)
Stock option expense (note 8)	3,153	2,640
Deferred income taxes	1,752	(20,629)
Cash effects of changes in:
Receivables, net	36,632	(3,053)
Inventories	(8,772)	(13,377)
Other current assets	(3,829)	(1,266)
Accounts payable and accrued expenses	(9,133)	7,304
Income taxes	5,234	8,369
Other assets	(3,396)	1,886
Other liabilities	173	502

Net cash provided by operating activities	99,358	26,937

Cash Flows from Investing Activities:
Proceeds from sales of investments	402,055	361,591
Payments for purchases of investments	(223,755)	(480,356)
Capital expenditures	(30,173)	(18,532)
Proceeds from disposals of assets	3,370	27,943

Net cash provided (used) by investing activities	151,497	(109,354)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	1,067	919
Repayments of long-term debt	(492)	(567)
Change in book cash overdraft	(1,949)	(4,743)
Proceeds from exercises of stock options	39,696	60,647
Excess tax benefit from stock option exercises	6,189	6,251
Cash dividends paid	(11,925)	(5,289)
Stock purchased (note 6)	(33)	(876)

Net cash provided by financing activities	32,553	56,342

Effect of foreign exchange rate changes on cash and cash equivalents	2,402	3,177

Net cash provided (used) by continuing operations	285,810	(22,898)

(continued)

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

Six Months Ended March 31, 2008 and 2007

(in thousands)

	(Unaudited)
	2008	2007
Discontinued Operations:
Net cash used by operating activities of discontinued operations	—	(3,832)
Net cash used by investing activities of discontinued operations	—	(67,958)
Net cash used by financing activities of discontinued operations – special cash dividend paid in connection with the Separation	—	(2,342,188)
Net cash provided by financing activities of discontinued operations – other	—	2,324,395
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	—	(212)

Net cash used by discontinued operations	—	(89,795)

Net increase (decrease) in cash and cash equivalents	285,810	(112,693)
Cash and cash equivalents at beginning of period, including cash and cash equivalents of discontinued operations	93,062	206,465

Cash and cash equivalents at end of period	$378,872	93,772

See Notes to Consolidated Financial Statements.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

In connection with the Separation, the company had to pay certain transaction costs, primarily legal and investment banking fees, which were expensed in the periods incurred and are included in discontinued operations. Approximately $18.7 million of transaction costs were expensed by the company in the first half of fiscal year 2007. Most expenses related to the Separation are not expected to be deductible for income tax purposes.

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

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

The results of discontinued operations for the three and six months ended March 31, 2008 and 2007 were as follows (in thousands):

	Three months ended March 31		Six months ended March 31
	2008*	2007*	2008*	2007**
Net sales	$—	—	—	310,753

Transaction expenses and other related costs	$—	—	—	27,975

Earnings before provision for income taxes	$1,094	1,226	3,252	3,093
Provision for income taxes	448	429	1,203	8,179

Earnings (loss) from discontinued operations, net of income taxes	$646	797	2,049	(5,086)

*	Primarily reflects favorable adjustments to self-insurance reserves for pre-Separation Sally claims retained by the company.
**	Primarily includes results through November 16, 2006. The transaction expenses and other related costs includes $18.7 million of transaction expenses, $5.3 million related to the acceleration of vesting of stock options and restricted shares held by Sally Holdings employees and $4.0 million of contractual benefits for the former Chairman of Sally Holdings.

The Sally Beauty Supply segment of Sally Holdings is a long-standing customer of the company’s consumer products business. In the first half of fiscal year 2007, the company’s consumer products business recorded $4.2 million of sales to Sally Holdings prior to November 16, 2006, all of which were eliminated from the consolidated results of the company, because, at the time, the sales represented intercompany transactions. The company continues to have an ongoing customer relationship with New Sally following the Separation.

(3)	RESTRUCTURING AND OTHER

Restructuring and other expenses during the three and six months ended March 31, 2008 and 2007 consist of the following (in thousands):

	Three months ended March 31		Six months ended March 31
	2008	2007	2008	2007
Severance and other exit costs	$913	4,831	3,280	14,541
Impairment and other property, plant and equipment charges	774	—	3,074	—
Loss (gain) on sale of assets	226	(5,508)	226	(5,894)
Non-cash charges related to the acceleration of vesting of stock options and restricted shares in connection with the Separation	—	—	—	12,198
Contractual termination benefits for the former President and Chief Executive Officer in connection with the Separation	—	—	—	9,888
Non-cash charge for the recognition of foreign currency translation loss in connection with the liquidation of a foreign legal entity	152	1,270	227	1,270
Legal fees and other expenses incurred to assign the company’s trademarks following the closing of the Separation	5	—	52	—

	$2,070	593	6,859	32,003

Severance and Other Exit Costs

On November 27, 2006, the company committed to a plan to terminate employees as part of a reorganization following the Separation. In connection with this reorganization plan, on December 1, 2006 the company announced that it was going to close its manufacturing facility in Dallas, Texas. The company’s worldwide workforce has been reduced by approximately 225 employees as a result of the reorganization plan, including 125 employees from the Dallas, Texas manufacturing facility. The changes primarily affect corporate functions or the Consumer Packaged Goods business segment.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Through March 31, 2008, the company has recorded cumulative charges related to this plan of $15.7 million for severance, $241,000 for contract termination costs and $1.3 million for other exit costs. The following table reflects the activity related to this restructuring plan during the six months ended March 31, 2008 (in thousands):

	Liability at September 30, 2007	New Charges		Cash Payments & Other Settlements	Liability at March 31, 2008
Severance	$2,631	332		(1,914)	1,049
Contract termination costs	—	4		(4)	—
Other	93	397		(315)	175

	$2,724	733	*	(2,233)	1,224

On October 25, 2007, the company committed to another restructuring plan primarily related to the closure of its manufacturing facility in Toronto, Canada. As part of the plan, the company’s workforce will be reduced by approximately 125 employees. The changes affect the Consumer Packaged Goods business segment.

The following table reflects the activity related to this restructuring plan during the six months ended March 31, 2008 (in thousands):

	Initial Charges		Cash Payments & Other Settlements	Liability at March 31, 2008
Severance	$2,422		(987)	1,435
Other	125		(125)	—

	$2,547	*	(1,112)	1,435

*	The sum of these two amounts from the tables above represents the $3.3 million of total charges for severance and other exit costs recorded during the first half of fiscal year 2008.

In total, the company expects to record additional severance and other exit costs of approximately $500,000 related to these two plans during the remainder of fiscal year 2008. Cash payments related to these plans are expected to be substantially completed by the end of fiscal year 2008.

Impairment and Other Property, Plant and Equipment Charges

During the first half of fiscal year 2008, the company recorded an impairment charge of $648,000 related to the building and certain manufacturing equipment in connection with the closure of the Dallas, Texas manufacturing facility. The company also recorded an impairment charge of $1.3 million during the first half of fiscal year 2008 related to manufacturing equipment in connection with the closure of the Toronto, Canada manufacturing facility.

In each case, the fair value of the assets was determined using prices for similar assets in the respective markets, as determined by management using data from external sources. All asset groups subject to impairment were included as identifiable assets of the Consumer Packaged Goods business segment in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007. In addition to the impairments, the company recognized $1.2 million of other fixed asset charges related to the closure of these two manufacturing facilities during the first half of fiscal year 2008.

Loss (Gain) on Sale of Assets – Including Related Party Transactions

The company closed on the sale of its manufacturing facility in Dallas, Texas on March 26, 2008. The company received net cash proceeds of $3.1 million and recognized a pre-tax loss of $226,000 in the second quarter of fiscal year 2008 as a result of the sale.

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

Each of these gains for the related party transactions was recorded as an offset to the restructuring and other charges in the first half of fiscal year 2007.

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

Foreign Currency Translation Loss

The company substantially completed the liquidation of a foreign legal entity in connection with its reorganization plan and is therefore recognizing in restructuring and other expenses the accumulated foreign currency translation loss related to the entity, which resulted in a $227,000 charge during the first half of fiscal year 2008.

Trademark Legal Fees and Other Expenses

Due to the series of transactions affecting the company’s legal structure as part of the closing of the Separation (as described in note 2), the company has initiated a process to assign many of its existing trademarks in various countries around the world. In connection with this effort, the company incurred legal fees and other expenses of $52,000 in the first half of fiscal year 2008 and expects to incur additional costs of up to $400,000 during the remainder of fiscal year 2008.

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

At October 1, 2007, the company’s total liability for unrecognized tax benefits, after the adoption of FIN No. 48, was $6.5 million, of which $4.8 million represented tax benefits that, if recognized, would favorably impact the effective tax rate. The company’s liability for unrecognized tax benefits increased to $6.9 million at March 31, 2008.

The company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of the income tax provision in the consolidated statements of earnings. At October 1, 2007, the company’s total liability for unrecognized tax benefits included accrued interest and penalties of $1.4 million.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

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

(5)	AUCTION RATE SECURITIES

The company regularly invests in auction rate securities (ARS) which typically are bonds with long-term maturities that have interest rates which reset at intervals of up to 35 days through an auction process. These investments are considered available for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” All of the company’s investments in ARS at March 31, 2008 represent interests in pools of student loans and have AAA/Aaa credit ratings. In addition, all of these securities carry an indirect guarantee by the U.S. federal government of at least 97% of the par value through the Federal Family Education Loan Program (FFELP). Based on these factors and the credit worthiness of the underlying assets, the company does not believe that it has significant principal risk with regard to these investments.

Historically, the periodic auctions for these ARS investments have provided a liquid market for these securities. As a result, the company carried its investments at par value, which approximated fair value, and classified them as short-term in the consolidated balance sheets. During the quarter ended March 31, 2008, each of the company’s remaining ARS investments experienced multiple failed auctions, meaning that there were insufficient bidders to match the supply of securities submitted for sale. The company continues to earn interest on these investments at the maximum contractual rate and continues to collect the interest in accordance with the stated terms of the securities. Given the company’s inability to estimate when its ARS will settle, the investments have been reclassified to long-term consistent with the terms of the underlying securities.

At March 31, 2008, the company has auction rate securities with a total par value of $77.3 million. The company has recorded these investments on its consolidated balance sheet at an estimated fair value of $74.3 million and recorded an unrealized loss of $3.0 million in other comprehensive income in the second quarter, reflecting the decline in the estimated fair value. The fair value of these securities has been estimated by management using data from external sources. Because there is no active market for these securities, management utilized a discounted cash flow valuation model to estimate fair value, with the key assumptions in the model being the expected holding period for the ARS, the expected coupon rate over the holding period and the required rate of return by market participants (discount rate), adjusted to reflect the current illiquidity in the market. As of March 31, 2008, the company has concluded that no other-than-temporary impairment losses have occurred because its investments continue to be of high credit quality and the company has the intent and ability to hold these investments until the anticipated recovery in market value occurs. The company will continue to analyze its ARS in future periods for impairment and may be required to record a charge in its statement of earnings in future periods if the decline in fair value is determined to be other-than-temporary.

The company anticipates that its existing cash and cash equivalent balances, along with cash flows from operations and available credit, will be sufficient to fund its operating and other requirements.

(6)	STOCKHOLDERS’ EQUITY

On November 12, 2006, the board of directors authorized the company to purchase up to 5 million shares of common stock. This new authorization replaced the previous authorization to purchase Old Alberto-Culver common stock. No shares have been purchased under the authorization as of March 31, 2008. On April 30, 2008, the company began making open market purchases of its common stock under this authorization.

The company’s $300 million revolving credit facility, as amended, includes a covenant that limits the company’s ability to purchase its common stock or pay dividends if the cumulative stock repurchases plus cash dividends exceeds $250 million plus 50% of “consolidated net income” (as defined in the credit agreement) commencing January 1, 2007.

During the six months ended March 31, 2008 and 2007, the company acquired $33,000 and $876,000, respectively, of common stock surrendered by employees in connection with the payment of withholding taxes as provided under the terms of certain incentive plans. In addition, during the six months ended March 31, 2008, the company acquired $163,000 of common stock surrendered by employees to pay the exercise price of stock options. All shares acquired under these plans are not subject to the company’s stock repurchase program.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

(7)	WEIGHTED AVERAGE SHARES OUTSTANDING

The following table provides information on basic and diluted weighted average shares outstanding (in thousands):

	Three Months Ended March 31		Six Months Ended March 31
	2008	2007	2008	2007
Basic weighted average shares outstanding	99,592	96,181	98,840	94,549
Effect of dilutive securities:
Assumed exercise of stock options	2,470	2,784	2,562	2,457
Assumed vesting of restricted stock	415	280	395	216
Effect of unrecognized stock-based compensation related to future services	(470)	(249)	(481)	(261)

Diluted weighted average shares outstanding	102,007	98,996	101,316	96,961

The computations of diluted weighted average shares outstanding for the three and six months ended March 31, 2008 exclude stock options for 1.4 million shares and 1.3 million shares, respectively, since the options were anti-dilutive. Stock options for 1.7 million and 1.1 million shares were anti-dilutive for the three and six months ended March 31, 2007, respectively.

(8)	ACCOUNTING FOR STOCK-BASED COMPENSATION

In accordance with SFAS No. 123 (R), “Share-Based Payment,” the company recognizes compensation expense for stock options on a straight-line basis over the vesting period or to the date a participant becomes eligible for retirement, if earlier. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. During the first half of fiscal year 2008, there were no significant changes to the assumptions used in calculating the fair value of stock options.

In the second quarter of fiscal year 2008, the company recorded stock option expense that reduced earnings from continuing operations before provision for income taxes by $1.0 million, provision for income taxes by $336,000, earnings from continuing operations by $623,000 and basic earnings per share from continuing operations by one cent. Stock option expense in the quarter had no effect on diluted earnings per share from continuing operations. In the first half of fiscal year 2008, the company recorded stock option expense that reduced earnings from continuing operations before provision for income taxes by $3.2 million, provision for income taxes by $1.2 million, earnings from continuing operations by $2.0 million and basic and diluted earnings per share from continuing operations by two cents. In the second quarter of fiscal year 2007, the company recorded stock option expense that reduced earnings from continuing operations before provision for income taxes by $573,000, provision for income taxes by $217,000 and earnings from continuing operations by $356,000. Stock option expense in the quarter had no effect on basic and diluted earnings per share from continuing operations. In the first half of fiscal year 2007, the company recorded stock option expense, excluding the one-time charge related to the acceleration of vesting of all outstanding options in connection with the Separation, that reduced earnings from continuing operations before provision for income taxes by $2.6 million, provision for income taxes by $945,000, earnings from continuing operations by $1.7 million and basic and diluted earnings per share from continuing operations by two cents. The expense amounts in the first quarter of each fiscal year included the immediate expensing of the fair value of stock options granted during the quarter to participants who had already met the definition of retirement under the stock option plans. Stock option expense is included in advertising, marketing, selling and administrative expenses in the consolidated statements of earnings.

Also in accordance with SFAS No. 123 (R), the company amortizes the total fair market value of restricted shares on the date of grant to expense on a straight-line basis over the vesting period. The amortization expense related to restricted shares during the second quarter of fiscal year 2008 was $756,000, compared to $277,000 during the second quarter of fiscal year 2007. The amortization expense related to restricted shares during the first half of fiscal year 2008 was $1.2 million, compared to $497,000 during the first half of fiscal year 2007, excluding the one-time charge related to the acceleration of vesting of all outstanding restricted shares in connection with the Separation. The amortization expense amount in the second quarter of fiscal year 2008 included the immediate expensing of the fair value of restricted shares granted during the quarter to certain non-employee directors who had already met the service requirement under the current restricted stock plan.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

During the first half of fiscal year 2008, the company granted 1.7 million stock options and 152,000 restricted shares under its existing stock-based compensation plans. In January, 2008, the company’s stockholders approved an amendment to the restricted stock plan which included a reduction in the number of authorized shares under the plan from 2.5 million to 1.5 million and added a provision to make automatic grants of restricted shares with a value of approximately $65,000 to each non-employee director on the date of each regular annual meeting of shareholders. The first such grant occurred on January 24, 2008. In addition, in connection with the amendment to the restricted stock plan, the company’s non-employee director stock option plan was amended to discontinue any future stock option grants to non-employee directors.

Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 107, “Share-Based Payment,” requires public companies to apply the rules of Accounting Series Release No. 268 (ASR 268), “Presentation in Financial Statements of Redeemable Preferred Stocks,” to stock options with contingent cash settlement provisions. ASR 268 requires securities with contingent cash settlement provisions which are not solely in the control of the issuer, without regard to probability of occurrence, to be classified outside of stockholders’ equity. The company’s stock option plans have a contingent cash settlement provision upon the occurrence of certain change in control events. While the company believes the possibility of occurrence of any change in control event which would trigger such cash settlement provision is remote, the contingent cash settlement of the stock options as a result of such event would not be solely in the control of the company. In accordance with ASR 268, the company has classified $8.6 million as “stock options subject to redemption” outside of stockholders’ equity on its consolidated balance sheet as of March 31, 2008. This amount represents the intrinsic value as of November 5, 2003 of currently outstanding stock options which were modified on that date as a result of the company’s conversion to one class of common stock. This amount will be reclassified into additional paid-in capital in future periods as the related stock options are exercised or canceled.

(9)	COMPREHENSIVE INCOME

Comprehensive income consists of net earnings, foreign currency translation adjustments, the unrealized loss on ARS investments and minimum pension liability adjustments as follows (in thousands):

	Three Months Ended March 31		Six Months Ended March 31
	2008	2007	2008	2007
Net earnings	$29,027	22,558	59,934	16,678
Other comprehensive income adjustments:
Foreign currency translation during the period	15,022	(1,807)	18,333	3,404
Reclassification adjustment due to the recognition in net earnings of foreign currency translation loss (gain) in connection with the liquidation of foreign legal entities	(201)	1,270	(126)	1,270
Unrealized loss on ARS investments	(2,967)	—	(2,967)	—
Minimum pension liability	—	808	—	(1,669)

Comprehensive income	$40,881	22,829	75,174	19,683

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

(10)	BUSINESS SEGMENT INFORMATION

Segment information for the three and six months ended March 31, 2008 and 2007 is as follows (in thousands):

	Three Months Ended March 31		Six Months Ended March 31
	2008	2007	2008	2007
Net sales:
Consumer Packaged Goods	$349,369	331,223	692,556	634,926
Cederroth International	63,414	52,189	120,902	103,979
Eliminations	—	—	—	(4,365)

	$412,783	383,412	813,458	734,540

Earnings from continuing operations before provision for income taxes:

Consumer Packaged Goods	$40,031	32,045	88,805	63,949
Cederroth International	1,261	1,683	76	1,612

Segment operating profit	41,292	33,728	88,881	65,561
Stock option expense (note 8)	(959)	(573)	(3,153)	(2,640)
Restructuring and other (note 3)	(2,070)	(593)	(6,859)	(32,003)
Interest income, net	2,500	697	5,380	1,006

	$40,763	33,259	84,249	31,924

(11)	GOODWILL AND TRADE NAMES

The change in the carrying amount of goodwill by operating segment for the six months ended March 31, 2008 is as follows (in thousands):

	Consumer Packaged Goods	Cederroth International	Total
Balance as of September 30, 2007	$152,783	60,884	213,667
Additions	4,701	—	4,701
Foreign currency translation	269	5,606	5,875

Balance as of March 31, 2008	$157,753	66,490	224,243

The increase for Consumer Packaged Goods was attributable to the accrual of additional consideration related to the acquisition of Nexxus Products Company (Nexxus). In accordance with the purchase agreement dated May 18, 2005, additional consideration of up to $55.0 million may be paid over the ten years following the closing of the acquisition based on a percentage of sales of Nexxus branded products. Such additional consideration is being accrued in the period the company becomes obligated to pay the amounts and is increasing the amount of goodwill resulting from the acquisition. Through fiscal year 2007, the company has paid $10.9 million of additional consideration based on sales of Nexxus branded products through June 30, 2007. At March 31, 2008, the company owed $5.4 million of additional consideration which is expected to be paid in the fourth quarter of fiscal year 2008.

Indefinite-lived trade names by operating segment at March 31, 2008 and September 30, 2007 were as follows (in thousands):

	March 31, 2008	September 30, 2007
Consumer Packaged Goods	$74,771	74,782
Cederroth International	40,630	37,008

	$115,401	111,790

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

(12)	LONG-TERM DEBT

Long-term debt at March 31, 2008 and September 30, 2007 consists of the following (in thousands):

	March 31, 2008	September 30, 2007
6.375% debentures due June, 2028	$120,000	120,000
Other	3,625	2,713

	123,625	122,713
Less: Amounts classified as current	120,916	120,636

	$2,709	2,077

The company has $120 million of 6.375% debentures outstanding due June 15, 2028. The company has the option to redeem the debentures at any time, in whole or in part, at a price equal to 100% of the principal amount plus accrued interest and, if applicable, a make-whole premium. In addition, the debentures are subject to repayment, in whole or in part, on June 15, 2008 at the option of the holders. In accordance with SFAS No. 78, “Classification of Obligations That Are Callable by the Creditor – an amendment of ARB No. 43, Chapter 3A,” the $120 million has been classified as a current liability on the company’s March 31, 2008 and September 30, 2007 consolidated balance sheets. The holders have a one-month period ending May 16, 2008 to give the company notice if they want to demand repayment. If the holders do not demand repayment of the debentures on June 15, 2008, the $120 million will be reclassified back to long-term debt on the company’s June 30, 2008 consolidated balance sheet.

(13)	NEW ACCOUNTING PRONOUNCEMENTS

In September, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements. The provisions of SFAS No. 157 are generally effective for fiscal years beginning after November 15, 2007. For certain non-financial assets and liabilities, the effective date can be deferred until fiscal years beginning after November 15, 2008. Accordingly, the company will adopt SFAS No. 157 in the first quarter of fiscal year 2009 for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed on a recurring basis (at least annually), but may elect to defer the adoption for other non-financial assets and liabilities until the first quarter of fiscal year 2010. The adoption of SFAS No. 157 is not expected to have a material effect on the company’s consolidated financial statements.

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

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF BUSINESS

Alberto-Culver Company and its subsidiaries (the company or New Alberto-Culver) operate two businesses: Consumer Packaged Goods (CPG) and Cederroth International (Cederroth). The CPG business develops, manufactures, distributes and markets branded beauty care products as well as branded food and household products in the United States and more than 100 other countries. Cederroth manufactures, markets and distributes beauty and health care products throughout Scandinavia and in other parts of Europe.

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

In connection with the Separation, the company had to pay certain transaction costs, primarily legal and investment banking fees, which were expensed in the periods incurred and are included in discontinued operations. Approximately $18.7 million of transaction costs were expensed by the company in the first half of fiscal year 2007. Most expenses related to the Separation are not expected to be deductible for income tax purposes.

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

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

RESTRUCTURING AND OTHER

Restructuring and other expenses during the three and six months ended March 31, 2008 and 2007 consist of the following (in thousands):

	Three Months Ended March 31		Six Months Ended March 31
	2008	2007	2008	2007
Severance and other exit costs	$913	$4,831	3,280	14,541
Impairment and other property, plan and equipment charges	774	—	3,074	—
Loss (gain) on sale of assets	226	(5,508)	226	(5,894)
Non-cash charges related to the acceleration of vesting of stock options and restricted shares in connection with the Separation	—	—	—	12,198
Contractual termination benefits for the former President and Chief Executive Officer in connection with the Separation	—	—	—	9,888
Non-cash charge for the recognition of foreign currency translation loss in connection with the liquidation of a foreign legal entity	152	1,270	227	1,270
Legal fees and other expenses incurred to assign the company’s trademarks following the closing of the Separation	5	—	52	—

	$2,070	$593	6,859	32,003

Severance and Other Exit Costs

On November 27, 2006, the company committed to a plan to terminate employees as part of a reorganization following the Separation. In connection with this reorganization plan, on December 1, 2006 the company announced that it was going to close its manufacturing facility in Dallas, Texas. The company’s worldwide workforce has been reduced by approximately 225 employees as a result of the reorganization plan, including 125 employees from the Dallas, Texas manufacturing facility. The changes primarily affect corporate functions or the Consumer Packaged Goods business segment.

Through March 31, 2008, the company has recorded cumulative charges related to this plan of $15.7 million for severance, $241,000 for contract termination costs and $1.3 million for other exit costs. The following table reflects the activity related to this restructuring plan during the six months ended March 31, 2008 (in thousands):

	Liability at September 30, 2007	New Charges		Cash Payments & Other Settlements	Liability at March 31, 2008
Severance	$2,631	332		(1,914)	1,049
Contract termination costs	—	4		(4)	—
Other	93	397		(315)	175

	$2,724	733	*	(2,233)	1,224

On October 25, 2007, the company committed to another restructuring plan primarily related to the closure of its manufacturing facility in Toronto, Canada. As part of the plan, the company’s workforce will be reduced by approximately 125 employees. The changes affect the Consumer Packaged Goods business segment.

The following table reflects the activity related to this restructuring plan during the six months ended March 31, 2008 (in thousands):

	Initial Charges		Cash Payments & Other Settlements	Liability at March 31, 2008
Severance	$2,422		(987)	1,435
Other	125		(125)	—

	$2,547	*	(1,112)	1,435

*	The sum of these two amounts from the tables above represents the $3.3 million of total charges for severance and other exit costs recorded during the first half of fiscal year 2008.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

In total, the company expects to record additional severance and other exit costs of approximately $500,000 related to these two plans during the remainder of fiscal year 2008. Cash payments related to these plans are expected to be substantially completed by the end of fiscal year 2008.

Impairment and Other Property, Plant and Equipment Charges

During the first half of fiscal year 2008, the company recorded an impairment charge of $648,000 related to the building and certain manufacturing equipment in connection with the closure of the Dallas, Texas manufacturing facility. The company also recorded an impairment charge of $1.3 million during the first half of fiscal year 2008 related to manufacturing equipment in connection with the closure of the Toronto, Canada manufacturing facility.

In each case, the fair value of the assets was determined using prices for similar assets in the respective markets, as determined by management using data from external sources. All asset groups subject to impairment were included as identifiable assets of the Consumer Packaged Goods business segment in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007. In addition to the impairments, the company recognized $1.2 million of other fixed asset charges related to the closure of these two manufacturing facilities during the first half of fiscal year 2008.

Loss (Gain) on Sale of Assets – Including Related Party Transaction

The company closed on the sale of its manufacturing facility in Dallas, Texas on March 26, 2008. The company received net cash proceeds of $3.1 million and recognized a pre-tax loss of $226,000 in the second quarter of fiscal year 2008 as a result of the sale.

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

Each of these gains for the related party transactions was recorded as an offset to the restructuring and other charges in the first half of fiscal year 2007.

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

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Foreign Currency Translation Loss

The company substantially completed the liquidation of a foreign legal entity in connection with its reorganization plan and is therefore recognizing in restructuring and other expenses the accumulated foreign currency translation loss related to the entity, which resulted in a $227,000 charge during the first half of fiscal year 2008.

Trademark Legal Fees and Other Expenses

Due to the series of transactions affecting the company’s legal structure as part of the closing of the Separation, the company has initiated a process to assign many of its existing trademarks in various countries around the world. In connection with this effort, the company incurred legal fees and other expenses of $52,000 in the first half of fiscal year 2008 and expects to incur additional costs of up to $400,000 during the remainder of fiscal year 2008.

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

AUCTION RATE SECURITIES

The company regularly invests in auction rate securities (ARS) which typically are bonds with long-term maturities that have interest rates which reset at intervals of up to 35 days through an auction process. These investments are considered available for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” All of the company’s investments in ARS at March 31, 2008 represent interests in pools of student loans and have AAA/Aaa credit ratings. In addition, all of these securities carry an indirect guarantee by the U.S. federal government of at least 97% of the par value through the Federal Family Education Loan Program (FFELP). Based on these factors and the credit worthiness of the underlying assets, the company does not believe that it has significant principal risk with regard to these investments.

Historically, the periodic auctions for these ARS investments have provided a liquid market for these securities. As a result, the company carried its investments at par value, which approximated fair value, and classified them as short-term in the consolidated balance sheets. During the quarter ended March 31, 2008, each of the company’s remaining ARS investments experienced multiple failed auctions, meaning that there were insufficient bidders to match the supply of securities submitted for sale. The company continues to earn interest on these investments at the maximum contractual rate and continues to collect the interest in accordance with the stated terms of the securities. Given the company’s inability to estimate when its ARS will settle, the investments have been reclassified to long-term consistent with the terms of the underlying securities.

At March 31, 2008, the company has auction rate securities with a total par value of $77.3 million. The company has recorded these investments on its consolidated balance sheet at an estimated fair value of $74.3 million and recorded an unrealized loss of $3.0 million in other comprehensive income in the second quarter, reflecting the decline in the estimated fair value. The fair value of these securities has been estimated by management using data from external sources. Because there is no active market for these securities, management utilized a discounted cash flow valuation model to estimate fair value, with the key assumptions in the model being the expected holding period for the ARS, the expected coupon rate over the holding period and the required rate of return by market participants (discount rate), adjusted to reflect the current illiquidity in the market. As of March 31, 2008, the company has concluded that no other-than-temporary impairment losses have occurred because its investments continue to be of high credit quality and the company has the intent and ability to hold these investments until the anticipated recovery in market value occurs. The company will continue to analyze its ARS in future periods for impairment and may be required to record a charge in its statement of earnings in future periods if the decline in fair value is determined to be other-than-temporary.

The company anticipates that its existing cash and cash equivalent balances, along with cash flows from operations and available credit, will be sufficient to fund its operating and other requirements.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

RESULTS OF OPERATIONS

Comparison of the Quarters Ended March 31, 2008 and 2007

The company recorded second quarter net sales of $412.8 million in fiscal year 2008, up $29.4 million or 7.7% over the comparable period of the prior year. The effect of foreign exchange rates increased sales by 4.0% in the second quarter of fiscal year 2008. Organic sales, which exclude the effects of foreign exchange rates, grew 3.7% during the second quarter of fiscal year 2008.

Earnings from continuing operations were $28.4 million for the three months ended March 31, 2008 versus $21.8 million for the same period of the prior year. Basic earnings per share from continuing operations were 28 cents in the second quarter of fiscal year 2008 compared to 23 cents in the same period of fiscal year 2007. Diluted earnings per share from continuing operations were 28 cents in the current quarter compared to 22 cents in the same period of the prior year. In the second quarter of fiscal year 2008, restructuring and other expenses reduced earnings from continuing operations by $1.4 million and basic and diluted earnings per share from continuing operations by 2 cents and 1 cent, respectively. In the second quarter of fiscal year 2007, restructuring and other expenses reduced earnings from continuing operations by $1.0 million and basic and diluted earnings per share from continuing operations by 1 cent.

Sales of CPG in the second quarter of fiscal year 2008 increased 5.5% to $349.4 million from $331.2 million in fiscal year 2007. The second quarter increase was primarily due to higher sales of TRESemmé shampoos, conditioners and styling products (3.9%) and the effect of foreign exchange rates (2.0%).

Sales of Cederroth increased to $63.4 million in the second quarter of fiscal year 2008 compared to $52.2 million for the prior year period. The sales increase of 21.5% was primarily attributable to the positive effect of foreign exchange rates (16.0%).

Gross profit increased $20.6 million or 10.3% for the second quarter of fiscal year 2008 versus the comparable quarter in fiscal year 2007. Gross profit, as a percentage of net sales, was 53.4% during the second quarter of fiscal year 2008 compared to 52.1% in the prior year period. CPG’s gross profit in the second quarter of fiscal year 2008 increased $17.3 million or 10.0% from the prior year period. As a percentage of net sales, CPG’s gross profit was 54.5% during the second quarter of fiscal year 2008 compared to 52.2% in the same quarter last year. The gross margin improvement for CPG is primarily attributable to more effective inventory management and manufacturing efficiencies. Cederroth’s gross profit increased $3.3 million or 12.2% in the second quarter of fiscal year 2008 versus the comparable quarter in fiscal year 2007 primarily due to the effect of foreign exchange rates. As a percentage of net sales, Cederroth’s gross profit was 47.5% in the second quarter of fiscal year 2008 compared to 51.4% in the prior year period. The decline in gross margin for Cederroth is principally due to unfavorable product mix and higher raw material costs.

Compared to the prior year, advertising, marketing, selling and administrative expenses in fiscal year 2008 increased $13.4 million or 8.0% for the second quarter. This overall increase consists of higher selling and administrative expenses (5.7%) and higher expenditures for advertising and marketing (2.3%).

Advertising and marketing expenditures, as a percentage of net sales, decreased to 18.5% in 2008 from 18.9% in the same period in fiscal year 2007. Advertising and marketing expenditures for CPG were $67.3 million (19.2% of net sales) in the second quarter of fiscal year 2008, an increase of 6.2% from $63.3 million (19.1% of net sales) in the same period of the prior year. The increase was primarily due to higher advertising and marketing expenditures for TRESemmé (2.9%) and Soft & Beautiful (1.5%), along with the effect of foreign exchange rates (1.8%). Cederroth’s advertising and marketing expenditures were $9.1 million in the second quarter of fiscal years 2008 and 2007, representing 14.4% of net sales in fiscal year 2008 versus 17.4% of net sales in fiscal year 2007.

Selling and administrative expenses, as a percentage of net sales, increased to 25.1% in the second quarter of fiscal year 2008 from 24.6% in the comparative quarter last year. Selling and administrative expenses for CPG increased $5.4 million or 7.0% for the second quarter of fiscal year 2008 compared to 2007 primarily due to higher expenditures related to the implementation of a new worldwide ERP system, costs associated with the start-up of the company’s Jonesboro, Arkansas manufacturing facility, higher incentive compensation costs and the effect of foreign exchange rates. Cederroth’s selling and administrative expenses increased $3.7 million or 22.9% in the second quarter of fiscal year 2008 principally due to the effect of foreign exchange rates and an increase in professional service costs. Stock option expense, which is included in selling and administrative expenses but is not allocated to the company’s reportable segments, was $1.0 million in the second quarter of fiscal year 2008 compared to $573,000 in the comparative quarter last year.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

The company recorded net interest income of $2.5 million in the second quarter of fiscal year 2008 and $697,000 for the second quarter of the prior year. Interest expense was $1.9 million in the second quarter of fiscal year 2008 and $2.1 million for the prior year period. Interest income was $4.4 million in the second quarter of fiscal year 2008 compared to $2.8 million for the second quarter of the prior year. The increase in interest income was primarily due to higher cash and investment balances in the current year.

The provision for income taxes as a percentage of earnings from continuing operations before income taxes was 30.4% for the second quarter of fiscal year 2008 compared to 34.6% for the second quarter of fiscal year 2007. The effective tax rate in 2008 reflects a one-time benefit from research and development credits and changes in estimates related to Mexico’s tax provision, as affected by the October, 2007 enactment of new tax laws which establish minimum income tax requirements in Mexico. For both fiscal year periods, the effective tax rates were also affected by the varying tax rates in the jurisdictions in which the company’s restructuring charges were recorded.

Comparison of the Six Months Ended March 31, 2008 and 2007

For the six months ended March 31, 2008, net sales increased $78.9 million to $813.5 million, representing a 10.7% increase compared to last year’s six-month period. The effect of foreign exchange rates increased sales in the first half of fiscal year 2008 by 4.2%. Organic sales, which exclude the effects of foreign exchange rates, grew 6.5% during the first six months of fiscal year 2008. Organic sales growth includes the effect of net sales of Sally Holdings after the November 16, 2006 closing of the Separation (0.6%). In the first half of fiscal year 2007, all transactions with Sally Holdings prior to November 16, 2006 were considered intercompany and the elimination of these intercompany sales is classified as part of continuing operations.

Earnings from continuing operations for the six months ended March 31, 2008 were $57.9 million versus $21.8 million in the prior year. Basic earnings per share from continuing operations were 59 cents in the first half of fiscal year 2008 versus 23 cents in the same period of fiscal year 2007. Diluted earnings per share from continuing operations were 57 cents for the first half of fiscal year 2008 compared to 22 cents in the prior year. In the first half of fiscal year 2008, restructuring and other expenses reduced earnings from continuing operations by $4.6 million and basic and diluted earnings per share from continuing operations by 4 cents and 5 cents, respectively. In the first half of fiscal year 2007, restructuring and other expenses reduced earnings from continuing operations by $21.3 million and basic and diluted earnings per share from continuing operations by 23 cents and 22 cents, respectively.

Sales of CPG in the first half of fiscal year 2008 increased 9.1% to $692.6 million from $634.9 million in fiscal year 2007. The first half increase was primarily due to higher sales of TRESemmé shampoos, conditioners and styling products (6.1%) and the effect of foreign exchange rates (2.6%).

Sales of Cederroth increased to $120.9 million for the first six months of fiscal year 2008 compared to $104.0 million for the prior year period. This sales increase of 16.3% was primarily attributable to the positive effect of foreign exchange rates (14.4%).

Gross profit increased $50.3 million or 13.2% for the first half of fiscal year 2008 versus the comparable period in fiscal year 2007. Gross profit, as a percentage of net sales, was 53.0% for the first half of fiscal year 2008 compared to 51.8% for continuing operations in the prior year period. CPG’s gross profit in the first half of fiscal year 2008 increased $43.0 million or 13.1% from the prior year period. As a percentage of net sales, CPG’s gross profit was 53.8% during the first half of fiscal year 2008 compared to 51.9% in the same period last year. The gross margin improvement for CPG is primarily attributable to more effective inventory management and manufacturing efficiencies, as well as favorable product mix. Cederroth’s gross profit increased $7.3 million or 14.3% in the first half of fiscal year 2008 versus the comparable period in fiscal year 2007 primarily due to the effect of foreign exchange rates. As a percentage of net sales, Cederroth’s gross profit was 48.2% in the first half of fiscal year 2008 compared to 49.1% in the prior year period. The decline in gross margin for Cederroth is principally due to unfavorable product mix and higher raw material costs.

Advertising, marketing, selling and administrative expenses in the first half of fiscal year 2008 increased $27.5 million or 8.7%. This overall increase consists of higher selling and administrative expenses (5.4%) and higher expenditures for advertising and marketing (3.3%).

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Advertising and marketing expenditures, as a percentage of net sales, decreased to 17.7% in 2008 from 18.2% in the same period in fiscal year 2007. Advertising and marketing expenditures for CPG were $123.8 million (17.9% of net sales) in the first half of fiscal year 2008, an increase of 7.9% from $114.7 million (18.1% of net sales) in the same period of the prior year. The increase was primarily due to higher advertising and marketing expenditures for TRESemmé (4.4%) and Nexxus (1.3%), along with the effect of foreign exchange rates (1.9%). Cederroth’s advertising and marketing expenditures increased 7.9% to $20.1 million (16.6% of net sales) in the first half of fiscal year 2008 compared to $18.7 million (17.9% of net sales) in the prior year period, primarily due to the effect of foreign exchange rates.

Selling and administrative expenses, as a percentage of net sales, decreased to 24.8% in the first half of fiscal year 2008 from 25.1% in the comparative period last year. Selling and administrative expenses for CPG increased $9.2 million or 6.1% for the first half of fiscal year 2008 compared to 2007 primarily due to higher expenditures related to the implementation of a new worldwide ERP system, costs associated with the start-up of the company’s Jonesboro, Arkansas manufacturing facility, higher incentive compensation costs and the effect of foreign exchange rates. Cederroth’s selling and administrative expenses increased $7.4 million or 23.9% in the first half of fiscal year 2008 principally due to the effect of foreign exchange rates and an increase in professional service costs. Stock option expense, which is included in selling and administrative expenses but is not allocated to the company’s reportable segments, was $3.2 million in the first half of fiscal year 2008 compared to $2.6 million in the comparative period last year.

The company recorded net interest income of $5.4 million for the first six months of fiscal year 2008 and $1.0 million for the same period of the prior year. Interest expense was $3.6 million for the first half of fiscal year 2008 and $4.3 million for the first half of fiscal year 2007. Interest income was $9.0 million for the first six months of fiscal year 2008 compared to $5.3 million for the comparable period in the prior year. The increase in interest income was primarily due to higher interest rates and higher cash and investment balances in the current year.

The provision for income taxes as a percentage of earnings from continuing operations before income taxes was 31.3% for the first half of fiscal year 2008 compared to 31.8% for the first half of fiscal year 2007. For both fiscal year periods, the effective tax rates were also affected by the varying tax rates in the jurisdictions in which the company’s restructuring charges were recorded.

FINANCIAL CONDITION

March 31, 2008 versus September 30, 2007

Working capital at March 31, 2008 was $471.5 million, an increase of $30.0 million from working capital of $441.5 million at September 30, 2007. The increase in working capital was primarily generated from operations and cash received from exercises of employee stock options, partially offset by cash outlays for capital expenditures and cash dividends. The March 31, 2008 ratio of current assets to current liabilities of 2.16 to 1.00 increased from last year end’s ratio of 2.06 to 1.00. Working capital as of March 31, 2008 was also reduced by the reclassification of the company’s investments in ARS from short-term to long-term, as discussed in the “Overview – Auction Rate Securities” section of MD&A.

Cash, cash equivalents and investments, including short-term and long-term, increased $104.5 million to $453.2 million during the first half of fiscal year 2008 primarily due to cash flows provided by operating activities ($99.4 million) and cash received from exercises of employee stock options ($39.7 million), partially offset by cash outlays for capital expenditures ($30.2 million) and dividends ($11.9 million). During the second quarter of fiscal year 2008, the company liquidated at par value approximately 70% of its ARS investments and transferred the cash to institutional money market funds and other cash equivalents. As a result, cash and cash equivalents increased to $378.9 million from $93.1 million last fiscal year end. Total investments, including short-term and long-term, were $74.3 million at March 31, 2008 compared to $255.6 million at September 30, 2007. As further discussed in the “Overview – Auction Rate Securities” section of MD&A, during the second quarter of fiscal year 2008 the company recorded a $3.0 million unrealized loss on its remaining ARS investments and reclassified them from short-term to long-term on its consolidated balance sheet.

Receivables, less allowance for doubtful accounts, decreased 9.8% to $260.7 million from $289.1 million at September 30, 2007 primarily due to lower sales in March, 2008 as compared to September, 2007 and the timing of customer payments.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Inventories increased $13.3 million during the first half of fiscal year 2008 to $202.5 million, principally due to a build-up of inventory to support upcoming product launches (mainly TRESemmé in Spain), promotions and forecasted sales growth, as well as the effect of foreign exchange rates.

Other current assets increased $6.1 million to $36.7 million during the first half of fiscal year 2008 primarily due to increases in deferred tax assets, prepaid advertising and marketing and prepaid insurance.

Net property, plant and equipment increased $12.3 million during the first half of fiscal year 2008 to $236.8 million at March 31, 2008. The increase resulted primarily from expenditures for the new Jonesboro, Arkansas manufacturing facility and the implementation of a new worldwide ERP system, partially offset by depreciation during the six-month period as well as the impairment and sale of the Dallas, Texas manufacturing facility.

Goodwill increased $10.6 million to $224.2 million at March 31, 2008 due to additional purchase price recorded related to the Nexxus acquisition and the effect of foreign exchange rates.

Current and long-term income taxes, which include both income taxes payable amounts and deferred income taxes, increased $4.0 million to $31.6 million at March 31, 2008, primarily due to the company’s earnings in the first six months of fiscal year 2008 and the timing of tax payments.

Additional paid-in capital increased $52.4 million to $432.8 million at March 31, 2008 primarily as a result of paid-in capital recorded for stock option expense and restricted shares and the issuance of common stock related to the exercise of stock options and other employee incentive plans.

Retained earnings increased from $585.1 million at September 30, 2007 to $635.4 million at March 31, 2008 due to net earnings for the first half of fiscal year 2008 along with $2.2 million resulting from the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109,” partially offset by the payment of $11.9 million of regular quarterly cash dividends.

Accumulated other comprehensive income was $22.1 million at March 31, 2008 compared to $6.9 million at September 30, 2007. This change was primarily a result of the strengthening of certain foreign currencies versus the U.S. dollar, particularly the Swedish krona, partially offset by the $3.0 million unrealized loss on ARS investments recorded during the second quarter of fiscal year 2008.

LIQUIDITY AND CAPITAL RESOURCES

Cash Provided by Operating Activities – Net cash provided by operating activities was $99.4 million and $26.9 million for the first half of fiscal years 2008 and 2007, respectively. Cash flows from operating activities increased in 2008 due to significantly higher cash flows resulting from increased earnings, as well as a significant improvement in cash generated from overall working capital. In addition, operating cash flows in the first half of fiscal year 2007 were negatively impacted by deferred taxes.

Cash Provided (Used) by Investing Activities – Net cash provided by investing activities for the first half of fiscal year 2008 was $151.5 million compared to net cash used by investing activities of $109.4 million for the first half of fiscal year 2007. In the first half of fiscal year 2008, the company generated cash of $178.3 million from net sales of investments as the company liquidated approximately 70% of its ARS investments and transferred the cash to institutional money market funds and other cash equivalents. In the first half of fiscal year 2007, the company had net purchases of investments of $118.8 million. Capital expenditures were $30.2 million in the first six months of fiscal year 2008 compared to $18.5 million in the same period of the prior year. Proceeds from disposals of assets in the first half of fiscal year 2008 includes $3.1 million related to the sale of the company’s manufacturing facility in Dallas, Texas. In the first half of fiscal year 2007, proceeds from disposal of assets includes $27.4 million related to the sales of the corporate airplane and the company’s 1/8th interest in a fractional-ownership NetJets airplane.

Cash Provided by Financing Activities – Net cash provided by financing activities was $32.6 million and $56.3 million for the first half of fiscal years 2008 and 2007, respectively. Proceeds from the exercise of employee stock options were $39.7 million in fiscal year 2008, compared to $60.6 million in the same period of the prior year. The company paid cash dividends of $11.9 million and $5.3 million in the first six months of fiscal years 2008 and 2007, respectively. Net cash provided by financing activities was also affected by changes in the book cash overdraft balance in each period.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Cash dividends paid on common stock were $.12 and $.055 per share in the first half of fiscal years 2008 and 2007, respectively. In connection with the Separation, during the first quarter of fiscal year 2007 the company’s shareholders received a $25.00 per share special cash dividend for each share of common stock owned as of November 16, 2006. This special cash dividend in 2007 is included in net cash used by financing activities of discontinued operations.

At March 31, 2008, the company has ARS investments with a total par value of $77.3 million. All of these investments represent interests in pools of student loans and have AAA/Aaa credit ratings. In addition, all of these securities carry an indirect guarantee by the U.S. federal government of at least 97% of the par value through the Federal Family Education Loan Program (FFELP). However, during the quarter ended March 31, 2008, each of the company’s remaining ARS investments experienced multiple failed auctions. Given the company’s inability to estimate when its ARS will settle, the investments have been reclassified to long-term consistent with the terms of the underlying securities. The company anticipates that its cash and cash equivalent balance of $378.9 million as of March 31, 2008, along with cash flows from operations and available credit, will be sufficient to fund the possible put of the $120 million debentures, as discussed below, and operating requirements in future years. During the remainder of fiscal year 2008, the company expects that cash will continue to be used for capital expenditures, new product development, market expansion, dividend payments, payments related to the restructuring and, if applicable, acquisitions. The company may also purchase shares of its common stock depending on market conditions and subject to certain restrictions related to the New Alberto-Culver share distribution in connection with the Separation.

On November 12, 2006, the board of directors authorized the company to purchase up to 5 million shares of common stock. This new authorization replaced the previous authorization to purchase Old Alberto-Culver common stock. No shares have been purchased under the authorization as of March 31, 2008. On April 30, 2008, the company began making open market purchases of its common stock under this authorization.

The company has obtained long-term financing as needed to fund acquisitions and other growth opportunities. Funds also may be obtained prior to their actual need in order to take advantage of opportunities in the debt markets. The company has a $300 million revolving credit facility which expires November 13, 2011. There were no borrowings outstanding on the revolving credit facility at March 31, 2008 or September 30, 2007. The facility may be drawn in U.S. dollars or certain foreign currencies. Under debt covenants, the company has sufficient flexibility to incur additional borrowings as needed. The current facility includes a covenant that limits the company’s ability to purchase its common stock or pay dividends if the cumulative stock repurchases plus cash dividends exceeds $250 million plus 50% of “consolidated net income” (as defined in the credit agreement) commencing January 1, 2007.

The company has $120 million of 6.375% debentures outstanding due June 15, 2028. The company has the option to redeem the debentures at any time, in whole or in part, at a price equal to 100% of the principal amount plus accrued interest and, if applicable, a make-whole premium. In addition, the debentures are subject to repayment, in whole or in part, on June 15, 2008 at the options of the holders. In accordance with SFAS No. 78, “Classification of Obligations That Are Callable by the Creditor – an amendment of ARB No. 43, Chapter 3A,” the $120 million has been classified as a current liability on the company’s March 31, 2008 consolidated balance sheet. The holders have a one-month period ending May 16, 2008 to give the company notice if they want to demand repayment. If the holders do not demand repayment of the debentures on June 15, 2008, the $120 million will be reclassified back to long-term debt on the company’s June 30, 2008 consolidated balance sheet.

The company is in compliance with the covenants and other requirements of its revolving credit agreement and 6.375% debentures. Additionally, the revolving credit agreement and the 6.375% debentures do not include credit rating triggers or subjective clauses that would accelerate maturity dates.

NEW ACCOUNTING PRONOUNCEMENTS

In September, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements. The provisions of SFAS No. 157 are generally effective for fiscal years beginning after November 15, 2007. For certain non-financial assets and liabilities, the effective date can be deferred until fiscal years beginning after November 15, 2008. Accordingly, the company will adopt SFAS No. 157 in the first quarter of fiscal year 2009 for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed on a recurring basis (at least annually), but may elect to defer the adoption for other non-financial assets and liabilities until the first quarter of fiscal year 2010. The adoption of SFAS No. 157 is not expected to have a material effect on the company’s consolidated financial statements.

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

The company’s critical accounting policies relate to the calculation and treatment of sales incentives, allowance for doubtful accounts, valuation of inventories, income taxes, stock-based compensation and goodwill impairment.

Sales Incentives – Sales incentives primarily include consumer coupons and trade promotion activities such as advertising allowances, off-shelf displays, customer specific coupons, new item distribution allowances and temporary price reductions. The company records accruals for sales incentives based on estimates of the ultimate cost of each program. The company tracks its commitments for sales incentive programs and, using historical experience, records an accrual at the end of each period for the estimated incurred, but unpaid costs of these programs. Actual costs differing from estimated costs could significantly affect these estimates and the related accruals. For example, if the company’s estimate of incurred, but unpaid costs was to change by 10%, the impact to the sales incentive accrual as of March 31, 2008 would be approximately $4.1 million.

Allowance for Doubtful Accounts – The allowance for doubtful accounts requires management to estimate future collections of trade accounts receivable. Management records allowances for doubtful accounts based on historical collection statistics and current customer credit information. These estimates could be significantly affected as a result of actual collections differing from historical statistics or changes in a customer’s credit status. As of March 31, 2008, the company’s allowance for doubtful accounts was $5.1 million.

Valuation of Inventories – When necessary, the company provides allowances to adjust the carrying value of inventories to the lower of cost or market, including costs to sell or dispose. Estimates of the future demand for the company’s products, anticipated product re-launches, changes in formulas and packaging and reductions in stock-keeping units are among the factors used by management in assessing the net realizable value of inventories. Actual results differing from these estimates could significantly affect the company’s inventories and cost of products sold. As of March 31, 2008, the company’s inventory allowance was $12.6 million.

Income Taxes – The company records tax provisions in its consolidated financial statements based on an estimation of current income tax liabilities. The development of these provisions requires judgments about tax issues, potential outcomes and timing. The company adopted the provisions of FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109,” effective October 1, 2007. FIN No. 48 clarifies the recognition threshold and measurement requirements for tax positions taken or expected to be taken in tax returns and provides guidance on the related classification and disclosure. The adoption of FIN No. 48 resulted in a $2.2 million increase to the October 1, 2007 retained earnings balance and the reclassification of the company’s $6.5 million tax liability for unrecognized tax benefits from current to long-term.

At October 1, 2007, the company’s total liability for unrecognized tax benefits, after the adoption of FIN No. 48, was $6.5 million, of which $4.8 million represented tax benefits that, if recognized, would favorably impact the effective tax rate. The company’s liability for unrecognized tax benefits increased to $6.9 million at March 31, 2008.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

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

Stock-Based Compensation – In accordance with SFAS No. 123 (R), “Share-Based Payment,” the company recognizes compensation expense for stock options on a straight-line basis over the vesting period or to the date a participant becomes eligible for retirement, if earlier. The company recorded stock option expense in the first half of fiscal year 2008 of $3.2 million. As of March 31, 2008, the company had $10.3 million of unrecognized compensation cost related to stock options that will be recorded over a weighted average period of 3.0 years. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Six Months Ended March 31, 2008
Expected life	3.5 - 4 years
Expected volatility	23.1%
Risk-free interest rate	2.2% - 4.2%
Dividend yield	1.0%

The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding. The company estimates the expected life based on historical exercise trends. The company estimates expected volatility based primarily on the historical volatility of the company’s common stock. For stock option grants following the Separation, the company’s estimate of expected volatility also takes into consideration the company’s implied volatility and the historical volatility of a group of peer companies. The estimate of the risk-free interest rate is based on the U.S. Treasury bill rate for the expected life of the stock options. The dividend yield represents the company’s anticipated cash dividend over the expected life of the stock options. The amount of stock option expense recorded is significantly affected by these estimates. Changes in the company’s estimates and assumptions used in the option pricing model would impact the fair value of future stock option grants but not those previously issued.

The weighted average fair value of stock options at the date of grant during the first half of fiscal year 2008 was $5.62. A one year increase in the expected life assumption would result in a higher weighted average fair value by approximately 13% for the first half of fiscal year 2008. A 1% increase in the expected volatility assumption would result in a higher weighted average fair value by approximately 3% for the first half of fiscal year 2008.

In addition, the company records stock option expense based on an estimate of the total number of stock options expected to vest, which requires the company to estimate future forfeitures. The company uses historical forfeiture experience as a basis for this estimate. Actual forfeitures differing from these estimates could significantly affect the timing of the recognition of stock option expense. During the first half of fiscal year 2008, the company has not recorded significant adjustments to stock option expense as a result of adjustments to estimated forfeiture rates.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Goodwill Impairment – In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the company’s goodwill is tested for impairment annually or more frequently if significant events or changes indicate possible impairment. The company’s policy is to perform the annual goodwill impairment analysis during the second quarter of each fiscal year. Goodwill is evaluated using a two-step impairment test for each of the company’s reporting units, as defined in SFAS No. 142. The first step compares the carrying value of a reporting unit, including goodwill, with its fair value, which is generally estimated based on the company’s best estimate of the present value of expected future cash flows. If the carrying value of a reporting unit exceeds its estimated fair value, the company would be required to complete the second step of the analysis. This step requires management to allocate the estimated fair value of the reporting unit to all of the assets and liabilities other than goodwill in order to determine an implied fair value of the reporting unit’s goodwill. The amount of impairment loss to be recorded would be equal to the excess of the carrying value of the goodwill over its implied fair value.

The determination of the fair value of the company’s reporting units requires management to consider changes in economic conditions and other factors to make assumptions regarding estimated future cash flows and long-term growth rates. These assumptions are highly subjective judgments based on the company’s experience and knowledge of its operations, are based on the best available market information and are consistent with the company’s internal forecasts and operating plans. These estimates can be significantly impacted by many factors including competition, changes in United States or global economic conditions, increasing operating costs and inflation rates and other factors discussed in the “Forward – Looking Statements” section of MD&A. If the company’s estimates or underlying assumptions change in the future, the company may be required to record goodwill impairment charges.

The company’s annual goodwill impairment analysis completed in the second quarter of fiscal year 2008 resulted in no impairment. As of March 31, 2008, the company’s total goodwill balance was $224.2 million.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURE

A reconciliation of “organic sales growth” to its most directly comparable financial measure under GAAP for the three and six months ended March 31, 2008 and 2007 is as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2008	2007	2008	2007
Net sales growth, as reported	7.7%	4.8%	10.7%	8.4%
Effect of foreign exchange rates	(4.0)	(2.2)	(4.2)	(2.5)

Organic sales growth *	3.7%	2.6%	6.5%	5.9%

*	Organic sales growth includes the effect of net sales to Sally Holdings after the November 16, 2006 closing of the Separation. All transactions with Sally Holdings prior to November 16, 2006, including a portion of the first quarter of fiscal year 2007 and all of fiscal year 2006, were considered intercompany and the elimination of these intercompany sales is classified as part of continuing operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material changes in the company’s market risk during the six months ended March 31, 2008.

ITEM 4. CONTROLS AND PROCEDURES

(a)	As of the end of the period covered by this Quarterly Report on Form 10-Q, the company carried out an evaluation, under the supervision and with the participation of the company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based upon that evaluation, the chief executive officer and the chief financial officer of the company have concluded that Alberto-Culver Company’s disclosure controls and procedures are effective.

(b)	There were no changes in the company’s internal control over financial reporting that occurred during the company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

PART II

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 12, 2006, the board of directors authorized the company to purchase up to 5 million shares of common stock. This new authorization replaced the previous authorization to purchase Old Alberto-Culver common stock. No shares have been purchased under the authorization as of March 31, 2008. On April 30, 2008, the company began making open market purchases of its common stock under this authorization.

During the three months ended March 31, 2008, the company acquired 4,886 shares of common stock that were surrendered by employees in connection with the exercise of stock options.

The following table summarizes information with respect to the above referenced purchases made by or on behalf of the company of shares of its common stock during the three months ended March 31, 2008:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2008	805	$26.62	—	5,000,000
February 1 – 29, 2008	4,081	$27.12	—	5,000,000
March 1 – 31, 2008	—	—	—	5,000,000

Total	4,886		—

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders on January 24, 2008, Thomas A. Dattilo, Jim Edgar and Sam J. Susser were elected as directors of the company with terms expiring at the annual meeting of stockholders in 2011. Mr. Dattilo received a common stockholder vote of 90,176,893 shares “for” and 3,196,236 shares “withheld.” Mr. Edgar received a common stockholder vote of 81,083,187 shares “for” and 12,289,942 shares “withheld.” Mr. Susser received a common stockholder vote of 78,758,569 shares “for” and 14,614,560 shares “withheld.”

Carol L. Bernick, George L. Fotiades, King Harris and V. James Marino continue as directors with terms expiring at the annual meeting of stockholders in 2009. James G. Brocksmith, Jr., Leonard H. Lavin, Katherine S. Napier and Robert H. Rock continue as directors with terms expiring at the annual meeting of stockholders in 2010.

Stockholders at the annual meeting also voted on the proposed approval of the company’s Employee Stock Option Plan of 2006, as amended. The amended plan was approved by a common stockholder vote of 89,307,398 shares “for,” 3,418,740 shares “against” and 646,991 shares “abstaining.”

Stockholders at the annual meeting also voted on the proposed approval of the company’s 2006 Shareholder Value Incentive Plan, as amended. The amended plan was approved by a common stockholder vote of 89,475,680 shares “for,” 3,270,441 shares “against” and 627,008 shares “abstaining.”

Stockholders at the annual meeting also voted on the proposed approval of the company’s Management Incentive Plan, as amended. The amended plan was approved by a common stockholder vote of 90,164,007 shares “for,” 2,571,335 shares “against” and 637,787 shares “abstaining.”

Stockholders at the annual meeting also voted on the proposed approval of the company’s 2006 Restricted Stock Plan, as amended. The amended plan was approved by a common stockholder vote of 75,964,277 shares “for,” 11,257,887 shares “against,” 644,222 shares “abstaining” and 5,506,743 shares of “broker non-votes.”

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

ITEM 6. EXHIBITS

10(a)	Copy of Alberto-Culver Company Employee Stock Option Plan of 2006, as amended on January 24, 2008*.

10(b)	Copy of Alberto-Culver Company 2006 Shareholder Value Incentive Plan, as amended on January 24, 2008*.

10(c)	Copy of Alberto-Culver Company Management Incentive Plan, as amended on January 24, 2008*.

10(d)	Copy of Alberto-Culver Company 2006 Restricted Stock Plan, as amended on January 24, 2008*.

31(a)	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

31(b)	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit is a management contract or compensatory plan or arrangement of the registrant.

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

May 8, 2008