Form 10-Q
period 2008-06-30
Alberto-Culver CO
filed 2008-08-08
CIK 1368457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:

June 30, 2008

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

At June 30, 2008, the company had 97,295,161 shares of common stock outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

Three Months Ended June 30, 2008 and 2007

(in thousands, except per share data)

	(Unaudited)
	2008	2007
Net sales	$364,913	325,014
Cost of products sold	167,297	153,421

Gross profit	197,616	171,593
Advertising, marketing, selling and administrative expenses	153,685	138,613
Restructuring and other (note 3)	2,726	1,422

Operating earnings	41,205	31,558
Interest income, net of interest expense of $1,668 in 2008 and $2,123 in 2007	(1,460)	(1,299)

Earnings from continuing operations before provision for income taxes	42,665	32,857
Provision for income taxes	12,980	9,631

Earnings from continuing operations	29,685	23,226
Earnings (loss) from discontinued operations, net of income taxes (note 2)	(8,552)	1,870

Net earnings	$21,133	25,096

Basic earnings (loss) per share:
Continuing operations	$.30	.24
Discontinued operations	(.09)	.02

Total	$.21	.26

Diluted earnings (loss) per share:
Continuing operations	$.29	.23
Discontinued operations	(.08)	.02

Total	$.21	.25

Weighted average shares outstanding:
Basic	98,719	97,443

Diluted	100,717	99,989

Cash dividends paid per share	$.065	.055

See Notes to Consolidated Financial Statements.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

Nine Months Ended June 30, 2008 and 2007

(in thousands, except per share data)

	(Unaudited)
	2008	2007
Net sales	$1,057,469	955,732
Cost of products sold	487,011	454,349

Gross profit	570,458	501,383
Advertising, marketing, selling and administrative expenses	441,974	408,407
Restructuring and other (note 3)	9,585	32,032

Operating earnings	118,899	60,944
Interest income, net of interest expense of $5,207 in 2008 and $6,424 in 2007	(6,476)	(2,040)

Earnings from continuing operations before provision for income taxes	125,375	62,984
Provision for income taxes	39,511	19,835

Earnings from continuing operations	85,864	43,149
Loss from discontinued operations, net of income taxes (note 2)	(4,797)	(1,375)

Net earnings	$81,067	41,774

Basic earnings (loss) per share:
Continuing operations	$.87	.45
Discontinued operations	(.05)	(.01)

Total	$.82	.44

Diluted earnings (loss) per share:
Continuing operations	$.85	.44
Discontinued operations	(.05)	(.01)

Total	$.80	.43

Weighted average shares outstanding:
Basic	98,807	95,371

Diluted	101,127	97,846

Cash dividends paid per share, including the $25.00 special cash dividend paid in connection with the Separation in 2007	$.185	25.11

See Notes to Consolidated Financial Statements.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2008 and September 30, 2007

(in thousands, except share data)

	(Unaudited)
	June 30, 2008	September 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$155,145	73,066
Short-term investments	—	255,600
Receivables, less allowance for doubtful accounts ($3,150 at June 30, 2008 and September 30, 2007)	232,001	238,541
Inventories:
Raw materials	40,553	35,402
Work-in-process	2,997	3,940
Finished goods	115,601	115,204

Total inventories	159,151	154,546
Other current assets	42,126	32,804
Current assets of discontinued operations	129,413	108,355

Total current assets	717,836	862,912

Property, plant and equipment at cost, less accumulated depreciation ($208,041 at June 30, 2008 and $209,990 at September 30, 2007)	213,258	198,341
Goodwill	159,454	152,783
Trade names	74,878	74,782
Long-term investments	66,710	—
Other assets	68,345	73,683
Non-current assets of discontinued operations	134,856	125,059

Total assets	$1,435,337	1,487,560

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$254	120,127
Accounts payable	128,055	129,828
Accrued expenses	123,526	121,669
Income taxes	18,116	9,916
Current liabilities of discontinued operations	41,993	34,510

Total current liabilities	311,944	416,050

Long-term debt	869	359
Income taxes	15,286	6,151
Other liabilities	46,637	48,568
Non-current liabilities of discontinued operations	35,652	32,661

Total liabilities	410,388	503,789

Stock options subject to redemption	6,645	10,407
Stockholders’ equity:
Preferred stock, par value $.01 per share, authorized 50,000,000 shares, none issued	—	—
Common stock, par value $.01 per share, authorized 300,000,000 shares, issued 97,295,161 shares at June 30, 2008 and 98,057,020 shares at September 30, 2007	973	981
Additional paid-in capital	425,221	380,372
Retained earnings	568,672	585,143
Accumulated other comprehensive income	23,438	6,868

Total stockholders’ equity	1,018,304	973,364

Total liabilities and stockholders’ equity	$1,435,337	1,487,560

See Notes to Consolidated Financial Statements.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Nine Months Ended June 30, 2008 and 2007

(in thousands)

	(Unaudited)
	2008	2007
Cash Flows from Operating Activities:
Net earnings	$81,067	41,774
Loss from discontinued operations	(4,797)	(1,375)

Earnings from continuing operations	85,864	43,149
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation	17,190	18,731
Amortization of other assets and unearned compensation	2,658	2,129
Restructuring and other – non-cash charges (note 3)	5,987	12,911
Restructuring and other – gain on sale of assets (note 3)	(1,808)	(5,894)
Stock option expense (note 8)	3,803	3,087
Deferred income taxes	(1,800)	(23,029)
Cash effects of changes in:
Receivables, net	10,075	8,491
Inventories	(4,226)	(4,254)
Other current assets	(3,596)	(16)
Accounts payable and accrued expenses	(1,897)	(13,495)
Income taxes	12,001	9,934
Other assets	(3,558)	(1,047)
Other liabilities	(2,059)	(1,452)

Net cash provided by operating activities	118,634	49,245

Cash Flows from Investing Activities:
Proceeds from sales of investments	409,555	508,591
Payments for purchases of investments	(223,755)	(658,981)
Capital expenditures	(47,063)	(24,701)
Proceeds from disposals of assets	10,771	27,752

Net cash provided (used) by investing activities	149,508	(147,339)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	809	202
Repayments of long-term debt	(120,165)	(251)
Change in book cash overdraft	(4,598)	(3,774)
Proceeds from exercises of stock options	44,540	68,269
Excess tax benefit from stock option exercises	7,735	8,685
Cash dividends paid	(18,464)	(10,663)
Stock purchased (note 6)	(98,492)	(884)

Net cash provided (used) by financing activities	(188,635)	61,584

Effect of foreign exchange rate changes on cash and cash equivalents	2,212	2,824

Net cash provided (used) by continuing operations	81,719	(33,686)

(continued)

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

Nine Months Ended June 30, 2008 and 2007

(in thousands)

	(Unaudited)
	2008	2007
Discontinued Operations:
Net cash provided (used) by operating activities of discontinued operations	12,445	(2,017)
Net cash used by investing activities of discontinued operations	(1,741)	(72,976)
Net cash used by financing activities of discontinued operations – special cash dividend paid in connection with the Separation	—	(2,342,188)
Net cash provided by financing activities of discontinued operations – other	7	2,324,940
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	(265)	(493)

Net cash provided (used) by discontinued operations	10,446	(92,734)

Net increase (decrease) in cash and cash equivalents	92,165	(126,420)
Cash and cash equivalents at beginning of period, including cash and cash equivalents of discontinued operations	93,062	206,465

Cash and cash equivalents at end of period, including cash and cash equivalents of discontinued operations	$185,227	80,045

See Notes to Consolidated Financial Statements.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

As of June 30, 2008, Alberto-Culver Company and its subsidiaries (the company or New Alberto-Culver) operated two businesses: Consumer Packaged Goods and Cederroth International (Cederroth). The Consumer Packaged Goods business develops, manufactures, distributes and markets branded beauty care products as well as branded food and household products in the United States and more than 100 other countries. Cederroth manufactures, markets and distributes beauty and health care products throughout Scandinavia and in other parts of Europe.

As more fully described in note 2, on May 18, 2008 the company entered into an agreement to sell its Cederroth business to CapMan, a Nordic based private equity firm. Pursuant to the transaction agreement, on July 31, 2008 a company managed by CapMan purchased all of the issued and outstanding shares of Cederroth International AB, which owns the various Cederroth operating companies.

In accordance with the provisions of the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations and cash flows related to the Cederroth business are reported as discontinued operations for all periods presented. In addition, the assets and liabilities of Cederroth have been segregated from the assets and liabilities related to the company’s continuing operations and presented separately on the consolidated balance sheets as of June 30, 2008 and September 30, 2007.

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

In accordance with the provisions of SFAS No. 144, effective with the closing of the Separation on November 16, 2006, the results of operations and cash flows related to Sally Holdings’ beauty supply distribution business are reported as discontinued operations for all periods presented.

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

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

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

The results of discontinued operations, including both Cederroth and Sally Holdings, for the three and nine months ended June 30, 2008 and 2007 were as follows (in thousands):

	Three months ended June 30		Nine months ended June 30
	2008	2007	2008	2007
Net sales	$76,155	60,488	197,057	475,063

Pre-tax earnings from normal operations	$8,169	1,900	14,850	36,158
Transaction expenses, restructuring and other related costs	6,660	128	8,550	29,496

Earnings before provision (benefit) for income taxes	1,509	1,772	6,300	6,662
Provision (benefit) for income taxes	10,061	(98)	11,097	8,037

Earnings (loss) from discontinued operations, net of income taxes	$(8,552)	1,870	(4,797)	(1,375)

The earnings (loss) from discontinued operations, net of income taxes consists of the following amounts related to Cederroth and Sally Holdings:

	Three months ended June 30		Nine months ended June 30
	2008	2007	2008	2007
Cederroth (see page 9)	$(10,085)	940	(8,379)	2,781
Sally Holdings (see page 11)	1,533	930	3,582	(4,156)

Total earnings (loss) from discontinued operations, net of income taxes	$(8,552)	1,870	(4,797)	(1,375)

Cederroth International

On May 18, 2008, the company entered into an agreement to sell its Cederroth business to CapMan, a Nordic based private equity firm. Pursuant to the transaction agreement, on July 31, 2008 Cederroth Intressenter AB, a company owned by two funds controlled by CapMan, purchased all of the issued and outstanding shares of Cederroth International AB in exchange for 159.5 million Euros, which were delivered to Alberto Culver AB, a wholly-owned Swedish subsidiary of the company. The Euros were immediately converted to $243.8 million based on the deal contingent Euro forward contract entered into by the company in connection with the transaction. The purchase price is subject to adjustment to the extent actual balances of cash, debt and working capital on the July 31, 2008 closing date differ from estimates assumed in the transaction agreement.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

As noted above, the company entered into a deal contingent forward contract to sell the Euros it expected to receive in exchange for U.S. dollars. At June 30, 2008, the company recognized an unrealized pre-tax loss of $5.0 million in discontinued operations to adjust the outstanding forward contract to fair value. In connection with the transaction, the company incurred transaction costs (primarily legal and other professional service fees) of $3.6 million during the first nine months of fiscal year 2008, most of which are not expected to be deductible for income tax purposes. These costs were expensed in the periods incurred and are included in discontinued operations.

During the first nine months of fiscal year 2007, the Cederroth business recognized pre-tax charges of $1.5 million that were previously classified as “restructuring and other” in the consolidated statement of earnings. These charges include $706,000 of severance and other exit costs related to the company’s reorganization following the Separation. In addition, Cederroth’s discontinued operations results include an $815,000 non-cash charge related to the acceleration of vesting of stock options and restricted shares that occurred in connection with the Separation (as more fully described in the Sally Holdings, Inc. section below). This charge reflects the amount of future compensation expense as of November 16, 2006, the closing date of the Separation, that would have been recognized in subsequent periods as the stock options and restricted shares for Cederroth employees vested over the original vesting periods.

The results of discontinued operations related to Cederroth for the three and nine months ended June 30, 2008 and 2007 were as follows (in thousands):

	Three months ended June 30		Nine months ended June 30
	2008	2007	2008	2007
Net sales	$76,155	60,488	197,057	164,310

Pre-tax earnings from normal operations	$5,486	1,486	8,915	4,676
Transaction expenses, restructuring and other related costs*	6,660	128	8,550	1,521

Earnings (loss) before provision for income taxes	(1,174)	1,358	365	3,155
Provision for income taxes**	8,911	418	8,744	374

Earnings (loss) from discontinued operations, net of income taxes	$(10,085)	940	(8,379)	2,781

*	The amount for the three months ended June 30, 2008 includes $1.7 million of legal and other transaction costs and the $5.0 million unrealized loss on the Euro forward contract. The amount for the nine months ended June 30, 2008 includes $3.6 million of legal and other transaction costs and the $5.0 million unrealized loss on the Euro forward contract. The entire amounts for the three and nine months ended June 30, 2007 reflect restructuring and other expenses.
**	As a result of the expected sale of Cederroth, the tax provision for the three and nine months ended June 30, 2008 includes $9.2 million of estimated tax expense on a portion of Cederroth’s unremitted foreign earnings. The estimated tax expense may be adjusted in the fourth quarter of fiscal year 2008 upon the closing of the transaction and the final analysis of the valuation and tax status of Cederroth International AB and its various subsidiaries.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

The components of the assets and liabilities of discontinued operations, all of which relate to Cederroth, as of June 30, 2008 and September 30, 2007 were as follows (in thousands):

	June 30, 2008		September 30, 2007
Current assets:
Cash and cash equivalents	$30,082	*	19,996
Receivables, net	52,980		50,536
Inventories	43,432		34,591
Other current assets	2,919		3,232

	$129,413		108,355

Non-current assets:
Property, plant and equipment, net	$27,933		26,153
Goodwill	66,160		60,884
Trade names	40,404		37,008
Other assets	359		1,014

	$134,856		125,059

Current liabilities:
Current portion of long-term debt	$781		509
Accounts payable	22,980		20,560
Accrued expenses and income taxes	18,232		13,441

	$41,993		34,510

Non-current liabilities:
Long-term debt	$1,864		1,718
Income taxes	14,420		13,550
Other liabilities	19,368		17,393

	$35,652		32,661

*	In July 2008 prior to the closing of the transaction, approximately $25 million of the Cederroth cash balance was paid to the continuing operations business of the company in order to settle intercompany loans and other conditions of the closing.

Sally Holdings, Inc.

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

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

In connection with the Separation, the company had to pay certain transaction costs, primarily legal and investment banking fees, which were expensed in the periods incurred and are included in discontinued operations. Approximately $18.7 million of transaction costs were expensed by the company in the first nine months of fiscal year 2007.

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

The company has treated the Separation as though it constituted a change in control for purposes of the company’s stock option and restricted stock plans. As a result, in accordance with the terms of these plans, all outstanding stock options and restricted shares of the company became fully vested upon completion of the Separation on November 16, 2006. Included in Sally Holdings’ discontinued operations results in the first nine months of fiscal year 2007 is a $5.3 million charge which reflects the amount of future compensation expense that would have been recognized in subsequent periods as the stock options and restricted shares for Sally Holdings employees vested over the original vesting periods.

In connection with the Separation, Michael H. Renzulli, the former Chairman of Sally Holdings, terminated his employment with the company and received certain contractual benefits totaling $4.0 million, which is included in discontinued operations in the first nine months of fiscal year 2007.

The results of discontinued operations related to Sally Holdings for the three and nine months ended June 30, 2008 and 2007 were as follows (in thousands):

	Three months ended June 30		Nine months ended June 30
	2008*	2007*	2008*	2007**
Net sales	$—	—	—	310,753

Pre-tax earnings from normal operations	$2,683	414	5,935	31,482
Transaction expenses and other related costs	—	—	—	27,975

Earnings before provision (benefit) for income taxes	2,683	414	5,935	3,507
Provision (benefit) for income taxes	1,150	(516)	2,353	7,663

Earnings (loss) from discontinued operations, net of income taxes	$1,533	930	3,582	(4,156)

*	Primarily reflects favorable adjustments to self-insurance reserves for pre-Separation Sally claims retained by the company.
**	Primarily includes results through November 16, 2006. The transaction expenses and other related costs includes $18.7 million of transaction expenses, $5.3 million related to the acceleration of vesting of stock options and restricted shares held by Sally Holdings employees and $4.0 million of contractual benefits for the former Chairman of Sally Holdings.

The Sally Beauty Supply segment of Sally Holdings is a long-standing customer of the company’s consumer products business. In the first nine months of fiscal year 2007, the company’s consumer products business recorded $4.2 million of sales to Sally Holdings prior to November 16, 2006, all of which were eliminated from the consolidated results of the company, because, at the time, the sales represented intercompany transactions. The company continues to have an ongoing customer relationship with New Sally following the Separation.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

(3)	RESTRUCTURING AND OTHER

Restructuring and other expenses during the three and nine months ended June 30, 2008 and 2007 consist of the following (in thousands):

	Three months ended June 30		Nine months ended June 30
	2008	2007	2008	2007
Severance and other exit costs	$2,003	1,164	5,283	15,127
Impairment and other property, plant and equipment charges	2,688	249	5,762	249
Gain on sale of assets	(2,034)	—	(1,808)	(5,894)
Non-cash charges related to the acceleration of vesting of stock options and restricted shares in connection with the Separation	—	—	—	11,383
Contractual termination benefits for the former President and Chief Executive Officer in connection with the Separation	—	—	—	9,888
Non-cash charge for the recognition of foreign currency translation loss (gain) in connection with the liquidation of a foreign legal entity	(2)	9	225	1,279
Legal fees and other expenses incurred to assign the company’s trademarks following the closing of the Separation	71	—	123	—

	$2,726	1,422	9,585	32,032

Severance and Other Exit Costs

On November 27, 2006, the company committed to a plan to terminate employees as part of a reorganization following the Separation. In connection with this reorganization plan, on December 1, 2006 the company announced that it was going to close its manufacturing facility in Dallas, Texas. The company’s worldwide workforce has been reduced by approximately 215 employees as a result of the reorganization plan, including 125 employees from the Dallas, Texas manufacturing facility.

Through June 30, 2008, the company has recorded cumulative charges related to this plan of $15.0 million for severance, $241,000 for contract termination costs and $1.3 million for other exit costs. The following table reflects the activity related to this restructuring plan during the nine months ended June 30, 2008 (in thousands):

	Liability at September 30, 2007	New Charges		Cash Payments & Other Settlements	Liability at June 30, 2008
Severance	$2,487	353		(2,285)	555
Contract termination costs	—	4		(4)	—
Other	93	406		(328)	171

	$2,580	763	*	(2,617)	726

On October 25, 2007, the company committed to a plan primarily related to the closure of its manufacturing facility in Toronto, Canada. As part of the plan, the company’s workforce has been reduced by approximately 125 employees.

The following table reflects the activity related to this restructuring plan during the nine months ended June 30, 2008 (in thousands):

	Initial Charges		Cash Payments & Other Settlements	Liability at June 30, 2008
Severance	$2,539		(1,702)	837
Other	404		(404)	—

	$2,943	*	(2,106)	837

On May 29, 2008, the company committed to a plan to close its manufacturing facility, reduce its headcount and relocate to a smaller commercial office in Puerto Rico. As part of the plan, the company’s workforce will be reduced by approximately 100 employees.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

The following table reflects the activity related to this restructuring plan during the nine months ended June 30, 2008 (in thousands):

	Initial Charges		Cash Payments & Other Settlements	Liability at June 30, 2008
Severance	$1,527		—	1,527
Other	50		(22)	28

	$1,577	*	(22)	1,555

*	The sum of these three amounts from the tables above represents the $5.3 million of total charges for severance and other exit costs recorded during the first nine months of fiscal year 2008.

Cash payments related to these plans are expected to be substantially completed by the second quarter of fiscal year 2009.

Impairment and Other Property, Plant and Equipment Charges

During the first nine months of fiscal year 2008, the company recorded total impairment and other fixed asset charges of $5.8 million. This amount includes impairments of $648,000 related to the building and certain manufacturing equipment in connection with the closure of the Dallas, Texas manufacturing facility, $1.3 million related to manufacturing equipment in connection with the closure of the Toronto, Canada manufacturing facility and $1.6 million related to the building and certain manufacturing equipment in connection with the closure of the Puerto Rico manufacturing facility.

In each case, the fair value of the assets was determined using prices for similar assets in the respective markets, as determined by management using data from external sources. All asset groups subject to impairment were included as identifiable assets of the Consumer Packaged Goods business segment in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007. In addition to the impairments, the company recognized $2.2 million of other fixed asset charges related to the closure of the Dallas, Texas and Toronto, Canada manufacturing facilities during the first nine months of fiscal year 2008.

Gain on Sale of Assets – Including Related Party Transactions

The company closed on the sale of its manufacturing facility in Toronto, Canada on May 30, 2008. The company received net cash proceeds of $7.5 million and recognized a pre-tax gain of $2.0 million in the third quarter of fiscal year 2008 as a result of the sale. The company closed on the sale of its manufacturing facility in Dallas, Texas on March 26, 2008. The company received net cash proceeds of $3.1 million and recognized a pre-tax loss of $226,000 in the second quarter of fiscal year 2008 as a result of the sale.

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

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Acceleration of Vesting of Stock Options and Restricted Shares

As previously discussed, the company has treated the Separation as though it constituted a change in control for purposes of the company’s stock option and restricted stock plans. As a result, in accordance with the terms of these plans, all outstanding stock options and restricted shares of the company became fully vested upon completion of the Separation on November 16, 2006. The $11.4 million charge recorded by the company in the first nine months of fiscal year 2007 is equal to the amount of future compensation expense that would have been recognized in subsequent periods as the stock options and restricted shares vested over the original vesting periods.

Contractual Termination Benefits

In connection with the Separation, Howard B. Bernick, the former President and Chief Executive Officer of the company, terminated his employment with the company and received certain contractual benefits primarily consisting of a lump sum cash payment of $9.7 million plus applicable employer payroll taxes.

Foreign Currency Translation Loss (Gain)

The company substantially completed the liquidation of a foreign legal entity in connection with its reorganization plan and is therefore recognizing in restructuring and other expenses the accumulated foreign currency translation loss related to the entity, which resulted in a $225,000 charge during the first nine months of fiscal year 2008.

Trademark Legal Fees and Other Expenses

Due to the series of transactions affecting the company’s legal structure as part of the closing of the Separation (as described in note 2), the company has initiated a process to assign many of its existing trademarks in various countries around the world. In connection with this effort, the company incurred legal fees and other expenses of $123,000 in the first nine months of fiscal year 2008 and expects to incur additional costs of up to $300,000 during the fourth quarter of fiscal year 2008 and the first half of fiscal year 2009.

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

At October 1, 2007, the company’s total liability for unrecognized tax benefits, after the adoption of FIN No. 48, was $6.5 million, of which $4.8 million represented tax benefits that, if recognized, would favorably impact the effective tax rate. The company’s liability for unrecognized tax benefits increased to $9.4 million at June 30, 2008.

The company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of the income tax provision in the consolidated statements of earnings. At October 1, 2007, the company’s total liability for unrecognized tax benefits included accrued interest and penalties of $1.4 million.

The company files a consolidated U.S. federal income tax return, as well as income tax returns in various states and foreign jurisdictions. With some exceptions, the company is no longer subject to examinations by tax authorities in the U.S. for years prior to fiscal 2004 and in its major international markets for years prior to fiscal 2001.

In the next 12 months, the company’s effective tax rate and the amount of unrecognized tax benefits could be affected positively or negatively by the resolution of ongoing tax audits and the expiration of certain statutes of limitations. The company is unable to project the potential range of tax impacts at this time.

(5)	AUCTION RATE SECURITIES

Prior to the second quarter of fiscal year 2008, the company regularly invested in auction rate securities (ARS) which typically are bonds with long-term maturities that have interest rates which reset at intervals of up to 35 days through an auction process. These investments are considered available for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” All of the company’s remaining investments in ARS at June 30, 2008 represent interests in pools of student loans and have AAA/Aaa credit ratings. In addition, all of these securities carry an indirect guarantee by the U.S. federal government of at least 97% of the par value through the Federal Family Education Loan Program (FFELP). Based on these factors and the credit worthiness of the underlying assets, the company does not believe that it has significant principal risk with regard to these investments.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Historically, the periodic auctions for these ARS investments have provided a liquid market for these securities. As a result, the company carried its investments at par value, which approximated fair value, and classified them as short-term in the consolidated balance sheets. During the second and third quarters of fiscal year 2008, each of the company’s remaining ARS investments has experienced multiple failed auctions, meaning that there have been insufficient bidders to match the supply of securities submitted for sale. The company continues to earn interest on these investments at the maximum contractual rate and continues to collect the interest in accordance with the stated terms of the securities. Given the company’s inability to estimate when its ARS will settle, the investments have been classified as long-term consistent with the terms of the underlying securities. During the third quarter of fiscal year 2008, one security was called by the issuer and the company received the full par value of $7.5 million.

At June 30, 2008, the company has auction rate securities with a total par value of $69.8 million. The company has recorded these investments on its consolidated balance sheet at an estimated fair value of $66.7 million and recorded an unrealized loss of $3.1 million in other comprehensive income in the first nine months of fiscal year 2008, reflecting the decline in the estimated fair value. The fair value of these securities has been estimated by management using data from external sources. Because there is no active market for these securities, management utilized a discounted cash flow valuation model to estimate fair value, with the key assumptions in the model being the expected holding period for the ARS, the expected coupon rate over the holding period and the required rate of return by market participants (discount rate), adjusted to reflect the current illiquidity in the market. As of June 30, 2008, the company has concluded that no other-than-temporary impairment losses have occurred because its investments continue to be of high credit quality and the company has the intent and ability to hold these investments until the anticipated recovery in market value occurs. The company will continue to analyze its ARS in future periods for impairment and may be required to record a charge in its statement of earnings in future periods if the decline in fair value is determined to be other-than-temporary.

The company anticipates that its existing cash and cash equivalent balances, along with cash flows from operations and available credit, will be sufficient to fund its operating and other requirements.

(6)	STOCKHOLDERS’ EQUITY

On November 12, 2006, the board of directors authorized the company to purchase up to 5 million shares of common stock. During the third quarter of fiscal year 2008, the company purchased 3,761,961 shares in the open market under this authorization for an aggregate purchase price of $98.5 million. On July 24, 2008, the board of directors authorized the company to purchase an additional 5 million shares of common stock.

The company’s $300 million revolving credit facility, as amended, includes a covenant that limits the company’s ability to purchase its common stock or pay dividends if the cumulative stock repurchases plus cash dividends exceeds $250 million plus 50% of “consolidated net income” (as defined in the credit agreement) commencing January 1, 2007.

During the nine months ended June 30, 2008 and 2007, the company acquired $40,000 and $884,000, respectively, of common stock surrendered by employees in connection with the payment of withholding taxes as provided under the terms of certain incentive plans. In addition, during the nine months ended June 30, 2008 and 2007, the company acquired $190,000 and $79,000, respectively, of common stock surrendered by employees to pay the exercise price of stock options. All shares acquired under these plans are not subject to the company’s stock repurchase program.

All common stock purchased in the open market during fiscal year 2008 and all shares acquired through incentive plans are being accounted for using the constructive retirement method, as the company has no intent to reissue the shares. For the common stock purchased in the open market, the excess of the aggregate purchase price over the par value of the shares acquired was allocated between paid-in capital ($17.1 million) and retained earnings ($81.3 million).

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

(7)	WEIGHTED AVERAGE SHARES OUTSTANDING

The following table provides information on basic and diluted weighted average shares outstanding (in thousands):

	Three Months Ended June 30		Nine Months Ended June 30
	2008	2007	2008	2007
Basic weighted average shares outstanding	98,719	97,443	98,807	95,371
Effect of dilutive securities:
Assumed exercise of stock options	2,025	2,760	2,384	2,479
Assumed vesting of restricted stock	413	289	394	233
Effect of unrecognized stock-based compensation related to future services	(440)	(503)	(458)	(237)

Diluted weighted average shares outstanding	100,717	99,989	101,127	97,846

The computations of diluted weighted average shares outstanding for the three and nine months ended June 30, 2008 exclude stock options for 1.4 million shares since the options were anti-dilutive. Stock options for 109,000 shares and 1.3 million shares were anti-dilutive for the three and nine months ended June 30, 2007, respectively.

(8)	ACCOUNTING FOR STOCK-BASED COMPENSATION

In accordance with SFAS No. 123 (R), “Share-Based Payment,” the company recognizes compensation expense for stock options on a straight-line basis over the vesting period or to the date a participant becomes eligible for retirement, if earlier. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. During the first nine months of fiscal year 2008, there were no significant changes to the assumptions used in calculating the fair value of stock options.

In the third quarter of fiscal year 2008, the company recorded stock option expense that reduced earnings from continuing operations before provision for income taxes by $832,000, provision for income taxes by $291,000, earnings from continuing operations by $541,000 and basic and diluted earnings per share from continuing operations by one cent. In the first nine months of fiscal year 2008, the company recorded stock option expense that reduced earnings from continuing operations before provision for income taxes by $3.8 million, provision for income taxes by $1.3 million, earnings from continuing operations by $2.5 million and basic and diluted earnings per share from continuing operations by two cents. In the third quarter of fiscal year 2007, the company recorded stock option expense that reduced earnings from continuing operations before provision for income taxes by $546,000, provision for income taxes by $197,000, earnings from continuing operations by $349,000 and diluted earnings per share from continuing operations by one cent. Stock option expense in the quarter had no effect on basic earnings per share from continuing operations. In the first nine months of fiscal year 2007, the company recorded stock option expense, excluding the one-time charge related to the acceleration of vesting of all outstanding options in connection with the Separation, that reduced earnings from continuing operations before provision for income taxes by $3.1 million, provision for income taxes by $1.1 million, earnings from continuing operations by $2.0 million and basic and diluted earnings per share from continuing operations by two cents. The expense amounts in the first quarter of each fiscal year included the immediate expensing of the fair value of stock options granted during the quarter to participants who had already met the definition of retirement under the stock option plans. Stock option expense is included in advertising, marketing, selling and administrative expenses in the consolidated statements of earnings.

Also in accordance with SFAS No. 123 (R), the company amortizes the total fair market value of restricted shares on the date of grant to expense on a straight-line basis over the vesting period. The amortization expense related to restricted shares during the third quarter of fiscal year 2008 was $382,000, compared to $250,000 during the third quarter of fiscal year 2007. The amortization expense related to restricted shares during the first nine months of fiscal year 2008 was $1.5 million, compared to $719,000 during the first nine months of fiscal year 2007, excluding the one-time charge related to the acceleration of vesting of all outstanding restricted shares in connection with the Separation. The amortization expense amount in the first nine months of fiscal year 2008 included the immediate expensing of the fair value of restricted shares granted during the second quarter to certain non-employee directors who had already met the service requirement under the current restricted stock plan.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

During the first nine months of fiscal year 2008, the company granted 1.7 million stock options and 152,000 restricted shares to employees of both continuing and discontinued operations under its existing stock-based compensation plans. In January 2008, the company’s stockholders approved an amendment to the restricted stock plan which included a reduction in the number of authorized shares under the plan from 2.5 million to 1.5 million and added a provision to make automatic grants of restricted shares with a value of approximately $65,000 to each non-employee director on the date of each regular annual meeting of shareholders. The first such grant occurred on January 24, 2008. In addition, in connection with the amendment to the restricted stock plan, the company’s non-employee director stock option plan was amended to discontinue any future stock option grants to non-employee directors.

Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 107, “Share-Based Payment,” requires public companies to apply the rules of Accounting Series Release No. 268 (ASR 268), “Presentation in Financial Statements of Redeemable Preferred Stocks,” to stock options with contingent cash settlement provisions. ASR 268 requires securities with contingent cash settlement provisions which are not solely in the control of the issuer, without regard to probability of occurrence, to be classified outside of stockholders’ equity. The company’s stock option plans have a contingent cash settlement provision upon the occurrence of certain change in control events. While the company believes the possibility of occurrence of any change in control event which would trigger such cash settlement provision is remote, the contingent cash settlement of the stock options as a result of such event would not be solely in the control of the company. In accordance with ASR 268, the company has classified $6.6 million as “stock options subject to redemption” outside of stockholders’ equity on its consolidated balance sheet as of June 30, 2008. This amount represents the intrinsic value as of November 5, 2003 of currently outstanding stock options which were modified on that date as a result of the company’s conversion to one class of common stock. This amount will be reclassified into additional paid-in capital in future periods as the related stock options are exercised or canceled.

(9)	COMPREHENSIVE INCOME

Comprehensive income consists of net earnings, foreign currency translation adjustments, the unrealized loss on ARS investments and minimum pension liability adjustments as follows (in thousands):

	Three Months Ended June 30		Nine Months Ended June 30
	2008	2007	2008	2007
Net earnings	$21,133	25,096	81,067	41,774
Other comprehensive income adjustments:
Foreign currency translation during the period	1,455	8,070	19,788	11,474
Reclassification adjustment due to the recognition in net earnings of foreign currency translation loss (gain) in connection with the liquidation of foreign legal entities	(2)	9	(128)	1,279
Unrealized loss on ARS investments	(123)	—	(3,090)	—
Minimum pension liability	—	—	—	(1,669)

Comprehensive income	$22,463	33,175	97,637	52,858

(10)	BUSINESS SEGMENT INFORMATION

Segment information for the three and nine months ended June 30, 2008 and 2007 is as follows (in thousands):

	Three Months Ended June 30		Nine Months Ended June 30
	2008	2007	2008	2007
Net sales:
Consumer Packaged Goods	$364,913	325,014	1,057,469	959,940
Eliminations	—	—	—	(4,208)

	$364,913	325,014	1,057,469	955,732

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Earnings from continuing operations before provision for income taxes:

	Three Months Ended June 30		Nine Months Ended June 30
	2008	2007	2008	2007
Consumer Packaged Goods	$44,763	33,526	132,287	96,063
Stock option expense (note 8)	(832)	(546)	(3,803)	(3,087)
Restructuring and other (note 3)	(2,726)	(1,422)	(9,585)	(32,032)
Interest income, net	1,460	1,299	6,476	2,040

	$42,665	32,857	125,375	62,984

(11)	GOODWILL

The change in the carrying amount of goodwill for the nine months ended June 30, 2008 is as follows (in thousands):

Balance as of September 30, 2007	$152,783
Additions	6,325
Foreign currency translation	346

Balance as of June 30, 2008	$159,454

The increase was attributable to the accrual of additional consideration related to the acquisition of Nexxus Products Company (Nexxus). In accordance with the purchase agreement dated May 18, 2005, additional consideration of up to $55.0 million may be paid over the ten years following the closing of the acquisition based on a percentage of sales of Nexxus branded products. Such additional consideration is being accrued in the period the company becomes obligated to pay the amounts and is increasing the amount of goodwill resulting from the acquisition. Through fiscal year 2007, the company has paid $10.9 million of additional consideration based on sales of Nexxus branded products through June 30, 2007. At June 30, 2008, the company owed $7.1 million of additional consideration which is expected to be paid in the fourth quarter of fiscal year 2008.

(12)	LONG-TERM DEBT

Long-term debt at June 30, 2008 and September 30, 2007 consists of the following (in thousands):

	June 30, 2008	September 30, 2007
6.375% debentures	$—	120,000
Other	1,123	486

	1,123	120,486
Less: Amounts classified as current	254	120,127

	$869	359

The company previously had $120 million of 6.375% debentures with a June 15, 2028 due date. The debentures were subject to repayment, in whole or in part, on June 15, 2008 at the option of the holders. All of the holders exercised their right to sell the debentures back to the company at par. Accordingly, the company repaid the entire outstanding balance in June 2008.

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

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF BUSINESS

As of June 30, 2008, Alberto-Culver Company and its subsidiaries (the company or New Alberto-Culver) operated two businesses: Consumer Packaged Goods (CPG) and Cederroth International (Cederroth). The CPG business develops, manufactures, distributes and markets branded beauty care products as well as branded food and household products in the United States and more than 100 other countries. Cederroth manufactures, markets and distributes beauty and health care products throughout Scandinavia and in other parts of Europe.

OVERVIEW

DISCONTINUED OPERATIONS

Cederroth International

On May 18, 2008, the company entered into an agreement to sell its Cederroth business to CapMan, a Nordic based private equity firm. Pursuant to the transaction agreement, on July 31, 2008 Cederroth Intressenter AB, a company owned by two funds controlled by CapMan, purchased all of the issued and outstanding shares of Cederroth International AB in exchange for 159.5 million Euros, which were delivered to Alberto Culver AB, a wholly-owned Swedish subsidiary of the company. The Euros were immediately converted to $243.8 million based on the deal contingent Euro forward contract entered into by the company in connection with the transaction. The purchase price is subject to adjustment to the extent actual balances of cash, debt and working capital on the July 31, 2008 closing date differ from estimates assumed in the transaction agreement.

In accordance with the provisions of the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations and cash flows related to the Cederroth business are reported as discontinued operations for all periods presented. In addition, the assets and liabilities of Cederroth have been segregated from the assets and liabilities related to the company’s continuing operations and presented separately on the consolidated balance sheets as of June 30, 2008 and September 30, 2007.

As noted above, the company entered into a deal contingent forward contract to sell the Euros it expected to receive in exchange for U.S. dollars. At June 30, 2008, the company recognized an unrealized pre-tax loss of $5.0 million in discontinued operations to adjust the outstanding forward contract to fair value. In connection with the transaction, the company incurred transaction costs (primarily legal and other professional service fees) of $3.6 million during the first nine months of fiscal year 2008, most of which are not expected to be deductible for tax purposes. These costs were expensed in the periods incurred and are included in discontinued operations.

During the first nine months of fiscal year 2007, the Cederroth business recognized pre-tax charges of $1.5 million that were previously classified as “restructuring and other” in the consolidated statement of earnings. These charges include $706,000 of severance and other exit costs related to the company’s reorganization following the Separation. In addition, Cederroth’s discontinued operations results include an $815,000 non-cash charge related to the acceleration of vesting of stock options and restricted shares that occurred in connection with the Separation (as more fully described in the Sally Holdings, Inc. section below). This charge reflects the amount of future compensation expense as of November 16, 2006, the closing date of the Separation, that would have been recognized in subsequent periods as the stock options and restricted shares for Cederroth employees vested over the original vesting periods.

Sally Holdings, Inc.

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

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

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

In accordance with the provisions of SFAS No. 144, effective with the closing of the Separation on November 16, 2006, the results of operations and cash flows related to Sally Holdings’ beauty supply distribution business are reported as discontinued operations for all periods presented.

In connection with the Separation, the company had to pay certain transaction costs, primarily legal and investment banking fees, which were expensed in the periods incurred and are included in discontinued operations. Approximately $18.7 million of transaction costs were expensed by the company in the first nine months of fiscal year 2007.

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

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

The company has treated the Separation as though it constituted a change in control for purposes of the company’s stock option and restricted stock plans. As a result, in accordance with the terms of these plans, all outstanding stock options and restricted shares of the company became fully vested upon completion of the Separation on November 16, 2006. Included in Sally Holdings’ discontinued operations results in the first nine months of fiscal year 2007 is a $5.3 million charge which reflects the amount of future compensation expense that would have been recognized in subsequent periods as the stock options and restricted shares for Sally Holdings employees vested over the original vesting periods.

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

RESTRUCTURING AND OTHER

Restructuring and other expenses during the three and nine months ended June 30, 2008 and 2007 consist of the following (in thousands):

	Three Months ended June 30		Nine Months ended June 30
	2008	2007	2008	2007
Severance and other exit costs	$2,003	1,164	5,283	15,127
Impairment and other property, plan and equipment charges	2,688	249	5,762	249
Gain on sale of assets	(2,034)	—	(1,808)	(5,894)
Non-cash charges related to the acceleration of vesting of stock options and restricted shares in connection with the Separation	—	—	—	11,383
Contractual termination benefits for the former President and Chief Executive Officer in connection with the Separation	—	—	—	9,888
Non-cash charge for the recognition of foreign currency translation loss (gain) in connection with the liquidation of a foreign legal entity	(2)	9	225	1,279
Legal fees and other expenses incurred to assign the company’s trademarks following the closing of the Separation	71	—	123	—

	$2,726	1,422	9,585	32,032

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Severance and Other Exit Costs

On November 27, 2006, the company committed to a plan to terminate employees as part of a reorganization following the Separation. In connection with this reorganization plan, on December 1, 2006 the company announced that it was going to close its manufacturing facility in Dallas, Texas. The company’s worldwide workforce has been reduced by approximately 215 employees as a result of the reorganization plan, including 125 employees from the Dallas, Texas manufacturing facility.

Through June 30, 2008, the company has recorded cumulative charges related to this plan of $15.0 million for severance, $241,000 for contract termination costs and $1.3 million for other exit costs. The following table reflects the activity related to this restructuring plan during the nine months ended June 30, 2008 (in thousands):

	Liability at September 30, 2007	New Charges		Cash Payments & Other Settlements	Liability at June 30, 2008
Severance	$2,487	353		(2,285)	555
Contract termination costs	—	4		(4)	—
Other	93	406		(328)	171

	$2,580	763	*	(2,617)	726

On October 25, 2007, the company committed to a plan primarily related to the closure of its manufacturing facility in Toronto, Canada. As part of the plan, the company’s workforce has been reduced by approximately 125 employees.

The following table reflects the activity related to this restructuring plan during the nine months ended June 30, 2008 (in thousands):

	Initial Charges		Cash Payments & Other Settlements	Liability at June 30, 2008
Severance	$2,539		(1,702)	837
Other	404		(404)	—

	$2,943	*	(2,106)	837

On May 29, 2008, the company committed to a plan to close its manufacturing facility, reduce its headcount and relocate to a smaller commercial office in Puerto Rico. As part of the plan, the company’s workforce will be reduced by approximately 100 employees.

The following table reflects the activity related to this restructuring plan during the nine months ended June 30, 2008 (in thousands):

	Initial Charges		Cash Payments & Other Settlements	Liability at June 30, 2008
Severance	$1,527		—	1,527
Other	50		(22)	28

	$1,577	*	(22)	1,555

*	The sum of these three amounts from the tables above represents the $5.3 million of total charges for severance and other exit costs recorded during the first nine months of fiscal year 2008.

Cash payments related to these plans are expected to be substantially completed by the second quarter of fiscal year 2009.

Impairment and Other Property, Plant and Equipment Charges

During the first nine months of fiscal year 2008, the company recorded total impairment and other fixed asset charges of $5.8 million. This amount includes impairments of $648,000 related to the building and certain manufacturing equipment in connection with the closure of the Dallas, Texas manufacturing facility, $1.3 million related to manufacturing equipment in connection with the closure of the Toronto, Canada manufacturing facility and $1.6 million related to the building and certain manufacturing equipment in connection with the closure of the Puerto Rico manufacturing facility.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

In each case, the fair value of the assets was determined using prices for similar assets in the respective markets, as determined by management using data from external sources. All asset groups subject to impairment were included as identifiable assets of the Consumer Packaged Goods business segment in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007. In addition to the impairments, the company recognized $2.2 million of other fixed asset charges related to the closure of the Dallas, Texas and Toronto, Canada manufacturing facilities during the first nine months of fiscal year 2008.

Gain on Sale of Assets – Including Related Party Transactions

The company closed on the sale of its manufacturing facility in Toronto, Canada on May 30, 2008. The company received net cash proceeds of $7.5 million and recognized a pre-tax gain of $2.0 million in the third quarter of fiscal year 2008 as a result of the sale. The company closed on the sale of its manufacturing facility in Dallas, Texas on March 26, 2008. The company received net cash proceeds of $3.1 million and recognized a pre-tax loss of $226,000 in the second quarter of fiscal year 2008 as a result of the sale.

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

Acceleration of Vesting of Stock Options and Restricted Shares

As previously discussed, the company has treated the Separation as though it constituted a change in control for purposes of the company’s stock option and restricted stock plans. As a result, in accordance with the terms of these plans, all outstanding stock options and restricted shares of the company became fully vested upon completion of the Separation on November 16, 2006. The $11.4 million charge recorded by the company in the first nine months of fiscal year 2007 is equal to the amount of future compensation expense that would have been recognized in subsequent periods as the stock options and restricted shares vested over the original vesting periods.

Contractual Termination Benefits

In connection with the Separation, Howard B. Bernick, the former President and Chief Executive Officer of the company, terminated his employment with the company and received certain contractual benefits primarily consisting of a lump sum cash payment of $9.7 million plus applicable employer payroll taxes.

Foreign Currency Translation Loss (Gain)

The company substantially completed the liquidation of a foreign legal entity in connection with its reorganization plan and is therefore recognizing in restructuring and other expenses the accumulated foreign currency translation loss related to the entity, which resulted in a $225,000 charge during the first nine months of fiscal year 2008.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Trademark Legal Fees and Other Expenses

Due to the series of transactions affecting the company’s legal structure as part of the closing of the Separation, the company has initiated a process to assign many of its existing trademarks in various countries around the world. In connection with this effort, the company incurred legal fees and other expenses of $123,000 in the first nine months of fiscal year 2008 and expects to incur additional costs of up to $300,000 during the fourth quarter of fiscal year 2008 and the first half of fiscal year 2009.

Expected Savings

As a result of the reorganization plan and other restructuring activities, the company expects to recognize cost savings of approximately $27 million on an annualized basis. A majority of the cost savings amounts will affect the advertising, marketing, selling and administrative expenses line item on the consolidated statement of earnings, with certain savings amounts related to the closures of the Dallas, Texas, Toronto, Canada and Puerto Rico manufacturing facilities expected to affect gross profit. These savings will partially offset certain corporate costs that were previously unallocated and certain other expenses that were previously allocated to the discontinued Cederroth and Sally Holdings businesses.

AUCTION RATE SECURITIES

Prior to the second quarter of fiscal year 2008, the company regularly invested in auction rate securities (ARS) which typically are bonds with long-term maturities that have interest rates which reset at intervals of up to 35 days through an auction process. These investments are considered available for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” All of the company’s remaining investments in ARS at June 30, 2008 represent interests in pools of student loans and have AAA/Aaa credit ratings. In addition, all of these securities carry an indirect guarantee by the U.S. federal government of at least 97% of the par value through the Federal Family Education Loan Program (FFELP). Based on these factors and the credit worthiness of the underlying assets, the company does not believe that it has significant principal risk with regard to these investments.

Historically, the periodic auctions for these ARS investments have provided a liquid market for these securities. As a result, the company carried its investments at par value, which approximated fair value, and classified them as short-term in the consolidated balance sheets. During the second and third quarters of fiscal year 2008, each of the company’s remaining ARS investments has experienced multiple failed auctions, meaning that there have been insufficient bidders to match the supply of securities submitted for sale. The company continues to earn interest on these investments at the maximum contractual rate and continues to collect the interest in accordance with the stated terms of the securities. Given the company’s inability to estimate when its ARS will settle, the investments have been classified as long-term consistent with the terms of the underlying securities. During the third quarter of fiscal year 2008, one security was called by the issuer and the company received the full par value of $7.5 million.

At June 30, 2008, the company has auction rate securities with a total par value of $69.8 million. The company has recorded these investments on its consolidated balance sheet at an estimated fair value of $66.7 million and recorded an unrealized loss of $3.1 million in other comprehensive income in the first nine months of fiscal year 2008, reflecting the decline in the estimated fair value. The fair value of these securities has been estimated by management using data from external sources. Because there is no active market for these securities, management utilized a discounted cash flow valuation model to estimate fair value, with the key assumptions in the model being the expected holding period for the ARS, the expected coupon rate over the holding period and the required rate of return by market participants (discount rate), adjusted to reflect the current illiquidity in the market. As of June 30, 2008, the company has concluded that no other-than-temporary impairment losses have occurred because its investments continue to be of high credit quality and the company has the intent and ability to hold these investments until the anticipated recovery in market value occurs. The company will continue to analyze its ARS in future periods for impairment and may be required to record a charge in its statement of earnings in future periods if the decline in fair value is determined to be other-than-temporary.

The company anticipates that its existing cash and cash equivalent balances, along with cash flows from operations and available credit, will be sufficient to fund its operating and other requirements.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

RESULTS OF OPERATIONS

Comparison of the Quarters Ended June 30, 2008 and 2007

The company recorded third quarter net sales of $364.9 million in fiscal year 2008, up $39.9 million or 12.3% over the comparable period of the prior year. The effect of foreign exchange rates increased sales by 1.0% in the third quarter of fiscal year 2008. Organic sales, which exclude the effects of foreign exchange rates, grew 11.3% during the third quarter of fiscal year 2008.

Earnings from continuing operations were $29.7 million for the three months ended June 30, 2008 versus $23.2 million for the same period of the prior year. Basic earnings per share from continuing operations were 30 cents in the third quarter of fiscal year 2008 compared to 24 cents in the same period of fiscal year 2007. Diluted earnings per share from continuing operations were 29 cents in the current quarter compared to 23 cents in the same period of the prior year. In the third quarter of fiscal year 2008, restructuring and other expenses reduced earnings from continuing operations by $1.5 million and basic and diluted earnings per share from continuing operations by 2 cents. In the third quarter of fiscal year 2007, restructuring and other expenses reduced earnings from continuing operations by $1.0 million and basic and diluted earnings per share from continuing operations by 1 cent.

Sales of CPG in the third quarter of fiscal year 2008 increased 12.3% to $364.9 million from $325.0 million in fiscal year 2007. The third quarter increase was due to higher sales of all of the company’s major brands, with the most significant increases for TRESemmé shampoos, conditioners and styling products (6.7%), partially due to the launch of TRESemmé in Spain, and St. Ives products (0.8%). In addition, sales increased for the custom label filling operations (1.4%) and due to the effect of foreign exchange rates (1.0%).

Gross profit increased $26.0 million or 15.2% for the third quarter of fiscal year 2008 versus the comparable quarter in fiscal year 2007. Gross profit, as a percentage of net sales, was 54.2% during the third quarter of fiscal year 2008 compared to 52.8% in the prior year period. The gross margin improvement is primarily attributable to more effective inventory management and manufacturing efficiencies, partially offset by higher input costs.

Compared to the prior year, advertising, marketing, selling and administrative expenses in fiscal year 2008 increased $15.1 million or 10.9% for the third quarter. This overall increase consists of higher expenditures for advertising and marketing (6.4%) and higher selling and administrative expenditures (4.5%).

Advertising and marketing expenditures were $70.7 million in the third quarter of fiscal year 2008, an increase of 14.3% from $61.8 million in the prior year. The company continued to invest behind all of its major brands during the third quarter of fiscal year 2008. The increase in 2008 was primarily due to higher advertising and marketing expenditures for TRESemmé (9.5%) and Alberto European (4.0%), along with the effect of foreign exchange rates (1.3%). Advertising and marketing expenditures, as a percentage of net sales, increased to 19.4% in 2008 from 19.0% in the same period of in fiscal year 2007.

Selling and administrative expenses increased $6.2 million or 8.1% for the third quarter of fiscal year 2008 compared to 2007 primarily due to higher stock option and other incentive compensation costs, higher expenditures related to the implementation of a new worldwide ERP system, costs associated with the start-up of the company’s Jonesboro, Arkansas manufacturing facility and the effect of foreign exchange rates. These increases were partially offset by the reversal of a $3.9 million contingent liability that was favorably settled in 2008. Selling and administrative expenses, as a percentage of net sales, decreased to 22.7% in the third quarter of fiscal year 2008 from 23.6% in the comparative quarter last year.

The company recorded net interest income of $1.5 million in the third quarter of fiscal year 2008 and $1.3 million for the third quarter of the prior year. Interest expense was $1.6 million in the third quarter of fiscal year 2008 and $2.1 million for the prior year period. Interest income was $3.1 million in the third quarter of fiscal year 2008 compared to $3.4 million for the third quarter of the prior year. The decrease in interest expense is primarily due to the repayment of the company’s $120 million of debentures in June 2008.

The provision for income taxes as a percentage of earnings from continuing operations before income taxes was 30.4% for the third quarter of fiscal year 2008 compared to 29.3% for the third quarter of fiscal year 2007. The effective tax rate in 2008 reflects a reduction in tax contingency reserves for certain foreign entities due to the expiration of the statute of limitations and a benefit from changes in certain estimates related to the 2007 tax provision. These tax benefits were partially offset by the tax effect of the company’s expected repatriation of cash from Sweden following the sale of Cederroth and other discrete tax items recognized in the quarter. The effective tax rate in 2007 reflects a benefit from changes in certain estimates related to the 2006 tax provision. For both fiscal year periods, the effective tax rates were also affected by the varying tax rates in the jurisdictions in which the company’s restructuring charges were recorded.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Comparison of the Nine Months Ended June 30, 2008 and 2007

For the nine months ended June 30, 2008, net sales increased $101.7 million to $1.1 billion, representing a 10.6% increase compared to last year’s nine-month period. The effect of foreign exchange rates increased sales in the first nine months of fiscal year 2008 by 1.9%. Organic sales, which exclude the effects of foreign exchange rates, grew 8.7% during the first nine months of fiscal year 2008. Organic sales growth includes the effect of net sales to Sally Holdings after the November 16, 2006 closing of the Separation (0.4%). In the first nine months of fiscal year 2007, all transactions with Sally Holdings prior to November 16, 2006 were considered intercompany and the elimination of these intercompany sales is classified as part of continuing operations.

Earnings from continuing operations for the nine months ended June 30, 2008 were $85.9 million versus $43.1 million in the prior year. Basic earnings per share from continuing operations were 87 cents in the first nine months of fiscal year 2008 versus 45 cents in the same period of fiscal year 2007. Diluted earnings per share from continuing operations were 85 cents for the first nine months of fiscal year 2008 compared to 44 cents in the prior year. In the first nine months of fiscal year 2008, restructuring and other expenses reduced earnings from continuing operations by $6.1 million and basic and diluted earnings per share from continuing operations by 6 cents. In the first nine months of fiscal year 2007, restructuring and other expenses reduced earnings from continuing operations by $21.4 million and basic and diluted earnings per share from continuing operations by 23 cents and 22 cents, respectively.

Sales of CPG in the first nine months of fiscal year 2008 increased 10.2% to $1.1 billion from $959.9 million in fiscal year 2007. The first nine months’ increase was primarily due to higher sales of TRESemmé shampoos, conditioners and styling products (6.3%) and the effect of foreign exchange rates (1.9%).

Gross profit increased $69.1 million or 13.8% for the first nine months of fiscal year 2008 versus the comparable period in fiscal year 2007. Gross profit, as a percentage of net sales, was 53.9% for the first nine months of fiscal year 2008 compared to 52.5% for continuing operations in the prior year period. The gross margin improvement is primarily attributable to more effective inventory management and manufacturing efficiencies, partially offset by higher input costs.

Advertising, marketing, selling and administrative expenses in the first nine months of fiscal year 2008 increased $33.6 million or 8.2%. This overall increase consists of higher expenditures for advertising and marketing (4.3%) and higher selling and administrative expenses (3.9%).

Advertising and marketing expenditures were $194.6 million in the first nine months of fiscal year 2008, compared to $177.0 million for the first nine months of fiscal year 2007. The company continued to invest behind all of its major brands during the first nine months of fiscal year 2008. The 9.9% increase in 2008 was primarily due to higher advertising and marketing expenditures for TRESemmé (6.2%) and Alberto European (1.4%), along with the effect of foreign exchange rates (1.7%). Advertising and marketing expenditures, as a percentage of net sales, decreased to 18.4% in 2008 from 18.5% in the same period of in fiscal year 2007.

Selling and administrative expenses increased $16.0 million or 6.9% for the first nine months of fiscal year 2008 compared to 2007 primarily due to higher stock option and other incentive compensation costs, higher expenditures related to the implementation of a new worldwide ERP system, costs associated with the start-up of the company’s Jonesboro, Arkansas manufacturing facility and the effect of foreign exchange rates. These increases were partially offset by the reversal of a $3.9 million contingent liability that was favorably settled in 2008. Selling and administrative expenses, as a percentage of net sales, decreased to 23.4% in the first nine months of fiscal year 2008 from 24.2% in the comparative period last year.

The company recorded net interest income of $6.5 million for the first nine months of fiscal year 2008 and $2.0 million for the same period of the prior year. Interest expense was $5.2 million for the first nine months of fiscal year 2008 and $6.4 million for the first nine months of fiscal year 2007. Interest income was $11.7 million for the first nine months of fiscal year 2008 compared to $8.4 million for the comparable period in the prior year. The decrease in interest expense is primarily due to the repayment of the company’s $120 million of debentures in June 2008 and higher interest capitalization in 2008. The increase in interest income was primarily due to higher interest rates and higher cash and investment balances in the current year.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

The provision for income taxes as a percentage of earnings from continuing operations before income taxes was 31.5% for the first nine months of fiscal years 2008 and 2007. The effective tax rate in 2008 reflects a reduction in tax contingency reserves for certain foreign entities due to the expiration of the statute of limitations and a benefit from changes in certain estimates related to the 2007 tax provision. These tax benefits were partially offset by other discrete tax items recognized in the period. The effective tax rate in 2007 reflects a benefit from changes in certain estimates related to the 2006 tax provision. For both fiscal year periods, the effective tax rates were also affected by the varying tax rates in the jurisdictions in which the company’s restructuring charges were recorded.

FINANCIAL CONDITION

June 30, 2008 versus September 30, 2007

Working capital at June 30, 2008 was $318.4 million, a decrease of $54.6 million from working capital of $373.0 million at September 30, 2007, excluding current assets and liabilities of discontinued operations. The decrease in working capital was primarily due to cash outlays for the repayment of the $120 million of debentures in June 2008, the purchase of shares of the company’s common stock during the third quarter, capital expenditures and cash dividends. These working capital decreases were partially offset by the working capital generated from operations and cash received from exercises of employee stock options. The June 30, 2008 ratio of current assets to current liabilities of 2.18 to 1.00 increased from last year end’s ratio of 1.98 to 1.00. Working capital as of June 30, 2008 was also reduced by the reclassification of the company’s investments in ARS from short-term to long-term, as discussed in the “Overview – Auction Rate Securities” section of MD&A.

Cash, cash equivalents and investments, including short-term and long-term, decreased $106.8 million to $221.9 million during the first nine months of fiscal year 2008 primarily due to the repayment of the $120 million of debentures in June 2008, the purchase of shares of the company’s common stock during the third quarter ($98.5 million), capital expenditures ($47.1 million) and cash dividends ($18.5 million). These cash outflows were partially offset by cash flows provided by operating activities ($118.6 million) and cash received from exercises of employee stock options ($44.5 million). During the second quarter of fiscal year 2008, the company liquidated at par value approximately 70% of its ARS investments and transferred the cash to institutional money market funds and other cash equivalents. In the third quarter of fiscal year 2008, one additional ARS investment was settled at its par value of $7.5 million. As a result, despite the net cash outflows discussed above, cash and cash equivalents increased to $155.1 million from $73.1 million last fiscal year end. Total investments, including short-term and long-term, were $66.7 million at June 30, 2008 compared to $255.6 million at September 30, 2007. As further discussed in the “Overview – Auction Rate Securities” section of MD&A, during the first nine months of fiscal year 2008 the company recorded a $3.1 million unrealized loss on its remaining ARS investments and classified them as long-term on its consolidated balance sheet.

Other current assets increased $9.3 million to $42.1 million during the first nine months of fiscal year 2008 primarily due to increases in deferred tax assets, prepaid insurance and prepaid advertising and marketing.

Net property, plant and equipment increased $14.9 million during the first nine months of fiscal year 2008 to $213.3 million at June 30, 2008. The increase resulted primarily from expenditures for the new Jonesboro, Arkansas manufacturing facility and the implementation of a new worldwide ERP system, partially offset by depreciation during the nine-month period, the sales of the manufacturing facilities in Toronto, Canada and Dallas, Texas and the impairments of manufacturing facilities and equipment as part of the company’s restructuring plans.

Goodwill increased $6.7 million to $159.5 million at June 30, 2008 due to additional purchase price recorded related to the Nexxus acquisition and the effect of foreign exchange rates.

Other assets decreased $5.3 million to $68.3 million at June 30, 2008 primarily due to a decrease in deferred tax assets.

The current portion of long-term debt decreased $119.9 million during the first nine months of fiscal year 2008. The company previously had $120 million of 6.375% debentures with a June 15, 2028 due date. The debentures were subject to repayment, in whole or in part, on June 15, 2008 at the option of the holders. All of the holders exercised their right to sell the debentures back to the company at par. Accordingly, the company repaid the entire outstanding balance in June 2008.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

Current and long-term income taxes, which include both income taxes payable amounts and deferred income taxes, increased $17.3 million to $33.4 million at June 30, 2008, primarily due to the company’s earnings in the first nine months of fiscal year 2008 and the timing of tax payments. In addition, the company’s current income taxes payable balance at June 30, 2008 includes a net $7.4 million obligation related to tax matters in connection with the sale of Cederroth.

Additional paid-in capital increased $44.8 million to $425.2 million at June 30, 2008 primarily as a result of paid-in capital recorded for stock option expense and restricted shares and the issuance of common stock related to the exercise of stock options and other employee incentive plans, partially offset by the company’s purchase of common stock for constructive retirement during the third quarter of fiscal year 2008.

Retained earnings decreased from $585.1 million at September 30, 2007 to $568.7 million at June 30, 2008 due to the company’s purchase of common stock for constructive retirement during the third quarter of fiscal year 2008 and the payment of $18.5 million of regular quarterly cash dividends, partially offset by net earnings for the first nine months of fiscal year 2008.

Accumulated other comprehensive income was $23.4 million at June 30, 2008 compared to $6.9 million at September 30, 2007. This change was primarily a result of the strengthening of certain foreign currencies versus the U.S. dollar, particularly the Swedish krona, partially offset by the $3.1 million unrealized loss on ARS investments recorded during the second and third quarters of fiscal year 2008.

LIQUIDITY AND CAPITAL RESOURCES

Cash Provided by Operating Activities – Net cash provided by operating activities was $118.6 million and $49.2 million for the first nine months of fiscal years 2008 and 2007, respectively. Cash flows from operating activities increased in 2008 due to significantly higher cash flows resulting from increased earnings, as well as a significant improvement in cash generated from overall working capital. In addition, operating cash flows in the first nine months of fiscal year 2007 were negatively impacted by deferred taxes.

Cash Provided (Used) by Investing Activities – Net cash provided by investing activities for the first nine months of fiscal year 2008 was $149.5 million compared to net cash used by investing activities of $147.3 million for the first nine months of fiscal year 2007. In the first nine months of fiscal year 2008, the company generated cash of $185.8 million from net sales of investments as the company liquidated a significant portion of its ARS investments and transferred the cash to institutional money market funds and other cash equivalents. In the first nine months of fiscal year 2007, the company had net purchases of investments of $150.4 million. Capital expenditures were $47.1 million in the first nine months of fiscal year 2008 compared to $24.7 million in the same period of the prior year. Proceeds from disposals of assets in the first nine months of fiscal year 2008 includes $10.6 million related to the sales of the company’s manufacturing facilities in Toronto, Canada and Dallas, Texas. In the first nine months of fiscal year 2007, proceeds from disposal of assets includes $27.4 million related to the sales of the corporate airplane and the company’s 1/8th interest in a fractional-ownership NetJets airplane.

Cash Provided (Used) by Financing Activities – Net cash used by financing activities for the first nine months of fiscal year 2008 was $188.6 million compared to net cash provided by financing activities of $61.6 million for the first nine months of fiscal year 2007. The company repaid its $120 million of debentures in June 2008 because all the holders exercised their one-time put option. In addition, the company purchased shares of its common stock for an aggregate purchase price of $98.5 million during the third quarter of fiscal year 2008. The company paid cash dividends of $18.5 million and $10.7 million in the first nine months of fiscal years 2008 and 2007, respectively. Proceeds from the exercise of employee stock options were $44.5 million in fiscal year 2008, compared to $68.3 million in the same period of the prior year. Net cash provided (used) by financing activities was also affected by the excess tax benefit from stock option exercises and changes in the book cash overdraft balance in each period.

Cash dividends paid on common stock were $.185 and $.11 per share in the first nine months of fiscal years 2008 and 2007, respectively. In connection with the Separation, during the first quarter of fiscal year 2007 the company’s shareholders received a $25.00 per share special cash dividend for each share of common stock owned as of November 16, 2006. This special cash dividend in 2007 is included in net cash used by financing activities of discontinued operations.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

At June 30, 2008, the company has ARS investments with a total par value of $69.8 million. All of these investments represent interests in pools of student loans and have AAA/Aaa credit ratings. In addition, all of these securities carry an indirect guarantee by the U.S. federal government of at least 97% of the par value through the Federal Family Education Loan Program (FFELP). However, during the second and third quarters of fiscal year 2008, each of the company’s remaining ARS investments has experienced multiple failed auctions. Given the company’s inability to estimate when its ARS will settle, the investments have been classified as long-term consistent with the terms of the underlying securities. During the third quarter of fiscal year 2008, one security was called by the issuer and the company received the full par value of $7.5 million. The company anticipates that its cash and cash equivalent balance of $155.1 million as of June 30, 2008, along with cash flows from operations and available credit, will be sufficient to fund operating requirements in future years. In addition, in connection with the closing of the Cederroth transaction, the company received approximately $25 million in cash in July 2008 related to the settlement of intercompany loans and other conditions of the closing and the $243.8 million initial purchase price on July 31, 2008. During the remainder of fiscal year 2008, the company expects that cash will continue to be used for capital expenditures, new product development, market expansion, dividend payments, payments related to the restructuring plans and, if applicable, acquisitions. The company may also continue to purchase shares of its common stock depending on market conditions and subject to certain restrictions related to the New Alberto-Culver share distribution in connection with the Separation.

On November 12, 2006, the board of directors authorized the company to purchase up to 5 million shares of common stock. During the third quarter of fiscal year 2008, the company purchased 3,761,961 shares in the open market under this authorization for an aggregate purchase price of $98.5 million. On July 24, 2008, the Board of Directors authorized the company to purchase an additional 5 million shares of common stock.

The company has obtained long-term financing as needed to fund acquisitions and other growth opportunities. Funds also may be obtained prior to their actual need in order to take advantage of opportunities in the debt markets. The company has a $300 million revolving credit facility which expires November 13, 2011. There were no borrowings outstanding on the revolving credit facility at June 30, 2008 or September 30, 2007. The facility may be drawn in U.S. dollars or certain foreign currencies. Under debt covenants, the company has sufficient flexibility to incur additional borrowings as needed. The current facility includes a covenant that limits the company’s ability to purchase its common stock or pay dividends if the cumulative stock repurchases plus cash dividends exceeds $250 million plus 50% of “consolidated net income” (as defined in the credit agreement) commencing January 1, 2007.

The company previously had $120 million of 6.375% debentures with a June 15, 2028 due date. The debentures were subject to repayment, in whole or in part, on June 15, 2008 at the options of the holders. All of the holders exercised their right to sell the debentures back to the company at par. Accordingly, the company repaid the entire outstanding balance in June 2008.

The company is in compliance with the covenants and other requirements of its revolving credit agreement. Additionally, the revolving credit agreement does not include credit rating triggers or subjective clauses that would accelerate maturity dates.

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

Sales Incentives – Sales incentives primarily include consumer coupons and trade promotion activities such as advertising allowances, off-shelf displays, customer specific coupons, new item distribution allowances and temporary price reductions. The company records accruals for sales incentives based on estimates of the ultimate cost of each program. The company tracks its commitments for sales incentive programs and, using historical experience, records an accrual at the end of each period for the estimated incurred, but unpaid costs of these programs. Actual costs differing from estimated costs could significantly affect these estimates and the related accruals. For example, if the company’s estimate of incurred, but unpaid costs was to change by 10%, the impact to the sales incentive accrual related to continuing operations as of June 30, 2008 would be approximately $3.5 million.

Allowance for Doubtful Accounts – The allowance for doubtful accounts requires management to estimate future collections of trade accounts receivable. Management records allowances for doubtful accounts based on historical collection statistics and current customer credit information. These estimates could be significantly affected as a result of actual collections differing from historical statistics or changes in a customer’s credit status. As of June 30, 2008, the company’s allowance for doubtful accounts related to continuing operations was $3.2 million.

Valuation of Inventories – When necessary, the company provides allowances to adjust the carrying value of inventories to the lower of cost or market, including costs to sell or dispose. Estimates of the future demand for the company’s products, anticipated product re-launches, changes in formulas and packaging and reductions in stock-keeping units are among the factors used by management in assessing the net realizable value of inventories. Actual results differing from these estimates could significantly affect the company’s inventories and cost of products sold. As of June 30, 2008, the company’s inventory allowance related to continuing operations was $9.8 million.

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

At October 1, 2007, the company’s total liability for unrecognized tax benefits, after the adoption of FIN No. 48, was $6.5 million, of which $4.8 million represented tax benefits that, if recognized, would favorably impact the effective tax rate. The company’s liability for unrecognized tax benefits increased to $9.4 million at June 30, 2008.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

The company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of the income tax provision in the consolidated statements of earnings. At October 1, 2007, the company’s total liability for unrecognized tax benefits included accrued interest and penalties of $1.4 million.

The company files a consolidated U.S. federal income tax return, as well as income tax returns in various states and foreign jurisdictions. With some exceptions, the company is no longer subject to examinations by tax authorities in the U.S. for years prior to fiscal 2004 and in its major international markets for years prior to fiscal 2001.

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

Stock-Based Compensation – In accordance with SFAS No. 123 (R), “Share-Based Payment,” the company recognizes compensation expense for stock options on a straight-line basis over the vesting period or to the date a participant becomes eligible for retirement, if earlier. The company recorded stock option expense in the first nine months of fiscal year 2008 of $3.8 million related to continuing operations. As of June 30, 2008, the company had $9.0 million of unrecognized compensation cost related to stock options that will be recorded over a weighted average period of 2.8 years. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Nine Months Ended June 30, 2008
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

The weighted average grant date fair value of stock options granted to continuing operations employees during the first nine months of fiscal year 2008 was $5.62. A one year increase in the expected life assumption would result in a higher weighted average fair value by approximately 13% for the first nine months of fiscal year 2008. A 1% increase in the expected volatility assumption would result in a higher weighted average fair value by approximately 3% for the first nine months of fiscal year 2008.

In addition, the company records stock option expense based on an estimate of the total number of stock options expected to vest, which requires the company to estimate future forfeitures. The company uses historical forfeiture experience as a basis for this estimate. Actual forfeitures differing from these estimates could significantly affect the timing of the recognition of stock option expense. During the first nine months of fiscal year 2008, the company has not recorded significant adjustments to stock option expense as a result of adjustments to estimated forfeiture rates.

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

The company’s annual goodwill impairment analysis completed in the second quarter of fiscal year 2008 resulted in no impairment. As of June 30, 2008, the company’s total goodwill balance related to continuing operations was $159.5 million.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURE

A reconciliation of “organic sales growth” to its most directly comparable financial measure under GAAP for the three and nine months ended June 30, 2008 and 2007 is as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2008	2007	2008	2007
Net sales growth, as reported	12.3%	10.4%	10.6%	9.3%
Effect of foreign exchange rates	(1.0)	(2.1)	(1.9)	(1.6)

Organic sales growth *	11.3%	8.3%	8.7%	7.7%

*	Organic sales growth includes the effect of net sales to Sally Holdings after the November 16, 2006 closing of the Separation. All transactions with Sally Holdings prior to November 16, 2006, including a portion of the first quarter of fiscal year 2007 and all of fiscal year 2006, were considered intercompany and the elimination of these intercompany sales is classified as part of continuing operations.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

FORWARD - LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein, if any, may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on management’s current expectations and assessments of risks and uncertainties and reflect various assumptions concerning anticipated results, which may or may not prove to be correct. Some of the factors that could cause actual results to differ materially from estimates or projections contained in such forward-looking statements include: the pattern of brand sales; competition within the relevant product markets; loss of one or more key customers; loss of one or more key employees; inability of efficiency initiatives to improve the company’s margins, such as the decision to close the manufacturing facility and relocate the commercial office in Puerto Rico; increases in costs of raw materials and inflation rates; risks inherent in expanding in existing geographic locations and entering new geographic locations; risks inherent in acquisitions, divestitures and strategic alliances; adverse changes in currency exchange rates; events that negatively affect the intended tax free nature of the distribution of shares of Alberto-Culver Company in connection with the Separation; the effects of a prolonged United States or global economic downturn or recession; changes in costs; the costs and effects of unanticipated legal or administrative proceedings; the risk that the expected cost savings related to the reorganizations and restructurings may not be realized; health epidemics; adverse weather conditions; loss of distributorship rights; sales by unauthorized distributors in the company’s exclusive markets; and variations in political, economic or other factors such as interest rates, tax changes, legal and regulatory changes or other external factors over which the company has no control. Alberto-Culver Company has no obligation to update any forward-looking statement in this Quarterly Report on Form 10-Q or any incorporated document.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the company’s market risk during the nine months ended June 30, 2008. In May 2008, in connection with entering into an agreement to sell its Cederroth business, the company entered into a deal contingent forward contract to sell the Euros it expected to receive in exchange for U.S. dollars. At June 30, 2008, the company recognized a $5.0 million unrealized loss in discontinued operations to adjust the outstanding forward contract to fair value. The forward contract was settled on July 31, 2008 as part of the closing of the Cederroth transaction.

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

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

PART II

ITEM 1. LEGAL PROCEEDINGS

On June 11, 2008, the company entered into a deferred prosecution agreement with the United States Attorney’s Office for the Central District of California. Under this agreement, the company acknowledged and accepted responsibility for the transportation from its manufacturing facility in Chatsworth, California (Facility) of numerous hazardous material containers containing excess amounts of residue without the appropriate shipping papers required by the federal hazardous material transportation regulations. These actions occurred in 2003. As part of the deferred prosecution agreement, the company paid a penalty of $100,000; agreed to ensure proper management, transportation, and disposal of containers with hazardous materials residues at the Facility; and agreed to two separate inspections of the Facility, the first of which the company passed. The deferred prosecution agreement expires on December 11, 2008.

On May 29, 2008, the company entered into a settlement with the State of California Department of Toxic Substances Control in connection with the matters described above. Under the settlement, the company paid $20,000 and agreed to send a representative to a compliance class on environmental matters.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 12, 2006, the board of directors authorized the company to purchase up to 5 million shares of common stock. During the third quarter of fiscal year 2008, the company purchased 3,761,961 shares in the open market under this authorization for an aggregate purchase price of $98.5 million. On July 24, 2008, the Board of Directors authorized the company to purchase an additional 5 million shares of common stock.

During the three months ended June 30, 2008, the company acquired 1,011 shares of common stock that were surrendered by employees in connection with the exercise of stock options.

The following table summarizes information with respect to the above referenced purchases made by or on behalf of the company of shares of its common stock during the three months ended June 30, 2008:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2008	—	—	—	5,000,000
May 1 – 31, 2008	2,712,774	$25.86	2,712,774	2,287,226
June 1 – 30, 2008	1,050,198	$26.97	1,049,187	1,238,039

Total	3,762,972		3,761,961

After the July 24, 2008 increase to the authorization, the company has 6,238,039 shares that may yet be purchased under the authorizations.

All common stock purchased in the open market during fiscal year 2008 and all shares acquired in connection with the exercise of stock options are being accounted for using the constructive retirement method, as the company has no intent to reissue the shares.

ALBERTO-CULVER COMPANY AND SUBSIDIARIES

ITEM 6. EXHIBITS

2(a)	Copy of Share Sale and Purchase Agreement, dated as of May 18, 2008, between Alberto Culver Aktiebolag and Cederroth Intressenter AB (filed as Exhibit 2 and incorporated herein by reference to the company’s Form 8-K Current Report filed on August 6, 2008).

31(a)	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

31(b)	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

August 8, 2008