Form 10-K
period 2008-09-30
Alberto-Culver CO
filed 2008-11-25
CIK 1368457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED:

SEPTEMBER 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates (assuming for this purpose only that all directors and executive officers are affiliates) on March 31, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was $2.35 billion.

At October 31, 2008, there were 97,965,528 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s proxy statement for its annual meeting of stockholders on January 22, 2009, to be filed with the SEC in December 2008, are incorporated by reference into Part III of this report as specifically described herein.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated by reference herein include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on management’s current expectations and assessments of risks and uncertainties and reflect various assumptions concerning anticipated results, which may or may not prove to be correct. Some of the factors that could cause actual results to differ materially from estimates or projections contained in such forward-looking statements include: the pattern of brand sales; competition within the relevant product markets; loss of one or more key customers; loss of one or more key suppliers or unavailability of raw materials; loss of one or more key employees; inability of efficiency initiatives to improve the company’s margins; risks inherent in expanding in existing geographic locations and entering new geographic locations; risks inherent in acquisitions, divestitures and strategic alliances; adverse changes in currency exchange rates; the effects of a prolonged United States or global economic downturn or recession; increases in costs of raw materials and inflation rates; events that negatively affect the intended tax free nature of the distribution of shares of Alberto Culver Company in connection with the separation of the consumer products business from the beauty supply distribution business on November 16, 2006; changes in costs; the costs and effects of unanticipated legal or administrative proceedings; the risk that the expected cost savings related to the reorganizations and restructurings may not be realized; health epidemics; adverse weather conditions; loss of distributorship rights; sales by unauthorized distributors in the company’s exclusive markets; and variations in political, economic or other factors such as interest rates, availability of credit, tax changes, legal and regulatory changes or other external factors over which the company has no control. Alberto Culver Company has no obligation to update any forward-looking statement in this Annual Report on Form 10-K or any incorporated document.

TRADEMARKS

The following trademarks owned by Alberto Culver Company or its subsidiaries appear in this report: Alberto Balsam, Alberto European, Alberto Get Set, Alberto VO5, Andrew Collinge, Antiall, Comb-Thru, Consort, Farmaco, FDS, Folicure, Just For Me, Kleen Guard, Molly McButter, Motions, Mrs. Dash, Nexxus, Noxzema, Soft & Beautiful, Static Guard, St. Ives, Sugar Twin, TCB, TRESemmé, Veritas, and VO5.

PART I

ITEM 1.	BUSINESS

Description of Business

Alberto Culver Company (the company or New Alberto Culver) develops, manufactures, distributes and markets beauty care products as well as food and household products in the United States and more than 100 other countries. The company is organized into two reportable business segments—United States and International. The company’s consolidated net sales were $1.44 billion, $1.32 billion and $1.19 billion for the years ended September 30, 2008, 2007 and 2006, respectively. Beauty care products accounted for approximately 94% of the company’s consolidated net sales for the years ended September 30, 2008 and 2007 and 93% for the year ended September 30, 2006. Food and household products accounted for approximately 6% of the company’s consolidated net sales for the years ended September 30, 2008 and 2007 and 7% for the year ended September 30, 2006. See note 9 to the consolidated financial statements for more information regarding the company’s segments.

The company’s beauty care products marketed in the United States include the Alberto VO5, TRESemmé, Nexxus and Consort lines of hair care products, the St. Ives line of skin care products, FDS feminine deodorant sprays and the Motions, Soft & Beautiful, Just For Me, Comb-Thru and TCB lines of multicultural hair care products. Food and household products sold in the United States include Mrs. Dash salt-free seasoning blends, Static Guard anti-static spray, Molly McButter butter flavored sprinkles, SugarTwin sugar substitute and Kleen Guard furniture polish.

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

The company also performs custom label manufacturing of other companies’ beauty care products in the United States.

On October 1, 2008, the company acquired the Noxzema skin care business in the United States, Canada and portions of Latin America, as well as the worldwide rights and trademarks to the Noxzema brand.

For the year ended September 30, 2008, approximately 40% of the company’s net sales were from international operations. As of September 30, 2008, approximately 45% of the company’s identifiable assets were located in international locations.

Product Development and Marketing

Most of the company’s consumer products are developed in its laboratories. The company has established global structures for operations, marketing, research and development and innovation, which are designed to enable it to implement cost-savings initiatives more quickly on a broad scale and to shorten the time that it takes to develop an idea into a market-ready product. New products introduced by the company are assigned brand managers, who guide the products from development to the consumer. The brand managers are responsible for the overall marketing plans for the products and coordinate advertising and marketing activities.

The company allocates a large portion of its revenues to the advertising and marketing of consumer beauty care products. Advertising and marketing costs were $265.0 million, $247.8 million and $226.2 million in fiscal years 2008, 2007 and 2006, respectively. Net earnings are materially affected by these expenditures, which are charged against income in the period incurred. The company utilizes a breadth of advertising mediums to reach the brands’ consumer targets. The company’s advertising messages are communicated through network, spot and cable television. In addition, the company advertises in magazines, direct mail, newspapers and digital media, as well as through in-store activities by retailers. Extensive advertising and marketing are required to build and protect a branded consumer product’s market position. The company believes there is significant consumer awareness of its major brands and that such awareness is an important factor in its operating results.

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

Distribution

The company’s sales force and independent brokers sell its retail beauty care products and food and household products by calling on retail outlets such as mass merchandisers, supermarkets, drug stores, dollar stores, wholesalers and variety stores. The company’s sales representatives and brokers sell its multicultural professional hair care products in the United States to mass merchandisers, drug stores and supermarkets and to beauty supply outlets and beauty distributors, who in turn sell to beauty salons, barber shops and beauty schools.

The company’s consumer products are sold to various retail outlets internationally in more than 100 countries, primarily through its subsidiaries, independent distributors and licensees. The company’s foreign operations are subject to risks inherent in transactions involving foreign currencies and political uncertainties.

Employees

In its domestic and foreign operations, the company had approximately 2,700 employees as of September 30, 2008, consisting of about 1,100 hourly personnel and 1,600 salaried employees. Certain subsidiaries of the company have union contracts covering production, warehouse, shipping and maintenance personnel. The company considers relations with its employees to be satisfactory.

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

Discontinued Operations

Cederroth International

Prior to July 31, 2008, the company also owned and operated the Cederroth International (Cederroth) business which manufactured, marketed and distributed beauty and health care products throughout Scandinavia and in other parts of Europe. On May 18, 2008, the company entered into an agreement to sell its Cederroth business to CapMan, a Nordic based private equity firm. Pursuant to the transaction agreement, on July 31, 2008 Cederroth Intressenter AB, a company owned by two funds controlled by CapMan, purchased all of the issued and outstanding shares of Cederroth International AB in exchange for 159.5 million Euros, from Alberto Culver AB, a wholly-owned Swedish subsidiary of the company. The Euros were immediately converted into $243.8 million. The purchase price is subject to adjustment to the extent actual balances of cash, debt and working capital on the July 31, 2008 closing date differed from estimates assumed in the transaction agreement.

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

On June 19, 2006, the company announced a plan to split Sally Holdings from the consumer products business. Pursuant to an Investment Agreement, on November 16, 2006:

•

The company separated into two publicly-traded companies: New Alberto Culver, which owns and operates the consumer products business, and Sally Beauty Holdings, Inc. (New Sally), which owns and operates Sally Holdings’ beauty supply distribution business;

•

CDRS Acquisition LLC (Investor), a limited liability company organized by Clayton, Dubilier & Rice Fund VII, L.P., invested $575 million in New Sally in exchange for an equity interest representing approximately 47.55% of New Sally common stock on a fully diluted basis, and Sally Holdings incurred approximately $1.85 billion of indebtedness; and

•

The company’s shareholders received, for each share of common stock then owned, (i) one share of common stock of New Alberto Culver, (ii) one share of common stock of New Sally and (iii) a $25.00 per share special cash dividend.

To accomplish the results described above, the parties engaged in a number of transactions including:

•	A holding company merger, after which the company was a direct, wholly-owned subsidiary of New Sally and each share of the company’s common stock converted into one share of New Sally common stock.

•

New Sally, using a substantial portion of the proceeds of the investment by Investor and the debt incurrence, paid a $25.00 per share special cash dividend to New Sally shareholders (formerly the company’s shareholders) other than Investor. New Sally then contributed the company to New Alberto Culver and proceeded to spin off New Alberto Culver by distributing one share of New Alberto Culver common stock for each share of New Sally common stock.

Notwithstanding the legal form of the November 16, 2006 transactions, because of the substance of the transactions, New Alberto Culver was considered the divesting entity and treated as the “accounting successor” to the company, and New Sally was considered the “accounting spinnee” for financial reporting purposes in accordance with Emerging Issues Task Force Issue No. 02-11, “Accounting for Reverse Spinoffs.”

The separation of the company into New Alberto Culver and New Sally involving Clayton, Dubilier & Rice (CD&R) is hereafter referred to as the “Separation.” For purposes of describing the events related to the Separation, as well as other events, transactions and financial results of Alberto Culver Company and its subsidiaries related to periods prior to November 16, 2006, the term “the company” refers to New Alberto Culver’s accounting predecessor, or Old Alberto Culver.

ITEM 1A.	RISK FACTORS

The failure of the company to effectively anticipate and respond to market trends and changes in consumer preferences could have a material adverse effect on its business, financial condition and results of operations.

The company’s continued success depends in large part on its ability to anticipate, gauge and react in a timely and effective manner to changes in consumer spending patterns and preferences for beauty and other consumer products. The company must continually work to develop, produce and market new products, maintain and enhance the recognition of its brands, achieve a favorable mix of products, and refine its approach as to how and where it markets and sells its products. While the company devotes considerable effort and resources to shape, analyze and respond to consumer preferences, consumer spending patterns and preferences are difficult to predict and can change rapidly. If the company is unable to anticipate and respond to trends in the market for beauty and other consumer products and changing consumer demands, its business, financial condition and results of operations could materially suffer.

Furthermore, material shifts or decreases in market demand for the company’s products, including changes in consumer spending patterns and preferences, could result in the company carrying inventories that are too high or cannot be sold at anticipated prices or increased product returns by its customers. Excess inventory levels or increased product returns by its customers could have a material adverse effect on the company’s business, financial condition and results of operations.

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

A limited number of customers account for a large percentage of the company’s net sales. The company’s largest customer, Wal-Mart Stores, Inc. and its affiliated companies, accounted for approximately 24% of its net sales during fiscal years 2008 and 2007 and 23% during fiscal year 2006. During fiscal years 2008, 2007 and 2006, the company’s five largest customers accounted for approximately 35%, 36% and 35% of its net sales, respectively. The company expects that a significant portion of its net sales will continue to be derived from a small number of customers and that these percentages may increase if the growth of mass merchandisers continues. As a result, changes in the strategies of the company’s largest customers, including a reduction in the number of brands they carry or a shift of shelf space to private label products, could materially harm the company’s net sales and profitability.

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

The company’s international sales are generally denominated in foreign currencies, and this revenue could be materially affected by currency fluctuations. Approximately 40% of its net sales were from international operations in fiscal year 2008. Its primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the British pound sterling, Canadian dollar, Euro, Australian dollar, Mexican peso, Argentine peso, Chilean peso and Swedish krona. Changes in currency exchange rates may also affect the relative prices at which the company and its foreign competitors sell products in the same market and the relative prices at which the company purchases materials and services in foreign markets. Although the company occasionally hedges some exposures to changes in foreign currency exchange rates arising in the ordinary course of business, it cannot ensure that foreign currency fluctuations will not have a material adverse effect on its business, financial condition and results of operations.

The company’s business could be adversely affected by a prolonged downturn or recession in the United States and/or the other countries in which it conducts business.

A prolonged economic downturn or recession in the United States, United Kingdom, Canada, Mexico or any of the other countries in which Alberto Culver does significant business could materially and adversely affect the company’s business, financial condition and results of operations. In particular, such a downturn or recession could adversely impact (i) the level of spending by our ultimate consumers, (ii) the ability to collect accounts receivable on a timely basis from certain customers, (iii) the ability of certain suppliers to fill our orders for raw materials, packaging or co-packed finished goods on a timely basis, and (iv) the mix of our product sales.

The failure of the company to improve its margins through efficiency initiatives, as well as price increases for or availability of raw materials and/or packaging, could materially affect the company’s business, financial condition and results of operations.

The company has taken a number of measures to increase the efficiency of the business as well as improve the company’s profit margins. For example, the company has closed three manufacturing facilities and opened a major manufacturing facility in Jonesboro, Arkansas in the last nine months. The company is also planning to implement a major new information system in certain key locations, including the United States and the United Kingdom. The failure of the Jonesboro facility to provide the anticipated operating efficiencies, including delays in becoming fully operational, could have a material adverse effect on the company’s business, financial condition and results of operations. In addition, the inability to successfully integrate the new information system in a timely manner, or the inability of the new system to work as anticipated, could have a material adverse effect on the company’s business, financial condition and results of operations.

As noted above, the company manufactures and packages a majority of its products. The principal raw materials and packaging used by the company include essential oils, chemicals, containers and packaging components. The cost of many of the company’s raw materials and packaging components are somewhat correlated to the price of crude oil and, as a result, can fluctuate as the price of crude oil fluctuates. Increases in the costs of these or other raw materials and packaging used in the company’s business may materially and adversely affect the company’s profit margins if it is unable to pass along any higher costs in the form of price increases or otherwise achieve cost efficiencies in manufacturing and distribution. The company purchases raw materials and packaging for its products from various suppliers. The loss of one or more suppliers, a significant disruption or interruption in the supply chain, or demand exceeding supply for certain raw materials could have a material adverse effect on the manufacturing and packaging of the company’s products.

The failure of the company to expand in existing geographic locations or enter new geographic locations could have a material adverse effect on the growth of the company’s business, sales and results of operations.

The company’s ability to continue to grow its sales and profits is dependent on expanding in the locations in which it already does business and entering into new geographic locations. The failure to successfully enter into or expand its business in such locations could materially affect the growth of the company’s business, sales and results of operations.

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

The market for the company’s products depends to a significant extent upon the value associated with its trademarks and brand names, including “TRESemmé,” “Alberto VO5,” “St. Ives,” “Nexxus” and “Noxzema.” The company owns the trademarks and brand name rights used in connection with marketing and distribution of its major products both in the United States and in other countries. Although most of the company’s material intellectual property is registered in the United States and in certain foreign countries in which it operates, it may not be successful in asserting trademark or brand name protection. In addition, the laws of certain foreign countries may not protect the company’s intellectual property rights to the same extent as the laws of the United States. The costs required to protect the company’s trademarks and brand names is expected to continue to be substantial. The loss or dilution of any of its significant trademarks in any jurisdiction where the company conducts a material portion of its business could have a material adverse effect on the company’s business, financial condition and results of operations.

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

Approximately 40% of the company’s net sales were from international operations in fiscal year 2008. The company’s ability to capitalize on growth in new international markets and to grow or maintain the current level of operations in its existing international markets is subject to risks associated with international operations. These include:

•	unexpected changes in regulatory requirements; and

•	new tariffs or other barriers to some international markets.

The company is also subject to political and economic risks in connection with its international operations, including:

•	political instability;

•	changes in diplomatic and trade relationships; and

•	economic fluctuations, including recessions, in specific markets.

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

The loss of one or more of our key employees could have a material adverse effect on the company’s business, financial condition and results of operations.

The company’s continued success depends on our ability to retain our key employees, which include our executive officers and other members of the senior management team. Our success also depends, in part, on our continuing ability to identify, hire, train and retain other highly qualified personnel. Competition for these employees can be intense. The unexpected loss of one or more key employees of the company for any reason or our failure to attract, assimilate or retain qualified personnel in the future could have a material adverse effect on our business, financial condition and results of operations.

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

Changes to the legal and regulatory requirements could materially and adversely affect our financial condition and results of operations.

The manufacture, distribution, sale, packaging, and labeling of consumer products are subject to extensive regulation in the United States and abroad. Our ability to comply with changes to these regulations without significant cost or liability is critical to our ongoing success. Our inability to efficiently comply with new regulations could adversely and materially impact our financial condition and results of operations.

The company is a holding company with no operations of its own and depends on its subsidiaries for cash.

The company is a holding company and, following the Separation, does not have any assets or operations other than ownership of its subsidiaries. The company’s operations are conducted through its subsidiaries and its ability to generate cash to pay dividends is highly dependent on the earnings of, and receipt of funds from, its subsidiaries through dividends or intercompany loans. However, none of the company’s subsidiaries is obligated to make funds available to the company for payment of dividends.

If the distribution of New Alberto Culver shares as part of the Separation does not constitute a tax-free distribution under Section 355 of the Internal Revenue Code, then New Alberto Culver or New Sally (pursuant to a tax allocation agreement entered into in connection with the Separation) and Alberto Culver stockholders may be responsible for payment of significant U.S. federal income taxes.

The completion of the New Alberto Culver share distribution was conditioned upon the receipt of (i) a private letter ruling from the Internal Revenue Service and (ii) an opinion of Sidley Austin LLP, counsel to Alberto Culver, in each case, to the effect that the contribution of the company to New Alberto Culver and the New Alberto Culver share distribution will qualify as a reorganization under Section 368(a)(1)(D) of the Internal Revenue Code and a distribution eligible for nonrecognition under Sections 355(a) and 361(c) of the Internal Revenue Code. The private letter ruling and the opinion of counsel was based, in part, on assumptions and representations as to factual matters made by, among others, Alberto Culver, New Sally and representatives of the Lavin family stockholders (Ms. Carol L. Bernick, Chairman of the company’s Board of Directors, Mr. Leonard H. Lavin, a director of the company, and a partnership and trusts established for the benefit of specified members of the Lavin family), as requested by the Internal Revenue Service or counsel, which, if incorrect, could jeopardize the conclusions reached by the Internal Revenue Service and counsel. The private letter ruling also did not address certain material legal issues that could affect its conclusions, and reserved the right of the Internal Revenue Service to raise such issues upon a subsequent audit. Opinions of counsel neither bind the Internal Revenue Service or any court, nor preclude the Internal Revenue Service from adopting a contrary position.

If the New Alberto Culver share distribution were not to qualify as a tax-free distribution under Section 355 of the Internal Revenue Code, New Sally, as the successor to Alberto Culver under the Internal Revenue Code, would recognize a taxable gain equal to the excess of the fair market value of the New Alberto Culver common stock distributed to the New Sally stockholders over New Sally’s tax basis in the New Alberto Culver common stock. In addition, each New Sally stockholder who received New Alberto Culver common stock in the New Alberto Culver share distribution would generally be treated as receiving a taxable distribution to the extent of earnings and profits of New Sally in an amount equal to the fair market value of the New Alberto Culver common stock received.

In the event that New Sally recognizes a taxable gain in connection with the New Alberto Culver share distribution because the New Alberto Culver share distribution does not qualify as a tax-free distribution under Section 355 of the Internal Revenue Code, the taxable gain recognized by New Sally would result in significant U.S. federal income tax liabilities to New Sally. Under the Internal Revenue Code, New Sally would be primarily liable for these taxes and New Alberto Culver would be secondarily liable. Under the terms of a tax allocation agreement between New Sally, Sally Holdings, New Alberto Culver and Alberto Culver, New Alberto Culver will generally be required to indemnify New Sally against any such tax liabilities unless such failure results solely from an act of New Sally or its affiliates (including Investor), subject to specified exceptions, after the New Alberto Culver share distribution.

The distribution of New Alberto Culver shares may be taxable to New Sally and New Alberto Culver if there is an acquisition of 50% or more of New Alberto Culver’s or New Sally’s outstanding common stock.

Even if the New Alberto Culver share distribution otherwise qualifies as a tax-free distribution under Section 355 of the Internal Revenue Code, the distribution of New Alberto Culver common stock to New Sally stockholders in connection with the New Alberto Culver share distribution would result in significant U.S. federal income tax liabilities to New Sally, as the successor to Alberto Culver under the Internal Revenue Code (but not Alberto Culver stockholders), if there is an acquisition of stock of New Alberto Culver or New Sally as part of a plan or series of related transactions that includes the New Alberto Culver share distribution and that results in an acquisition of 50% or more of New Alberto Culver or New Sally outstanding common stock.

For purposes of determining whether the distribution of New Alberto Culver common stock to New Sally stockholders in connection with the New Alberto Culver share distribution is disqualified as tax-free to New Sally under the rules described in the preceding paragraph, any acquisitions of the stock of New Alberto Culver or New Sally within two years before or after the New Alberto Culver share distribution are presumed to be part of a plan, although the parties may be able to rebut that presumption. For purposes of this test, the investment by Investor will be treated as part of such a plan or series of transactions. Under the terms of the investment agreement, Investor acquired approximately 47.55% of New Sally common stock on a fully diluted basis and 48.0% on a basic shares outstanding method (which is the percentage likely to be used for purposes of this test). Thus, a relatively minor additional change in the ownership of the New Sally common stock could trigger a significant tax liability for New Sally under Section 355 of the Internal Revenue Code (for which New Alberto Culver may be required to indemnify New Sally under a tax allocation agreement entered into in connection with the Separation).

The process for determining whether a prohibited change in control has occurred under the rules is complex, inherently factual and subject to interpretation of the facts and circumstances of a particular case. If New Alberto Culver or New Sally does not carefully monitor its compliance with these rules, it might inadvertently cause or permit a prohibited change in the ownership of New Sally or of New Alberto Culver to occur, thereby triggering New Alberto Culver’s or New Sally’s respective obligations to indemnify the other pursuant to a tax allocation agreement, which would have a material adverse effect on New Alberto Culver. New Sally will be primarily liable for these taxes, and there can be no assurance that New Alberto Culver would be able to fulfill its obligations under the tax allocation agreement if New Alberto Culver was determined to be responsible for these taxes thereunder. In addition, these mutual indemnity obligations could discourage or prevent a third party from making a proposal to acquire either party.

In the event that New Sally recognizes a taxable gain in connection with the New Alberto Culver share distribution because of an acquisition of 50% or more of New Alberto Culver or New Sally outstanding common stock as part of a plan or series of related transactions that includes the New Alberto Culver share distribution, the taxable gain recognized by New Sally would result in significant U.S. federal income tax liabilities to New Sally. Under the Internal Revenue Code, New Sally would be primarily liable for these taxes and New Alberto Culver would be secondarily liable pursuant to a tax allocation agreement.

Actions taken by the Lavin family stockholders or by Investor could adversely affect the tax-free nature of the New Alberto Culver share distribution.

Sales and/or acquisitions by the Lavin family stockholders of New Sally common stock or New Alberto Culver common stock after completion of the Separation (or stock of Alberto Culver before the Separation) may adversely affect the tax-free nature of the New Alberto Culver share distribution. First, with certain exceptions, sales by the Lavin family stockholders of New Sally common stock or New Alberto Culver common stock at any time after completion of the New Alberto Culver share distribution might be considered evidence that the New Alberto Culver share distribution was used principally as a device for the distribution of earnings and profits, particularly if the selling stockholder were found to have an intent to effect such sale at the time of the New Alberto Culver share distribution. If the Internal Revenue Service successfully asserted that the New Alberto Culver share distribution was used principally as such a device, the New Alberto Culver share distribution would not qualify as a tax-free distribution, and thus would be taxable to both New Sally and the New Sally stockholders (as a result of which New Alberto Culver would be required to indemnify New Sally to the extent required under the tax allocation agreement entered into in connection with the Separation). Second, with certain exceptions, if any of the Lavin family stockholders were to sell an amount of New Sally common stock that it received in the holding company merger (or to acquire additional shares of New Sally common stock) within the two year period following completion of the New Alberto Culver share distribution, and that amount of stock, if added to the New Sally common stock acquired by Investor (which comprised approximately 48.0% of the New Sally common stock on a basic shares outstanding method), were to equal or exceed 50% of the outstanding common stock of New Sally, as determined under the Internal Revenue Code and applicable Treasury regulations, a deemed acquisition of control of New Sally in connection with the New Alberto Culver share distribution would be presumed. If this presumption were not successfully rebutted, New Sally would be subject to significant U.S. federal income tax liabilities and New Alberto Culver would be required to indemnify New Sally to the extent required under the tax allocation agreement entered into in connection with the Separation, which would have a material adverse effect on New Alberto Culver. Similar principles would apply to sales or acquisitions of Alberto Culver stock by the Lavin family before the Separation.

Similarly, acquisitions by the Investor or its affiliates of New Sally common stock after completion of the Separation may cause a deemed acquisition of control of New Sally in connection with the New Alberto Culver share distribution.

Under U.S. federal bankruptcy laws or comparable provisions of state fraudulent transfer laws, stockholders could be required to return all or a portion of the cash and shares received in the distributions.

If New Sally was insolvent or rendered insolvent as a result of the New Alberto Culver share distribution or the special cash dividend, or if Sally Holdings was insolvent or rendered insolvent either as a result of the incurrence of the indebtedness or the ultimate dividend/transfer of the proceeds of such indebtedness to New Sally, there is a risk that a creditor (or a creditor representative) of New Sally could bring fraudulent transfer claims to recover all or a portion of the special cash dividend and the New Alberto Culver common stock received in the New Alberto Culver share distribution and that the persons receiving such distributions would be required to return all or a portion of such distributions if such claims were successful. New Sally received opinions of a valuation firm with respect to its and its subsidiaries’ solvency at the time it declared the distributions and at the time the distributions were made.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The company’s properties, plants and equipment are maintained in good condition and are suitable and adequate to support the business. The principal properties and their general characteristics are described below:

Location	Type of Facility	Business Segment
Company-Owned Properties:

Melrose Park, Illinois	Corporate Office, Manufacturing, Warehouse	(1)
Basingstoke, Hampshire, England	Office	(2)
Buenos Aires, Argentina	Office, Manufacturing, Warehouse	(2)
Jonesboro, Arkansas (3)	Office, Manufacturing, Warehouse	(1)
Minooka, Illinois	Warehouse	(1)
Naucalpan de Juarez, Mexico	Office, Manufacturing, Warehouse	(2)
Swansea, Wales, England	Office, Manufacturing, Warehouse	(2)

Leased Properties:

Atlanta, Georgia	Warehouse	(1)
Auckland, New Zealand	Office, Warehouse	(2)
Carlisle, Pennsylvania	Warehouse	(1)
Chatsworth, California	Office, Manufacturing, Warehouse	(1)
Ontario, California	Warehouse	(1)
Mississauga, Ontario, Canada	Office	(2)

(1)	United States
(2)	International
(3)	While the title to the property is held by the City of Jonesboro, the company may take title to the property at any time at nominal cost.

ITEM 3.	LEGAL PROCEEDINGS

The company is the subject of various pending or threatened legal actions in the ordinary course of its business. There are no legal proceedings pending as of September 30, 2008 that the company believes could have a material adverse effect on its business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the year ended September 30, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The high and low sales prices of the company’s common stock on the New York Stock Exchange (NYSE) and cash dividends per share in each quarter of fiscal years 2008 and 2007 are as follows:

	Market Price Range				Cash Dividends Per Share
	2008		2007*
	High	Low	High	Low	2008	2007**
Common Stock (NYSE Symbol ACV):
First Quarter	$26.09	23.49	52.59	19.75	$.055	25.000
Second Quarter	$28.42	22.55	23.72	21.47	.065	.055
Third Quarter	$28.25	21.75	26.07	22.60	.065	.055
Fourth Quarter	$29.40	23.66	26.23	20.92	.065	.055

					$.250	25.165

*	Part of the first quarter of fiscal year 2007 presented above was prior to the Separation and therefore the stock price reflected the value of the company prior to the Separation. As a result, the significant variance in the market price range for the first quarter of fiscal year 2007 is a direct result of the Separation. The high market price following the Separation in the first quarter of fiscal year 2007 was $22.25.
**	Includes the $25.00 per share special cash dividend paid in connection with the Separation in the first quarter of fiscal year 2007.

Stockholders of record, which excludes a large number of stockholders with shares held in “street name,” totaled 1,164 as of October 31, 2008.

Cash dividends on common stock in fiscal year 2008 were $24.8 million. In connection with the Separation, the company’s shareholders received a $25.00 per share special cash dividend for each share of common stock owned as of November 16, 2006. In addition to the special cash dividend, cash dividends on common stock were $16.0 million in fiscal year 2007. Cash dividends on common stock in fiscal year 2006 were $45.4 million.

On November 12, 2006, the board of directors authorized the company to purchase up to 5 million shares of common stock. During the third and fourth quarters of fiscal year 2008, the company purchased 4,165,782 shares in the open market under this authorization for an aggregate purchase price of $109.5 million. On July 24, 2008, the board of directors authorized the company to purchase an additional 5 million shares of stock. At September 30, 2008, the company has authorization remaining to purchase a total of 5,834,218 shares of common stock under these authorizations.

The following table summarizes information with respect to purchases made by or on behalf of the company of shares of its common stock during the quarter ended September 30, 2008.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2008	—	—	—	6,238,039
August 1 – August 31, 2008	403,821	$27.25	403,821	5,834,218
September 1 – September 30, 2008	—	—	—	5,834,218

All common stock purchased in the open market during fiscal year 2008 and all shares acquired in connection with the exercise of stock options are being accounted for using the constructive retirement method, as the company has no intent to reissue the shares.

The following graph compares the cumulative total shareholder return on the company’s Common Stock, the Standard & Poor’s MidCap 400 Index, and a selected peer group of companies. Due to the Separation occurring on November 16, 2006, the graph shows total shareholder return beginning on the first trading day for New Alberto Culver after the Separation (November 17, 2006) and going through September 30, 2008. The selected peer group consists of Avon Products, Inc.; Bare Escentuals, Inc.; Chattem, Inc.; Church & Dwight, Inc.; The Clorox Company; Elizabeth Arden, Inc.; Energizer Holdings, Inc.; The Estee Lauder Companies; McCormick & Company, Incorporated; Nu Skin Enterprises; Physician’s Formula Holdings; Prestige Brands Holdings; Revlon, Inc.; and Spectrum Brands, Inc.

For the purpose of calculating the peer group average, the cumulative total shareholder returns of each company have been weighted according to its stock market capitalization at the beginning of the performance period.

Cumulative Returns	11/17/2006	9/30/2007	9/30/2008
Alberto Culver	100.00	116.50	129.23
S&P MidCap 400 Index	100.00	110.94	92.44
Peer Group	100.00	107.53	110.94

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial information for Alberto Culver Company. In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations and cash flows related to the Cederroth business and Sally Holdings’ beauty supply distribution business are reported as discontinued operations for all periods presented. In addition, the assets and liabilities of Cederroth and Sally Holdings have been segregated from the assets and liabilities related to the company’s continuing operations and presented separately on the company’s comparative balance sheets as of September 30, 2007 and prior. Unless otherwise noted, all information in the table below reflects only continuing operations.

	Year ended September 30,
(In thousands, except per share data)	2008		2007		2006	2005		2004
Operating Results:
Net sales	$1,443,456		1,315,449		1,186,000	1,063,794		962,714
Gross profit (5)	757,281		673,277		613,515	538,588		511,679
Earnings (loss) from continuing operations before provision (benefit) for income taxes	170,807	(1)	100,782	(2)	91,006	79,016	(3)	(7,923	)(4)
Provision (benefit) for income taxes	64,768		28,218		25,161	21,985		(9,582)
Earnings from continuing operations	106,039	(1)	72,564	(2)	65,845	57,031	(3)	1,659	(4)
Earnings per share from continuing operations (6):
Basic	1.08		.76		.71	.62		.02
Diluted	1.05	(1)	.74	(2)	.70	.61	(3)	.02	(4)
Weighted Average Shares Outstanding (6):
Basic	98,424		95,896		92,426	91,451		90,026
Diluted	100,644		98,358		93,485	92,838		91,832
Shares Outstanding at Year End (6):
Common Stock	97,863		98,057		93,239	91,991		90,764
Financial Condition:
Total assets, including discontinued operations (7)	$1,464,190		1,487,560		2,584,929	2,304,517		2,062,597
Current ratio	3.12 to 1		1.96 to 1		2.37 to 1	2.03 to 1		1.69 to 1
Working capital	$598,380		366,651		331,741	241,356		173,875
Cash, cash equivalents and investments	511,173		328,666		182,783	116,637		119,519
Property, plant and equipment, net	221,667		198,341		188,401	165,812		152,280
Long-term debt, including current portion	867		120,486		120,709	120,285		121,255
Stockholders’ equity	1,110,606		973,364		1,729,781	1,531,622		1,313,706
Cash dividends	24,797		16,049		45,379	40,780		33,490
Cash dividends per share (6)	.25		25.165	(8)	.49	.445		.37

(1)	Fiscal year 2008 includes restructuring and other expenses which reduced earnings from continuing operations before provision for income taxes by $11.2 million, earnings from continuing operations by $7.2 million and diluted earnings per share from continuing operations by 8 cents.
(2)	Fiscal year 2007 includes restructuring and other expenses which reduced earnings from continuing operations before provision for income taxes by $33.1 million, earnings from continuing operations by $21.8 million and diluted earnings per share from continuing operations by 22 cents.
(3)	Fiscal year 2005 includes the non-cash charge related to the conversion to one class of common stock which reduced earnings from continuing operations before provision for income taxes by $10.0 million, earnings from continuing operations by $6.5 million and diluted earnings per share from continuing operations by 7 cents.
(4)	Fiscal year 2004 includes the following non-core items, which reduced earnings from continuing operations before provision for income taxes by $58.4 million, earnings from continuing operations by $34.4 million and diluted earnings per share from continuing operations by 37 cents:

•

Non-cash charge related to the conversion to one class of common stock which reduced earnings before provision for income taxes by $55.9 million, earnings from continuing operations by $36.3 million and diluted earnings per share from continuing operations by 39 cents.

•

Gain from the sale of the company’s Indola European professional business which increased earnings from continuing operations before provision for income taxes by $10.1 million, earnings from continuing operations by $5.7 million and diluted earnings per share from continuing operations by 6 cents.

•

Charge related to the early redemption of the company’s $200 million of 8.25% senior notes which reduced earnings from continuing operations before provision for income taxes by $12.6 million, earnings from continuing operations by $8.2 million and diluted earnings per share from continuing operations by 9 cents.

•

Tax benefit from the liquidation of certain Indola foreign legal entities which increased earnings from continuing operations by $4.4 million and diluted earnings per share from continuing operations by 5 cents.

(5)	In the fourth quarter of fiscal year 2008, the company reclassified certain freight costs from advertising, marketing, selling and administrative expenses to cost of products sold for all periods presented. These costs amounted to $17.7 million, $17.2 million, $17.6 million, $15.8 million and $11.1 million for fiscal years 2008, 2007, 2006, 2005 and 2004, respectively. The reclassifications had no effect on earnings.
(6)	Basic and diluted earnings per share, shares outstanding and cash dividends per share have been restated to reflect the 3-for-2 stock split in the form of a 50% stock dividend on outstanding shares in February, 2004.
(7)	Total assets includes assets of discontinued operations of $233.4 million, $1.54 billion, $1.38 billion and $1.25 billion at September 30, 2007, 2006, 2005 and 2004, respectively.
(8)	Fiscal year 2007 includes a $25.00 per share special cash dividend for each share of common stock owned as of November 16, 2006 in connection with the Separation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of Business

Alberto Culver Company (the company or New Alberto Culver) develops, manufactures, distributes and markets beauty care products as well as food and household products in the United States and more than 100 other countries. The company is organized into two reportable business segments - United States and International.

Overview

Discontinued Operations

Unless otherwise noted, all financial information in the accompanying consolidated financial statements and related notes, as well as all discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), reflects only continuing operations.

Cederroth International

Prior to July 31, 2008, the company also owned and operated the Cederroth International (Cederroth) business which manufactured, marketed and distributed beauty, health care and household products throughout Scandinavia and in other parts of Europe. On May 18, 2008, the company entered into an agreement to sell its Cederroth business to CapMan, a Nordic based private equity firm. Pursuant to the transaction agreement, on July 31, 2008 Cederroth Intressenter AB, a company owned by two funds controlled by CapMan, purchased all of the issued and outstanding shares of Cederroth International AB in exchange for 159.5 million Euros, from Alberto Culver AB, a wholly-owned Swedish subsidiary of the company. The Euros were immediately converted into $243.8 million based on the deal contingent Euro forward contract entered into by the company in connection with the transaction. The purchase price is subject to adjustment to the extent actual balances of cash, debt and working capital on the July 31, 2008 closing date differed from estimates assumed in the transaction agreement.

In accordance with the provisions of the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations and cash flows related to the Cederroth business are reported as discontinued operations for all periods presented. In addition, the assets and liabilities of Cederroth have been segregated from the assets and liabilities related to the company’s continuing operations and presented separately on the consolidated balance sheet as of September 30, 2007.

As noted above, the company entered into a deal contingent forward contract to sell the Euros it expected to receive in exchange for U.S. dollars. In connection with the closing of the transaction on July 31, 2008, the company recognized a pre-tax loss of $5.1 million related to the settlement of the forward contract which partially offset the gain on the sale of Cederroth. Additionally, the company incurred transaction costs (primarily investment banking, legal and other professional service fees) of $8.1 million during fiscal year 2008, most of which are not expected to be deductible for income tax purposes. These costs were expensed in the periods incurred and recorded as offsets to the gain on the sale of Cederroth.

In fiscal year 2008, Cederroth’s discontinued operations results include special pre-tax charges of $1.5 million recognized in the fourth quarter in connection with the sale transaction, primarily related to compensation for key employees of the Cederroth business. During fiscal year 2007, Cederroth recognized pre-tax charges of $1.5 million that were previously classified as “restructuring and other” in the consolidated statement of earnings. These charges include $731,000 of severance and other exit costs related to the company’s reorganization following the Separation. In addition, Cederroth’s discontinued operations results include an $815,000 non-cash charge related to the acceleration of vesting of stock options and restricted shares that occurred in connection with the Separation (as more fully described in the Sally Holdings, Inc. section below). This charge reflects the amount of future compensation expense as of November 16, 2006, the closing date of the Separation, that would have been recognized in subsequent periods as the stock options and restricted shares for Cederroth employees vested over the original vesting periods.

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

On June 19, 2006, the company announced a plan to split Sally Holdings from the consumer products business. Pursuant to an Investment Agreement, on November 16, 2006:

•

The company separated into two publicly-traded companies: New Alberto Culver, which owns and operates the consumer products business, and Sally Beauty Holdings, Inc. (New Sally), which owns and operates Sally Holdings’ beauty supply distribution business;

•

CDRS Acquisition LLC (Investor), a limited liability company organized by Clayton, Dubilier & Rice Fund VII, L.P., invested $575 million in New Sally in exchange for an equity interest representing approximately 47.55% of New Sally common stock on a fully diluted basis, and Sally Holdings incurred approximately $1.85 billion of indebtedness; and

•

The company’s shareholders received, for each share of common stock then owned, (i) one share of common stock of New Alberto Culver, (ii) one share of common stock of New Sally and (iii) a $25.00 per share special cash dividend.

To accomplish the results described above, the parties engaged in a number of transactions including:

•	A holding company merger, after which the company was a direct, wholly-owned subsidiary of New Sally and each share of the company’s common stock converted into one share of New Sally common stock.

•

New Sally, using a substantial portion of the proceeds of the investment by Investor and the debt incurrence, paid a $25.00 per share special cash dividend to New Sally shareholders (formerly the company’s shareholders) other than Investor. New Sally then contributed the company to New Alberto Culver and proceeded to spin off New Alberto Culver by distributing one share of New Alberto Culver common stock for each share of New Sally common stock.

Notwithstanding the legal form of the transactions, because of the substance of the transactions, New Alberto Culver was considered the divesting entity and treated as the “accounting successor” to the company, and New Sally was considered the “accounting spinnee” for financial reporting purposes in accordance with Emerging Issues Task Force Issue No. 02-11, “Accounting for Reverse Spinoffs.”

The separation of the company into New Alberto Culver and New Sally involving Clayton, Dubilier & Rice (CD&R) is hereafter referred to as the “Separation.” For purposes of describing the events related to the Separation, as well as other events, transactions and financial results of Alberto Culver Company related to periods prior to November 16, 2006, the term “the company” refers to New Alberto Culver’s accounting predecessor, or Old Alberto Culver.

In accordance with the provisions of the FASB SFAS No. 144, the results of operations and cash flows related to Sally Holdings’ beauty supply distribution business are reported as discontinued operations for all periods presented.

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

On April 5, 2006, the company provided notice to Regis that its board of directors had withdrawn its recommendation for shareholders to approve the transaction. Following the company’s notice to Regis, also on April 5, 2006, Regis provided notice to the company that it was terminating the merger agreement effective immediately. In connection with the termination of the merger agreement, the company paid Regis a $50 million termination fee on April 10, 2006.

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

The company treated the Separation as though it constituted a change in control for purposes of the company’s stock option and restricted stock plans. As a result, in accordance with the terms of these plans, all outstanding stock options and restricted shares of the company became fully vested upon completion of the Separation on November 16, 2006. Included in Sally Holdings’ discontinued operations in fiscal year 2007 is a $5.3 million charge which reflects the amount of future compensation expense that would have been recognized in subsequent periods as the stock options and restricted shares for Sally Holdings employees vested over the original vesting periods.

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

Restructuring and Other

Restructuring and other expenses during the fiscal years ended September 30, 2008 and 2007 consist of the following:

(In thousands)	2008	2007
Severance and other exit costs	$6,196	15,825
Impairment and other property, plant and equipment charges	6,265	500
Gain on sale of assets	(1,808)	(5,894)
Non-cash charges related to the acceleration of vesting of stock options and restricted shares in connection with the Separation	—	11,383
Contractual termination benefits for the former President and
Chief Executive Officer in connection with the Separation	—	9,888
Non-cash charges for the recognition of foreign currency translation losses in connection with the liquidation of foreign legal entities	324	1,355
Legal fees and other expenses incurred to assign the company’s trademarks following the closing of the Separation	208	42

	$11,185	33,099

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

Through September 30, 2008, the company has recorded cumulative charges related to this plan of $15.1 million for severance, $241,000 for contract termination costs and $1.3 million for other exit costs. The following table reflects the activity related to this restructuring plan during the fiscal year ended September 30, 2008:

(In thousands)	Liability at September 30, 2007	New Charges		Cash Payments & Other Settlements	Liability at September 30, 2008
Severance	$2,487	370		(2,391)	466
Contract termination costs	—	4		(4)	—
Other	93	429		(398)	124

	$2,580	803	*	(2,793)	590

On October 25, 2007, the company committed to a plan primarily related to the closure of its manufacturing facility in Toronto, Canada. As part of the plan, the company’s workforce has been reduced by approximately 125 employees.

The following table reflects the activity related to this restructuring plan during the fiscal year ended September 30, 2008:

(In thousands)	Initial Charges		Cash Payments & Other Settlements	Liability at September 30, 2008
Severance	$2,539		(2,209)	330
Other	409		(409)	—

	$2,948	*	(2,618)	330

On May 29, 2008, the company committed to a plan to close its manufacturing facility, reduce its headcount and relocate to a smaller commercial office in Puerto Rico. As part of the plan, the company’s workforce has been reduced by approximately 100 employees.

The following table reflects the activity related to this restructuring plan during the fiscal year ended September 30, 2008:

(In thousands)	Initial Charges		Cash Payments & Other Settlements	Liability at September 30, 2008
Severance	$1,649		(1,437)	212
Contract termination costs	8		(8)	—
Other	788		(361)	427

	$2,445	*	(1,806)	639

*	The sum of these three amounts from the tables above represents the $6.2 million of total charges for severance and other exit costs recorded during fiscal year 2008.

Cash payments related to these plans are expected to be substantially completed by the second quarter of fiscal year 2009.

Impairment and Other Property, Plant and Equipment Charges

During fiscal year 2008, the company recorded total impairment and other fixed asset charges of $6.3 million. This amount includes impairments of $648,000 related to the building and certain manufacturing equipment in connection with the closure of the Dallas, Texas manufacturing facility, $1.3 million related to manufacturing equipment in connection with the closure of the Toronto, Canada manufacturing facility and $1.6 million related to the building and certain manufacturing equipment in connection with the closure of the Puerto Rico manufacturing facility.

In each case, the fair value of the assets was determined using prices for similar assets in the respective markets, as determined by management using data from external sources. In addition to the impairments, the company recognized $2.8 million of other fixed asset charges related to the closure of the Dallas, Texas, Toronto, Canada and Puerto Rico manufacturing facilities during fiscal year 2008.

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

Acceleration of Vesting of Stock Options and Restricted Shares

As previously discussed, the company treated the Separation as though it constituted a change in control for purposes of the company’s stock option and restricted stock plans. As a result, in accordance with the terms of these plans, all outstanding stock options and restricted shares of the company became fully vested upon completion of the Separation on November 16, 2006. The $11.4 million charge recorded by the company in fiscal year 2007 is equal to the amount of future compensation expense that would have been recognized in subsequent periods as the stock options and restricted shares vested over the original vesting periods.

Contractual Termination Benefits

In connection with the Separation, Howard B. Bernick, the former President and Chief Executive Officer of the company, terminated his employment with the company and received certain contractual benefits primarily consisting of a lump sum cash payment of $9.7 million plus applicable employer payroll taxes.

Foreign Currency Translation Loss

The company substantially completed the liquidation of two foreign legal entities in connection with its reorganization plan and is therefore recognizing in restructuring and other expenses the accumulated foreign currency translation losses related to the entities which resulted in charges of $324,000 and $1.4 million during fiscal years 2008 and 2007, respectively.

Trademark Legal Fees and Other Expenses

Due to the series of transactions affecting the company’s legal structure as part of the closing of the Separation, the company has initiated a process to assign many of its existing trademarks in various countries around the world. In connection with this effort, the company incurred legal fees and other expenses of $208,000 and $42,000 in fiscal years 2008 and 2007, respectively.

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

Auction Rate Securities

Prior to the second quarter of fiscal year 2008, the company regularly invested in auction rate securities (ARS) which typically are bonds with long-term maturities that have interest rates which reset at intervals of up to 35 days through an auction process. These investments are considered available for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” All of the company’s remaining investments in ARS at September 30, 2008 represent interests in pools of student loans and have AAA/Aaa credit ratings. In addition, all of these securities carry an indirect guarantee by the U.S. federal government of at least 97% of the par value through the Federal Family Education Loan Program (FFELP). Based on these factors and the credit worthiness of the underlying assets, the company does not believe that it has significant principal risk with regard to these investments.

Historically, the periodic auctions for these ARS investments have provided a liquid market for these securities. As a result, the company carried its investments at par value, which approximated fair value, and classified them as short-term in the consolidated balance sheets. Starting in the second quarter of fiscal year 2008, each of the company’s remaining ARS investments has experienced multiple failed auctions, meaning that there have been insufficient bidders to match the supply of securities submitted for sale. The company continues to earn interest on these investments at the maximum contractual rate and continues to collect the interest in accordance with the stated terms of the securities. During the third quarter of fiscal year 2008, one security was called by the issuer and the company received the full par value of $7.5 million.

At September 30, 2008, the company has auction rate securities with a total par value of $69.8 million. The company has recorded these investments on its consolidated balance sheet at an estimated fair value of $65.8 million and recorded an unrealized loss of $4.0 million in other comprehensive income in fiscal year 2008, reflecting the decline in the estimated fair value. The fair value of these securities has been estimated by management using data from external sources. Because there is no active market for these securities, management utilized a discounted cash flow valuation model to estimate fair value, with the key assumptions in the model being the expected holding period for the ARS, the expected coupon rate over the holding period and the required rate of return by market participants (discount rate), adjusted to reflect the current illiquidity in the market. As of September 30, 2008, the company has concluded that no other-than-temporary impairment losses have occurred because its investments continue to be of high credit quality and the company has the intent and ability to hold these investments until the anticipated recovery in market value occurs. The company will continue to analyze its ARS in future periods for impairment and may be required to record a charge in its statement of earnings in future periods if the decline in fair value is determined to be other-than-temporary.

One of the company’s outstanding ARS investments with an estimated $8.4 million fair value is scheduled to mature on September 1, 2009 and is therefore classified as short-term on the September 30, 2008 balance sheet. The remainder of the investments have been classified as long-term due to the company’s inability to estimate when they will settle.

The company anticipates that its existing cash and cash equivalent balances, along with cash flows from operations and available credit, will be sufficient to fund its operating and other requirements.

Reclassification

During the fourth quarter of fiscal year 2008, the company determined that certain costs previously classified in the consolidated statements of earnings as components of advertising, marketing, selling and administrative expenses should be classified as cost of products sold to be consistent with the company’s policy of capitalizing these costs in inventory. As a result, the company has reclassified all costs associated with the transfer of finished goods from manufacturing plants to distribution centers for all periods presented. These costs amounted to $17.7 million, $17.2 million and $17.6 million for fiscal years 2008, 2007 and 2006, respectively. The reclassifications had no effect on earnings or cash flows.

Results of Operations

Comparison of the Years Ended September 30, 2008 and 2007

Net sales for the year ended September 30, 2008 were $1.44 billion, an increase of 9.7% over the prior year. Organic sales, which exclude the effects of foreign exchange rates, grew 8.7% in fiscal year 2008. Organic sales growth includes the effect of net sales to Sally Holdings after the November 16, 2006 closing of the Separation (0.4%). In fiscal year 2007, all transactions with Sally Holdings prior to November 16, 2006 were considered intercompany and the elimination of these intercompany sales is classified as part of continuing operations.

Earnings from continuing operations of $106.0 million increased 46.1% from the prior year’s earnings from continuing operations of $72.6 million. Diluted earnings per share from continuing operations increased 41.9% to $1.05 in fiscal year 2008 from 74 cents in fiscal year 2007. In fiscal year 2008, restructuring and other expenses reduced earnings from continuing operations by $7.2 million and diluted earnings per share from continuing operations by 8 cents. In fiscal year 2007, restructuring and other expenses reduced earnings from continuing operations by $21.8 million and diluted earnings per share from continuing operations by 22 cents.

Net sales for the United States segment in fiscal year 2008 increased 5.0% to $863.0 million from $821.6 million in 2007. The 2008 sales increase was principally due to higher sales of TRESemmé shampoos, conditioners and styling products (4.3%) and multicultural brands (0.7%).

Net sales for the International segment increased to $580.5 million in fiscal year 2008 compared to $498.1 million in 2007. This sales increase of 16.5% was primarily attributable to higher sales of TRESemmé shampoos, conditioners and styling products (11.0%), St. Ives products (0.9%) and the effect of foreign exchange rates (2.8%).

Gross profit increased $84.0 million or 12.5% to $757.3 million for fiscal year 2008 compared to fiscal year 2007. Gross profit, as a percentage of net sales, was 52.5% for fiscal year 2008 compared to 51.2% for continuing operations in the prior year. Gross profit in the United States in fiscal year 2008 increased $28.7 million or 6.7% from the prior year. As a percentage of net sales, United States’ gross profit was 52.7% during fiscal year 2008 compared to 51.9% last year. The gross margin improvement in the United States was primarily attributable to more effective inventory management and manufacturing efficiencies, partially offset by higher input costs. Gross profit for the International segment increased $55.3 million or 22.4% in fiscal year 2008 versus fiscal year 2007. As a percentage of net sales, International’s gross profit was 52.1% in fiscal year 2008 compared to 49.6% in the prior year. The increase in gross margin for International was also due to more effective inventory management and improved manufacturing efficiencies, partially due to the closures of the Toronto, Canada and Puerto Rico manufacturing facilities.

Advertising, marketing, selling and administrative expenses in fiscal year 2008 increased $41.6 million or 7.6%. This overall increase consists of higher selling and administrative expenses (4.5%) and higher expenditures for advertising and marketing (3.1%).

Advertising and marketing expenditures increased 6.9% to $265.0 million (18.4% of net sales) in 2008 compared to $247.8 million (18.8% of net sales) in the prior year as the company continued to invest behind all of its major brands. Advertising and marketing expenditures in the United States increased 2.1% in fiscal year 2008 compared to 2007. The increase was primarily due to higher advertising and marketing expenditures for TRESemmé (8.2%), partially offset by decreased advertising and marketing expenditures for Nexxus (5.1%). Advertising and marketing expenditures for the International segment increased 16.2% in fiscal year 2008 compared to the prior year, primarily due to higher advertising and marketing expenditures for TRESemmé (14.2%) due in part to the launch in Spain, and the effect of foreign exchange rates (2.5%).

Selling and administrative expenses increased 8.3% to $319.9 million from $295.5 million in the prior year. Selling and administrative expenses, as a percentage of net sales, decreased to 22.2% in fiscal year 2008 from 22.5% in 2007. Selling and administrative expenses in the United States increased 6.2% for fiscal year 2008 compared to 2007. International’s selling and administrative expenses increased 10.1% in fiscal year 2008 compared to the prior year. Each of these increases was primarily due to higher incentive compensation costs, higher expenditures related to the implementation of a new worldwide ERP system and costs associated with the start-up of the company’s Jonesboro, Arkansas manufacturing facility. The increase in the United States was partially offset by the reversal of a $3.9 million contingent liability that was favorably settled in 2008. Stock option expense, which is included in selling and administrative expenses but is not allocated to the company’s reportable segments, was $4.6 million in fiscal year 2008 compared to $3.5 million in 2007.

The company recorded net interest income of $9.6 million in fiscal year 2008 and $3.9 million in the prior year. Interest income was $15.0 million in fiscal year 2008 and $12.3 million in fiscal year 2007. Interest expense was $5.4 million in fiscal year 2008 and $8.4 million for fiscal year 2007. The increase in interest income was principally due to higher cash and investment balances in the current year. The decrease in interest expense is primarily due to the repayment of the company’s $120 million of debentures in June 2008 and higher interest capitalization in 2008.

The provision for income taxes as a percentage of earnings from continuing operations before income taxes was 37.9% in 2008 and 28.0% in 2007. The provision for income taxes in 2008 includes taxes of approximately $11.0 million related to the local currency gain on U.S. dollar denominated cash held by Alberto Culver AB in Sweden following the sale of Cederroth. This amount resulted in a 6.5 percentage point increase in the 2008 effective tax rate. The effective tax rates in both 2008 and 2007 reflect reductions in income tax accruals for certain foreign entities following the expiration of various statutes of limitations and benefits from changes in certain estimates related to previous years’ tax provisions, as well as other discrete tax items recognized in each period. For both fiscal year periods, the effective tax rates were also affected by the varying tax rates in the jurisdictions in which the company’s restructuring charges were recorded. The provision for income taxes and the effective tax rate for the first quarter of fiscal year 2009 are expected to reflect approximately $9.0 million of income tax expense related to additional local currency gains on U.S. dollar denominated cash held in Sweden through October 31, 2008. At that time, the remaining proceeds from the Cederroth sale were transferred to a newly formed, wholly-owned subsidiary in the Netherlands, and further exchange rate changes with respect to these proceeds are not expected to result in taxable income or expense for the company. In addition, the effective tax rate in fiscal year 2009 could be affected positively or negatively by the resolution of outstanding tax matters and other discrete tax events. The company is unable to project with certainty what other discrete tax events may occur, if any, and the potential tax impacts at this time.

Comparison of the Years Ended September 30, 2007 and 2006

Net sales for the year ended September 30, 2007 were $1.32 billion, an increase of 10.9% over the prior year. Organic sales, which exclude the effects of foreign exchange rates, grew 9.0% in fiscal year 2007. Organic sales growth for fiscal year 2007 includes the effect of net sales related to the launch of Nexxus into retail channels in the U.S. In addition, organic sales growth for fiscal year 2007 includes the effect of net sales to Sally Holdings after the November 16, 2006 closing of the Separation (2.3%). In fiscal year 2006, all transactions with Sally Holdings were considered intercompany and the elimination of these intercompany sales is classified as part of continuing operations.

Earnings from continuing operations of $72.6 million in 2007 increased 10.2% from the prior year’s earnings from continuing operations of $65.8 million. Diluted earnings per share from continuing operations increased 5.7% to 74 cents in fiscal year 2007 from 70 cents in fiscal year 2006. In fiscal year 2007, restructuring and other expenses reduced earnings from continuing operations by $21.8 million and diluted earnings per share from continuing operations by 22 cents.

Net sales for the United States segment in fiscal year 2007 increased 7.3% to $821.6 million from $765.7 million in 2006. The 2007 sales increase was principally due to higher sales of TRESemmé shampoos, conditioners and styling products (6.4%). In addition, sales increased for Nexxus products (2.1%) due to continued strong performance in retail channels following its launch in January 2006 as well as expansion into the club channel in 2007. These increases were partially offset by lower sales of Alberto VO5 shampoos and conditioners (1.3%).

Net sales for the International segment increased to $498.1 million in fiscal year 2007 compared to $449.7 million in 2006. This sales increase of 10.8% was primarily attributable to higher sales of TRESemmé shampoos, conditioners and styling products (8.6%) and the effect of foreign exchange rates (5.0%), partially offset by lower sales of Alberto VO5 shampoos and conditioners (1.5%) primarily in Latin America.

Gross profit increased $59.8 million or 9.7% for fiscal year 2007 compared to fiscal year 2006. Gross profit, as a percentage of sales, was 51.2% in 2007 compared to 51.7% in 2006. The gross profit margin for continuing operations in fiscal year 2006 was higher than the gross profit margin for the stand-alone consumer products business due to the impact of the accounting for intercompany transactions with Sally Holdings (1.2%). After the Separation, Sally Holdings is a third-party customer of the company and transactions with Sally Holdings are no longer eliminated. Gross profit in the United States in fiscal year 2007 increased $40.4 million or 10.5% from the prior year. As a percentage of net sales, United States’ gross profit was 51.9% during fiscal year 2007 compared to 50.4% during 2006. The gross margin improvement in the United States was primarily due to favorable product mix and cost savings initiatives. Gross profit for the International segment increased $19.3 million or 8.5% in fiscal year 2007 versus 2006. As a percentage of net sales, International’s gross profit was 49.6% in fiscal year 2007 compared to 50.7% in 2006. The decrease in gross margin for International was primarily due to increased use of special packs and manufacturing inefficiencies related to the expansion of production in Latin America in 2007.

Advertising, marketing, selling and administrative expenses increased $25.0 million or 4.8% in fiscal year 2007. This overall increase consists of higher expenditures for advertising and marketing (4.2%) and higher selling and administrative expenses (0.6%).

Advertising and marketing expenditures increased to $247.8 million (18.8% of net sales) in 2007 compared to $226.2 million (19.1% of net sales) in 2006. Advertising and marketing expenditures in the United States increased 1.2% in fiscal year 2007 compared to the prior year. The increase was primarily due to higher advertising and marketing expenditures for St. Ives (3.9%) and Alberto VO5 (2.2%), partially offset by lower advertising and marketing expenditures for Nexxus (3.4%) as a result of the significant advertising investment in 2006 to support the retail launch. Advertising and marketing expenditures for the International segment increased 30.1% in fiscal year 2007 compared to the prior year, primarily due to increased advertising and marketing expenditures for TRESemmé (32.8%), to support its launch in several countries in Latin America, and the effect of foreign exchange rates (6.5%), partially offset by decreased advertising and marketing expenditures for Alberto VO5 (7.9%).

Selling and administrative expenses increased 1.1% to $295.5 million from $292.2 million in the prior year. Selling and administrative expenses, as a percentage of net sales, decreased to 22.5% in fiscal year 2007 from 24.6% in 2006. Selling and administrative expenses in the United States decreased 1.3% for fiscal year 2007 compared to 2006, primarily due to cost savings as a result of the company’s reorganization plan and other restructuring activities. International’s selling and administrative expenses increased 10.1% due to higher selling expense caused by the growth of the business and the effect of foreign exchange rates. Stock option expense, which is included in selling and administrative expenses but is not allocated to the company’s reportable segments, was $3.5 million in fiscal year 2007 compared to $10.3 million in 2006. Stock option expense was substantially lower in 2007 compared to 2006 as the expense associated with prior year stock option grants was accelerated as of the closing of the Separation and recorded as a component of “restructuring and other.”

The company recorded net interest income of $3.9 million in fiscal year 2007 versus net interest expense of $4.2 million in fiscal year 2006. Interest income was $12.3 million in fiscal year 2007 and $4.4 million in fiscal year 2006. Interest expense was $8.4 million in fiscal year 2007 and $8.6 million in fiscal year 2006. The increase in interest income in fiscal year 2007 was principally due to higher interest rates and higher balances of cash and investments.

The provision for income taxes as a percentage of earnings from continuing operations before income taxes was 28.0% in 2007 and 27.6% in 2006. The effective tax rates in both 2007 and 2006 reflect reductions in income tax accruals for certain foreign entities following the expiration of various statutes of limitations, as well as other discrete tax items recognized in each period. In addition, the provision for income taxes and the effective rate for fiscal year 2007 were affected by the varying tax rates in the jurisdictions in which the company’s restructuring charges were recorded.

Financial Condition

Working capital at September 30, 2008 was $598.4 million, an increase of $231.7 million from the prior year’s working capital of $366.7 million, excluding current assets and liabilities of discontinued operations. The increase in working capital in fiscal year 2008 was primarily attributable to working capital generated from operations and cash received from the sale of Cederroth and exercises of employee stock options. These working capital increases were partially offset by cash outlays for the purchase of shares of the company’s common stock, capital expenditures and cash dividends. The September 30, 2008 ratio of current assets to current liabilities of 3.12 to 1.00 increased from last year’s ratio of 1.96 to 1.00. Working capital at September 30, 2008 was also reduced by the reclassification of a majority of the company’s investments in ARS from short-term to long-term, as discussed in the “Overview – Auction Rate Securities” section of MD&A.

Cash, cash equivalents and investments, including short-term and long-term, increased $182.5 million to $511.2 million during fiscal year 2008 primarily due to the sale of Cederroth, for which the company received $243.8 million on the closing of the transaction on July 31, 2008, cash flows provided by operating activities ($172.7 million) and cash received from exercises of employee stock options ($60.5 million), partially offset by the repayment of the $120 million of debentures in June 2008, the purchase of shares of the company’s common stock ($109.5 million) and capital expenditures ($65.9 million). During the second quarter of fiscal year 2008, the company liquidated at par value approximately 70% of its ARS investments and transferred the cash to institutional money market funds and other cash equivalents. In the third quarter of fiscal year 2008, one additional ARS investment was settled at its par value of $7.5 million. As a result, total investments, including short-term and long-term, decreased to $65.8 million at September 30, 2008 from $255.6 million last fiscal year end. As further discussed in the “Overview – Auction Rate Securities” section of MD&A, during fiscal year 2008 the company recorded a $4.0 million unrealized loss on its remaining ARS investments to write them down to estimated fair value. One of the outstanding ARS investments with an estimated $8.4 million fair value is scheduled to mature on September 1, 2009 and is therefore classified as short-term on the September 30, 2008 consolidated balance sheet. The remainder of the investments have been classified as long-term due to the company’s inability to estimate when they will settle.

Other current assets increased $6.4 million or 24.1% during fiscal year 2008 primarily due to increases in deferred tax assets, prepaid advertising and marketing and prepaid software license fees.

Net property, plant and equipment increased $23.3 million to $221.7 million at September 30, 2008. The increase resulted primarily from capital expenditures related to the company’s new manufacturing facility in Jonesboro, AR and the implementation of a new worldwide ERP system. These increases were partially offset by depreciation during fiscal year 2008, the sales of the manufacturing facilities in Toronto, Canada and Dallas, Texas and the impairments of manufacturing facilities and equipment as part of the company’s restructuring plans.

Goodwill increased $6.4 million to $159.2 million during fiscal year 2008 mainly due to additional purchase price recorded related to the Nexxus acquisition.

Other assets decreased $9.4 million or 11.7% during fiscal year 2008 to $70.7 million, principally due to a decrease in deferred tax assets.

The current portion of long-term debt decreased $119.9 million during fiscal year 2008. The company previously had $120 million of 6.375% debentures outstanding with a June 15, 2028 due date. The debentures were subject to repayment, in whole or in part, on June 15, 2008 at the option of the holders. All of the holders exercised their right to sell the debentures back to the company at par. Accordingly, the company repaid the entire outstanding balance in June 2008.

Accounts payable increased $17.6 million during fiscal year 2008 to $147.5 million mainly due to higher purchases of raw materials and packaging in the last few months of fiscal year 2008 versus the comparable period last year and the timing of vendor payments.

Current and long-term income taxes, which include both income taxes payable and deferred income taxes, increased $17.8 million to $33.9 million at September 30, 2008 primarily due to approximately $11.0 million of income taxes payable related to the local currency gain on U.S. dollar denominated cash held by Alberto Culver AB in Sweden following the sale of Cederroth. In addition, the tax-related liabilities were also affected by the company’s earnings from continuing operations in fiscal year 2008 and the timing of tax payments.

Stock options subject to redemption of $5.7 million as of September 30, 2008 represent the intrinsic value as of November 5, 2003 of currently outstanding stock options which were modified on that date as a result of the company’s conversion to one class of common stock. This amount has been classified outside of stockholders’ equity because the company’s stock option plans contain a contingent cash settlement provision upon the occurrence of certain change in control events which are not solely in control of the company. While the company believes the possibility of occurrence of any such change in control event is remote, this classification is required because the company does not have sole control over such events. The $4.7 million decrease in stock options subject to redemption compared to September 30, 2007 was primarily due to the exercise of the related employee stock options during the period. The remaining amount will be reclassified into additional paid-in capital in future periods as the related stock options are exercised or canceled.

Additional paid-in capital increased $63.9 million to $444.3 million at September 30, 2008 primarily as a result of paid-in capital recorded for stock option expense and restricted shares and the issuance of common stock related to the exercise of stock options and other employee incentive plans, partially offset by the company’s purchase of common stock for constructive retirement during fiscal year 2008.

Retained earnings increased from $585.1 million at September 30, 2007 to $702.4 million at September 30, 2008 primarily due to net earnings for fiscal year 2008, partially offset by the company’s purchase of common stock for constructive retirement during fiscal year 2008 and the payment of $24.8 million of regular quarterly cash dividends.

Accumulated other comprehensive loss was $37.0 million at September 30, 2008 compared to accumulated other comprehensive income of $6.9 million at September 30, 2007. This change was primarily due to the recognition of a $38.4 million translation gain as part of the overall gain on the sale of Cederroth and the $4.0 million unrealized loss on ARS investments recorded in fiscal year 2008.

Liquidity and Capital Resources

Cash Provided by Operating Activities – Net cash provided by operating activities increased by $83.8 million to $172.7 million in fiscal year 2008 compared to fiscal year 2007 due to significantly higher cash flows resulting from increased earnings, as well as an improvement in cash generated from overall working capital. In addition, cash flows from operating activities in 2007 were affected by the payment of significant income tax obligations in connection with the sale of the corporate airplane. Net cash provided by operating activities increased by $11.5 million to $88.9 million in fiscal year 2007 from $77.4 million in fiscal year 2006 primarily due to a significant improvement in cash generated from overall working capital. This improvement was partially offset by cash payments in 2007 in connection with the company’s restructuring plan, primarily related to severance, as well as the income tax payments related to the sale of the corporate airplane noted above.

Cash Provided (Used) by Investing Activities – Net cash provided by investing activities was $358.2 million in fiscal year 2008 compared to net cash used by investing activities of $188.0 million and $78.2 million in fiscal years 2007 and 2006, respectively. The net cash provided by investing activities in fiscal year 2008 includes $234.3 million of proceeds from the sale of Cederroth, net of direct selling costs incurred and Cederroth’s ending cash balance that was transferred to CapMan. In fiscal year 2008, the company also generated cash of $185.8 million from net sales of investments as the company liquidated a significant portion of its auction rate securities investments and transferred the cash to institutional money market funds and other cash equivalents. In fiscal years 2007 and 2006, the company had net purchases of investments of $156.1 million and $34.7 million, respectively. Capital expenditures were $65.9 million, $53.9 million and $44.3 million in fiscal years 2008, 2007 and 2006, respectively. Proceeds from disposals of assets in fiscal year 2008 includes $10.7 million related to the sales of the company’s manufacturing facilities in Toronto, Canada and Dallas, Texas. Proceeds from disposals of assets in fiscal year 2007 includes $27.4 million related to the sales of the corporate airplane and the company’s 1/8th interest in a fractional-ownership of NetJets airplane.

Cash Provided (Used) by Financing Activities – Net cash used by financing activities was $183.4 million and $9.7 million in fiscal years 2008 and 2006, respectively. In fiscal year 2007, net cash provided by financing activities was $62.4 million. The company repaid its $120 million of debentures in June 2008 as a result of all the holders exercising their one-time put option. In addition, the company purchased shares of its common stock for an aggregate purchase price of $109.5 million during fiscal year 2008. Proceeds from exercises of stock options were $60.5 million, $70.9 million and $31.0 million in fiscal years 2008, 2007 and 2006, respectively. The company paid cash dividends of $24.8 million, $16.0 million and $45.4 million in fiscal years 2008, 2007 and 2006, respectively. Net cash provided (used) by financing activities was also affected by the excess tax benefit from stock option exercises and changes in the book cash overdraft balance in each fiscal year.

Cash dividends paid on common stock were $.25 per share in fiscal year 2008. In connection with the Separation, the company’s shareholders received a $25.00 per share special cash dividend for each share of common stock owned as of November 16, 2006. This special cash dividend in 2007 is included in net cash used by financing activities of discontinued operations. In addition to the special cash dividend, the company paid cash dividends on common stock of $.165 per share in fiscal year 2007. Cash dividends paid on common stock were $.49 per share in 2006.

At September 30, 2008, the company has ARS investments with a total par value of $69.8 million. All of these investments represent interests in pools of student loans and have AAA/Aaa credit ratings. In addition, all of these securities carry an indirect guarantee by the U.S. federal government of at least 97% of the par value through the Federal Family Education Loan Program (FFELP). However, starting in the second quarter of fiscal year 2008, each of the company’s remaining ARS investments has experienced multiple failed auctions. During the third quarter of fiscal year 2008, one security was called by the issuer and the company received the full par value of $7.5 million. One of the outstanding ARS investments with an estimated $8.4 million fair value is scheduled to mature on September 1, 2009 and is therefore classified as short-term on the September 30, 2008 consolidated balance sheet. The remainder of the investments have been classified as long-term due to the company’s inability to estimate when they will settle.

The company anticipates that its cash and cash equivalents balance of $445.3 million as of September 30, 2008, along with cash flows from operations and available credit, will be sufficient to fund operating requirements in future years. During fiscal year 2009, the company expects that cash will continue to be used for capital expenditures, acquisitions, new product development, market expansion, dividend payments and payments related to restructuring plans. The company may also continue to purchase shares of its common stock depending on market conditions and subject to certain restrictions related to the New Alberto Culver share distribution in connection with the Separation. On October 1, 2008, the company acquired the Noxzema skin care business in the United States, Canada and portions of Latin America, as well as the worldwide rights and trademarks to the Noxzema brand, in exchange for $81 million. This amount was paid out of existing cash balances.

On November 12, 2006, the board of directors authorized the company to purchase up to 5 million shares of common stock. During the third and fourth quarters of fiscal year 2008, the company purchased 4,165,782 shares in the open market under this authorization for an aggregate purchase price of $109.5 million. On July 24, 2008, the board of directors authorized the company to purchase an additional 5 million shares of common stock. At September 30, 2008, the company has authorization remaining to purchase a total of 5,834,218 shares of common stock under these authorizations. Purchases of the company’s common stock may be made depending on various factors including market conditions, share price and other alternative uses of cash such as acquisitions.

The company has obtained long-term financing as needed to fund acquisitions and other growth opportunities. Funds may be obtained prior to their actual need in order to take advantage of opportunities in the debt markets. The company has a $300 million revolving credit facility which expires November 13, 2011. There were no borrowings outstanding on the revolving credit facility at September 30, 2008 or 2007. The facility may be drawn in U.S. dollars or certain foreign currencies. Under debt covenants, the company has sufficient flexibility to incur additional borrowings as needed. The current facility includes a covenant that limits the company’s ability to purchase its common stock or pay dividends if the cumulative stock repurchases plus cash dividends exceeds $250 million plus 50% of “consolidated net income” (as defined in the credit agreement) commencing January 1, 2007.

The company previously had $120 million of 6.375% debentures outstanding with a June 15, 2028 due date. The debentures were subject to repayment, in whole or in part, on June 15, 2008 at the options of the holders. All of the holders exercised their right to sell the debentures back to the company at par. Accordingly, the company repaid the entire outstanding balance in June 2008.

The company is in compliance with the covenants and other requirements of its revolving credit agreement. Additionally, the revolving credit agreement does not include credit rating triggers or subjective clauses that would accelerate maturity dates.

The company’s primary contractual cash obligations generally relate to operating leases. At September 30, 2008, the company was also a party to a contractual agreement to purchase the Noxzema skin care business in the United States, Canada and portions of Latin America, as well as the worldwide rights and trademarks to the Noxzema brand, which closed on October 1, 2008. The following table is a summary of contractual cash obligations and commitments outstanding by future payment dates at September 30, 2008:

	Payments Due by Period
(In thousands)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt, including capital lease and interest obligations	$242	480	295	—	1,017
Operating leases (1)	7,855	12,183	7,871	546	28,455
Noxzema acquisition	81,000	—	—	—	81,000
Other long-term obligations (2)	12,434	3,402	1,464	19,866	37,166

Total	$101,531	16,065	9,630	20,412	147,638

(1)	In accordance with GAAP, these obligations are not reflected in the accompanying consolidated balance sheets.
(2)	Other long-term obligations principally represent commitments under various acquisition related agreements including non-compete, consulting and severance agreements and deferred compensation arrangements, as well as commitments under the restructuring plans. These obligations are included in accrued expenses and other liabilities in the accompanying consolidated balance sheets. The above amounts do not include additional consideration of up to $36.6 million that may be paid over the next seven years based on a percentage of sales of Nexxus branded products in accordance with the Nexxus purchase agreement. The above amounts also do not include the company’s $14.3 million liability for unrecognized tax benefits recorded in accordance with FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109,” which the company adopted effective October 1, 2007. Management is unable to reliably estimate the timing of the expected payments for these obligations.

Off-Balance Sheet Financing Arrangements

At September 30, 2008 and 2007, the company had no off-balance sheet financing arrangements other than operating leases incurred in the ordinary course of business as disclosed in note 10 to the consolidated financial statements and outstanding standby letters of credit primarily related to various insurance programs which totaled $18.9 million and $33.7 million, respectively, at September 30, 2008 and 2007. The company does not have significant other unconditional purchase obligations or commercial commitments.

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

Quantitative and Qualitative Disclosures About Market Risk

As a multinational corporation that manufactures and markets products in countries throughout the world, the company is subject to certain market risks including foreign currency fluctuations, interest rates and government actions. The company considers a variety of practices to manage these market risks, including, when deemed appropriate, the occasional use of derivative financial instruments. The company uses derivative financial instruments only for risk management and does not use them for trading or speculative purposes. In May 2008, in connection with entering into an agreement to sell its Cederroth business, the company entered into a deal contingent forward contract to sell the Euros it expected to receive in exchange for U.S. dollars. In connection with the closing of the transaction on July 31, 2008, the company recognized a pre-tax loss of $5.1 million related to the settlement of the forward contract which partially offset the gain on the sale of Cederroth in discontinued operations. At September 30, 2008, the company had no material derivative financial instruments outstanding.

The company is exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. The company’s primary exposures are to changes in exchange rates for the U.S. dollar versus the British pound sterling, Canadian dollar, Euro, Australian dollar, Mexican peso, Argentine peso, Chilean peso and Swedish krona. The company’s various currency exposures at times offset each other providing a natural hedge against currency risk. Periodically, specific foreign currency transactions (e.g., inventory purchases, intercompany transactions, etc.) are hedged with forward contracts to reduce the foreign currency risk. Gains and losses on these foreign currency hedges are included in the basis of the underlying hedged transactions. At September 30, 2008, the company had no material outstanding foreign currency contracts.

The company considers combinations of fixed rate and variable rate debt, along with varying maturities, in its management of interest rate risk. At September 30, 2008, the company had no variable rate long-term debt outstanding.

The company has occasionally used interest rate swaps to manage interest rate risk on debt securities. These instruments allow the company to exchange fixed rate debt into variable rate or variable rate debt into fixed rate. Interest rate differentials paid or received on these arrangements are recognized as adjustments to interest expense over the life of the agreement. At September 30, 2008, the company had no interest rate swaps outstanding.

The company is exposed to credit risk on certain assets, primarily cash equivalents, investments and accounts receivable. The credit risk associated with cash equivalents and investments is mitigated by the company’s policy of investing in a diversified portfolio of securities with high credit ratings. The company’s investments in ARS are discussed further in the “Overview – Auction Rate Securities” section of MD&A.

The company provides credit to customers in the ordinary course of business and performs ongoing credit evaluations. The company’s exposure to concentrations of credit risk with respect to trade receivables is mitigated by the company’s broad customer base. The company’s largest customer, Wal-Mart Stores, Inc. and its affiliated companies, accounted for approximately 24% of net sales during fiscal years 2008 and 2007 and 23% during fiscal year 2006. The company believes its allowance for doubtful accounts is sufficient to cover customer credit risks.

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

Sales Incentives – Sales incentives primarily include consumer coupons and trade promotion activities such as advertising allowances, off-shelf displays, customer specific coupons, new item distribution allowances, and temporary price reductions. The company records accruals for sales incentives based on estimates of the ultimate cost of each program. The company tracks its commitments for sales incentive programs and, using historical experience, records an accrual at the end of each period for the estimated incurred, but unpaid costs of these programs. Actual costs differing from estimated costs could significantly affect these estimates and the related accruals. For example, if the company’s estimate of incurred, but unpaid costs was to change by 10%, the impact to the sales incentive accrual as of September 30, 2008 would be approximately $4.0 million.

Allowance for Doubtful Accounts – The allowance for doubtful accounts requires management to estimate future collections of trade accounts receivable. Management records allowances for doubtful accounts based on historical collection statistics and current customer credit information. These estimates could be significantly affected as a result of actual collections differing from historical statistics or changes in a customer’s credit status. As of September 30, 2008, the company’s allowance for doubtful accounts was $2.8 million.

Valuation of Inventories – When necessary, the company provides allowances to adjust the carrying value of inventories to the lower of cost or market, including costs to sell or dispose. Estimates of the future demand for the company’s products, anticipated product re-launches, changes in formulas and packaging and reductions in stock-keeping units are among the factors used by management in assessing the net realizable value of inventories. Actual results differing from these estimates could significantly affect the company’s inventories and cost of products sold. As of September 30, 2008, the company’s inventory allowances were $8.5 million.

Income Taxes – The company records tax provisions in its consolidated financial statements based on an estimation of current income tax liabilities. The development of these provisions requires judgments about tax issues, potential outcomes and timing. The company adopted the provisions of FIN No. 48 effective October 1, 2007. FIN No. 48 clarifies the recognition threshold and measurement requirements for tax positions taken or expected to be taken in tax returns and provides guidance on the related classification and disclosure. The adoption of FIN No. 48 resulted in a $2.2 million increase to the October 1, 2007 retained earnings balance and the reclassification of the company’s $6.5 million tax liability for unrecognized tax benefits from current to long-term.

At October 1, 2007, the company’s total liability for unrecognized tax benefits, after the adoption of FIN No. 48, was $6.5 million, of which $4.8 million represented tax benefits that, if recognized, would favorably impact the effective tax rates for either continuing or discontinued operations. The company’s liability for unrecognized tax benefits at September 30, 2008 increased to $14.3 million, of which $8.2 million represented tax benefits that, if recognized, would favorably impact the effective tax rates for either continuing or discontinued operations.

The company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of the income tax provision in the consolidated statements of earnings. At October 1, 2007 and September 30, 2008, the company’s total liability for unrecognized tax benefits included accrued interest and penalties of $1.4 million and $1.8 million, respectively. The total amount of interest and penalties recognized in the consolidated statement of earnings for fiscal year 2008 was $383,000.

The company files a consolidated U.S. federal income tax return, as well as income tax returns in various states and foreign jurisdictions. With some exceptions, the company is no longer subject to examinations by tax authorities in the U.S. for fiscal years ending before 2005 and in its major international markets for fiscal years ending before 2001.

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

Stock-Based Compensation – In accordance with SFAS No. 123 (R), “Share-Based Payment,” the company recognizes compensation expense for stock options on a straight-line basis over the vesting period or to the date a participant becomes eligible for retirement, if earlier. The company recorded stock option expense in fiscal year 2008 of $4.6 million related to continuing operations. At September 30, 2008, the company had $8.0 million of unrecognized compensation cost related to stock options that will be recorded over a weighted average period of 2.6 years. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Year Ended September 30, 2008

Expected life	3.5 - 4 years
Expected volatility	23.1%
Risk-free interest rate	2.2% - 4.2%
Dividend yield	1.0%

The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding. The company estimates the expected life based on historical exercise trends. The company estimates expected volatility based primarily on the historical volatility of the company’s common stock. For stock option grants following the Separation, the company’s estimate of expected volatility also takes into consideration the company’s implied volatility and the historical volatility of a group of peer companies. The estimate of the risk-free interest rate is based on the U.S. Treasury rate for the expected life of the stock options. The dividend yield represents the company’s anticipated cash dividend over the expected life of the stock options. The amount of stock option expense recorded is significantly affected by these estimates. Changes in the company’s estimates and assumptions used in the option pricing model would impact the fair value of future stock option grants but not those previously issued.

The weighted average grant date fair value of stock options granted to continuing operations employees in fiscal year 2008 was $5.62. A one year increase in the expected life assumption would result in a higher weighted average fair value by approximately 13% for fiscal year 2008. A 1% increase in the expected volatility assumption would result in a higher weighted average fair value by approximately 3% for fiscal year 2008.

In addition, the company records stock option expense based on an estimate of the total number of stock options expected to vest, which requires the company to estimate future forfeitures. The company uses historical forfeiture experience as a basis for this estimate. Actual forfeitures differing from these estimates could significantly affect the timing of the recognition of stock option expense. During fiscal year 2008, the company has not recorded significant adjustments to stock option expense as a result of adjustments to estimated forfeiture rates.

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

The determination of the fair value of the company’s reporting units requires management to consider changes in economic conditions and other factors to make assumptions regarding estimated future cash flows and long-term growth rates. These assumptions are highly subjective judgments based on the company’s experience and knowledge of its operations, are based on the best available market information and are consistent with the company’s internal forecasts and operating plans. These estimates can be significantly impacted by many factors including competition, changes in United States or global economic conditions, increasing operating costs and inflation rates and other factors discussed in the “Forward – Looking Statements” and “Risk Factors” sections of this Annual Report on Form 10-K. If the company’s estimates or underlying assumptions change in the future, the company may be required to record goodwill impairment charges.

The company’s annual goodwill impairment analysis completed in the second quarter of fiscal year 2008 resulted in no impairment. As of September 30, 2008, the company’s total goodwill balance was $159.2 million.

Reconciliation of Non-GAAP Financial Measures

A reconciliation of “organic sales growth” to its most directly comparable financial measure under GAAP for the fiscal years ended September 30, 2008 and 2007 is as follows:

	2008	2007
Net sales growth, as reported	9.7%	10.9%
Effect of foreign exchange rates	(1.0)	(1.9)

Organic sales growth	8.7%	9.0%*

*	Organic sales growth for fiscal year 2007 includes net sales related to the retail launch of Nexxus. In addition, organic sales growth for fiscal year 2007 includes the effect of net sales to Sally Holdings after the November 16, 2006 closing of the Separation. In fiscal year 2006, all transactions with Sally Holdings were considered intercompany and the elimination of these intercompany sales is classified as part of continuing operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required for this Item is included in the section entitled “Quantitative and Qualitative Disclosures About Market Risk,” included within Item 7 of this Annual Report on Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Earnings

Alberto Culver Company & Subsidiaries

	Year ended September 30,
(In thousands, except per share data)	2008	2007	2006
Net sales	$1,443,456	1,315,449	1,186,000
Cost of products sold	686,175	642,172	572,485

Gross profit	757,281	673,277	613,515
Advertising, marketing, selling and administrative expenses	584,875	543,314	518,320
Restructuring and other (note 4)	11,185	33,099	—

Operating earnings	161,221	96,864	95,195
Interest expense (income), net of interest expense of $5,394 in 2008 and $8,381 in 2007 and interest income of $4,416 in 2006	(9,586)	(3,918)	4,189

Earnings from continuing operations before provision for income taxes	170,807	100,782	91,006
Provision for income taxes	64,768	28,218	25,161

Earnings from continuing operations	106,039	72,564	65,845
Discontinuted operations (note 3):
Earnings from discontinued businesses, net of income taxes	11,368	5,700	139,476
Gain on the sale of Cederroth, net of income taxes	110,747	—	—

Earnings from discontinued operations, net of income taxes	122,115	5,700	139,476

Net earnings	$228,154	78,264	205,321

Basic earnings per share:
Continuing operations	$1.08	.76	.71
Discontinued operations	1.24	.06	1.51

Total	$2.32	.82	2.22

Diluted earnings per share:
Continuing operations	$1.05	.74	.70
Discontinued operations	1.22	.06	1.50

Total	$2.27	.80	2.20

Weighted average shares outstanding:
Basic	98,424	95,896	92,426
Diluted	100,644	98,358	93,485

Cash dividends per share, including the $25.00 special cash dividend paid in connection with the Separation in 2007	$.25	25.165	.49

See accompanying notes to the consolidated financial statements.

Consolidated Balance Sheets

Alberto Culver Company & Subsidiaries

	September 30,
(In thousands, except share data)	2008	2007
Assets
Current assets:
Cash and cash equivalents	$445,332	73,066
Short-term investments	8,398	255,600
Receivables, less allowance for doubtful accounts of $2,770 at September 30, 2008 and $3,150 at September 30, 2007	244,316	238,541
Inventories:
Raw materials	42,119	35,402
Work-in-process	3,434	3,940
Finished goods	103,959	115,204

Total inventories	149,512	154,546
Other current assets	32,822	26,438
Current assets of discontinued operations	—	108,355

Total current assets	880,380	856,546
Property, plant and equipment:
Land	19,369	18,511
Buildings and leasehold improvements	113,387	121,879
Machinery and equipment	291,213	267,941

Total property, plant and equipment	423,969	408,331
Accumulated depreciation	202,302	209,990

Property, plant and equipment, net	221,667	198,341
Goodwill	159,218	152,783
Trade names	74,797	74,782
Long-term investments	57,443	—
Other assets	70,685	80,049
Non-current assets of discontinued operations	—	125,059

Total assets	$1,464,190	1,487,560

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$184	120,127
Accounts payable	147,467	129,828
Accrued expenses	119,574	121,669
Income taxes	14,775	9,916
Current liabilities of discontinued operations	—	34,510

Total current liabilities	282,000	416,050
Long-term debt	683	359
Income taxes	19,084	6,151
Other liabilities	46,092	48,568
Non-current liabilities of discontinued operations	—	32,661

Total liabilities	347,859	503,789
Stock options subject to redemption	5,725	10,407
Stockholders’ equity:
Preferred stock, par value $.01 per share, authorized 50,000,000 shares, none issued	—	—
Common stock, par value $.01 per share, authorized 300,000,000 shares, issued 97,862,634 at September 30, 2008 and 98,057,020 at September 30, 2007	979	981
Additional paid-in capital	444,272	380,372
Retained earnings	702,375	585,143
Accumulated other comprehensive income (loss)	(37,020)	6,868

Total stockholders’ equity	1,110,606	973,364

Total liabilities and stockholders’ equity	$1,464,190	1,487,560

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Cash Flows

Alberto Culver Company & Subsidiaries

	Year ended September 30,
(In thousands)	2008	2007	2006
Cash Flows from Operating Activities:
Net earnings	$228,154	78,264	205,321
Less: Earnings from discontinued operations	122,115	5,700	139,476

Earnings from continuing operations	106,039	72,564	65,845
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation	22,498	24,985	21,044
Amortization of other assets and unearned compensation	3,382	2,752	3,330
Restructuring and other - non-cash charges (note 4)	6,589	13,238	—
Restructuring and other - gain on sale of assets (note 4)	(1,808)	(5,894)	—
Stock option expense	4,581	3,547	10,339
Deferred income taxes	5,985	(20,945)	1,273
Cash effects of changes in:
Receivables, net	(13,991)	(23,161)	(13,446)
Inventories	279	3,751	(11,430)
Other current assets	(3,533)	(806)	(2,327)
Accounts payable and accrued expenses	30,198	14,876	4,148
Income taxes	18,688	9,851	(1,281)
Other assets	(3,816)	(1,672)	(3,589)
Other liabilities	(2,388)	(4,234)	3,536

Net cash provided by operating activities	172,703	88,852	77,442

Cash Flows from Investing Activities:
Proceeds from sales of investments	409,555	661,766	278,615
Payments for purchases of investments	(223,755)	(817,881)	(313,300)
Capital expenditures	(65,860)	(53,854)	(44,301)
Payments for purchased businesses	(7,050)	(6,287)	(4,583)
Proceeds from the sale of Cederroth, net (note 3)	234,310	—	—
Proceeds from disposals of assets	10,988	28,210	5,410

Net cash provided (used) by investing activities	358,188	(188,046)	(78,159)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	685	201	517
Repayments of long-term debt	(120,265)	(269)	(93)
Change in book cash overdraft	(852)	(967)	4,074
Proceeds from exercises of stock options	60,480	70,902	30,971
Excess tax benefit from stock option exercises	10,798	9,485	1,811
Cash dividends paid	(24,797)	(16,049)	(45,379)
Stock purchased (note 7)	(109,496)	(884)	(1,553)

Net cash provided (used) by financing activities	(183,447)	62,419	(9,652)

Effect of foreign exchange rate changes on cash and cash equivalents	(6,683)	8,165	6,135
Net cash provided (used) by continuing operations	340,761	(28,610)	(4,234)

Consolidated Statements of Cash Flows (continued)

Alberto Culver Company & Subsidiaries

(In thousands)	2008	2007	2006
Discontinued Operations (note 3):
Net cash provided by operating activities of discontinued operations	15,057	6,331	179,641
Net cash used by investing activities of discontinued operations	(2,196)	(74,061)	(57,847)
Net cash used by financing activities of discontinued operations-special cash dividend paid in connection with the Separation	—	(2,342,188)	—
Net cash provided (used) by financing activities of discontinued operations-other	(922)	2,324,822	(12,803)
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	(430)	303	(1,983)

Net cash provided (used) by discontinued operations	11,509	(84,793)	107,008

Net increase (decrease) in cash and cash equivalents	352,270	(113,403)	102,774
Cash and cash equivalents beginning of year, including cash and cash equivalents of discontinued operations	93,062	206,465	103,691

Cash and cash equivalents at end of year, including cash and cash equivalents of discontinued operations	$445,332	93,062	206,465

Supplemental Cash Flow Information (Including Discontinued Operations):
Cash paid for:
Interest	$7,360	8,119	9,763
Income taxes	$30,574	69,305	94,006

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

Alberto Culver Company & Subsidiaries

	Number of Shares		Dollars
							Accumulated
	Common	Treasury	Common Stock	Additional Paid-in	Retained	Unearned	Other Comprehensive	Treasury	Total Stockholders’
(In thousands)	Stock Issued	Stock	Issued	Capital	Earnings	Compensation	Income (Loss)	Stock	Equity
Balance at September 30, 2005	98,470	(6,479)	$21,663	$346,827	$1,307,282	$(3,427)	$(15,099)	$(125,624)	$1,531,622

Comprehensive income:
Net earnings					205,321				205,321
Foreign currency translation							18,134		18,134

Total									223,455
Cash dividends					(45,379)				(45,379)
Stock options exercised		1,245		8,812				23,970	32,782
Reclassification of restricted stock unearned compensation				(2,992)		2,992			—
Restricted stock activity		42		966				813	1,779
Stock purchased		(35)						(1,553)	(1,553)
Stock option expense				15,949					15,949
Reclassification of stock options subject to redemption, net				(29,148)					(29,148)
Other		(4)		180		435		(341)	274

Balance at September 30, 2006	98,470	(5,231)	21,663	340,594	1,467,224	—	3,035	(102,735)	1,729,781

Comprehensive income:
Net earnings					78,264				78,264
Foreign currency translation							22,022		22,022
Reclassification adjustment due to the recognition in net earnings of foreign currency translation loss in connection with the liquidation of a foreign legal entity							1,355		1,355
Minimum pension liability, net of income taxes of $ 716							(1,546)		(1,546)

Total									100,095
Cash dividends					(16,049)				(16,049)
Stock options exercised	4,090	444	41	71,609				8,737	80,387
Restricted stock activity	266		3	1,034					1,037
Stock purchased		(17)		(8)				(876)	(884)
Stock option expense				4,029					4,029
Reclassification of stock options subject to redemption				18,741					18,741
Other	14	21		931			(912)	415	434
Changes in connection with the Separation:
Retirement of treasury stock	(4,783)	4,783	(1,052)	(93,407)				94,459	—
Change in par value			(19,674)	19,674					—
Sally separation					1,397,892		(17,086)		1,380,806
Special cash dividend paid					(2,342,188)				(2,342,188)
Acceleration of vesting of stock options and restricted shares				17,175					17,175

Balance at September 30, 2007	98,057	—	981	380,372	585,143	—	6,868	—	973,364

Consolidated Statements of Stockholders’ Equity (continued)

Alberto Culver Company & Subsidiaries

	Number of Shares		Dollars
							Accumulated
	Common	Treasury	Common Stock	Additional Paid-in	Retained	Unearned	Other Comprehensive	Treasury	Total Stockholders’
(In thousands)	Stock Issued	Stock	Issued	Capital	Earnings	Compensation	Income (Loss)	Stock	Equity
Balance at September 30, 2007	98,057	—	981	380,372	585,143	—	6,868	—	973,364

Comprehensive income:
Net earnings					228,154				228,154
Foreign currency translation							(2,794)		(2,794)
Reclassification adjustment due to the recognition in net earnings of foreign currency translation gains in connection with the liquidation of foreign legal entities							(38,379)		(38,379)
Change in pension liability, net of income taxes of $ 489							1,244		1,244
Unrealized loss on investments							(3,959)		(3,959)

Total									184,266
Cash dividends					(24,797)				(24,797)
Stock options exercised	3,856		39	71,239					71,278
Restricted stock activity	106		1	1,906					1,907
Stock purchased	(4,167)		(42)	(18,984)	(90,470)				(109,496)
Stock option expense, including $119 capitalized				4,759					4,759
Reclassification of stock options subject to redemption				4,682					4,682
Adoption of FIN No. 48					2,237				2,237
Other	11			298	2,108				2,406

Balance at September 30, 2008	97,863	—	$979	$444,272	$702,375	$—	$(37,020)	$—	$1,110,606

See accompanying notes to the consolidated financial statements.

Notes to the Consolidated Financial Statements

Alberto Culver Company & Subsidiaries

(1)	Description of Business and Basis of Presentation

Alberto Culver Company (the company or New Alberto Culver) develops, manufactures, distributes and markets beauty care products as well as food and household products in the United States and more than 100 other countries. The company is organized into two reportable business segments - United States and International.

Prior to July 31, 2008, the company also owned and operated the Cederroth International (Cederroth) business which manufactured, marketed and distributed beauty, health care and household products throughout Scandinavia and in other parts of Europe. As more fully described in Note 3, on July 31, 2008 the company sold its Cederroth business to CapMan, a Nordic based private equity firm. Pursuant to the transaction agreement, a company managed by CapMan purchased all of the issued and outstanding shares of Cederroth International AB, which owns the various Cederroth operating companies.

In accordance with the provisions of the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations and cash flows related to the Cederroth business are reported as discontinued operations for all periods presented. In addition, the assets and liabilities of Cederroth have been segregated from the assets and liabilities related to the company’s continuing operations and presented separately on the consolidated balance sheet as of September 30, 2007.

Prior to November 16, 2006, the company also operated a beauty supply distribution business which included two segments: (1) Sally Beauty Supply, a domestic and international chain of cash-and-carry stores offering professional beauty supplies to both salon professionals and retail consumers, and (2) Beauty Systems Group, a full-service beauty supply distributor offering professional brands directly to salons through its own sales force and professional-only stores in exclusive geographical territories in North America and Europe. These two segments comprised Sally Holdings, Inc. (Sally Holdings), a wholly-owned subsidiary of the company. As more fully described in note 3, on November 16, 2006 the company separated into two publicly-traded companies: New Alberto Culver, which owns and operates the consumer products business, and Sally Beauty Holdings, Inc. (New Sally) which owns and operates Sally Holdings’ beauty supply distribution business.

Notwithstanding the legal form of the November 16, 2006 transactions, because of the substance of the transactions, New Alberto Culver was considered the divesting entity and treated as the “accounting successor” to the company, and New Sally was considered the “accounting spinnee” for financial reporting purposes in accordance with Emerging Issues Task Force Issue No. 02-11, “Accounting for Reverse Spinoffs.”

The separation of the company into New Alberto Culver and New Sally involving Clayton, Dubilier & Rice (CD&R) is hereafter referred to as the “Separation.” For purposes of describing the events related to the Separation, as well as other events, transactions and financial results of Alberto Culver Company related to periods prior to November 16, 2006, the term “the company” refers to New Alberto Culver’s accounting predecessor, or Old Alberto Culver.

In accordance with the provisions of SFAS No. 144, the results of operations and cash flows related to Sally Holdings’ beauty supply distribution business are reported as discontinued operations for all periods presented.

Unless otherwise noted, all disclosures in the notes accompanying the consolidated financial statements reflect only continuing operations.

The consolidated financial statements include the accounts of Alberto Culver Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain amounts for prior periods have been reclassified to conform to the current year’s presentation.

During the fourth quarter of fiscal year 2008, the company determined that certain costs previously classified in the consolidated statements of earnings as components of advertising, marketing, selling and administrative expenses should be classified as cost of products sold to be consistent with the company’s policy of capitalizing these costs in inventory. As a result, the company has reclassified all costs associated with the transfer of finished goods from manufacturing plants to distribution centers for all periods presented. These costs amounted to $17.7 million, $17.2 million and $17.6 million for fiscal years 2008, 2007 and 2006, respectively. The reclassifications had no effect on earnings or cash flows.

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

The carrying amounts of accounts receivable and accounts payable approximate fair value due to the short maturities of these financial instruments. The carrying amount of long-term debt, including current maturities, also approximates fair value at September 30, 2008.

Auction Rate Securities

Prior to the second quarter of fiscal year 2008, the company regularly invested in auction rate securities (ARS) which typically are bonds with long-term maturities that have interest rates which reset at intervals of up to 35 days through an auction process. These investments are considered available for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” All of the company’s remaining investments in ARS at September 30, 2008 represent interests in pools of student loans and have AAA/Aaa credit ratings. In addition, all of these securities carry an indirect guarantee by the U.S. federal government of at least 97% of the par value through the Federal Family Education Loan Program (FFELP). Based on these factors and the credit worthiness of the underlying assets, the company does not believe that it has significant principal risk with regard to these investments.

Historically, the periodic auctions for these ARS investments have provided a liquid market for these securities. As a result, the company carried its investments at par value, which approximated fair value, and classified them as short-term in the consolidated balance sheets. Starting in the second quarter of fiscal year 2008, each of the company’s remaining ARS investments has experienced multiple failed auctions, meaning that there have been insufficient bidders to match the supply of securities submitted for sale. The company continues to earn interest on these investments at the maximum contractual rate and continues to collect the interest in accordance with the stated terms of the securities. During the third quarter of fiscal year 2008, one security was called by the issuer and the company received the full par value of $7.5 million.

At September 30, 2008, the company has auction rate securities with a total par value of $69.8 million. The company has recorded these investments on its consolidated balance sheet at an estimated fair value of $65.8 million and recorded an unrealized loss of $4.0 million in other comprehensive income in fiscal year 2008, reflecting the decline in the estimated fair value. The fair value of these securities has been estimated by management using data from external sources. Because there is no active market for these securities, management utilized a discounted cash flow valuation model to estimate fair value, with the key assumptions in the model being the expected holding period for the ARS, the expected coupon rate over the holding period and the required rate of return by market participants (discount rate), adjusted to reflect the current illiquidity in the market. As of September 30, 2008, the company has concluded that no other-than-temporary impairment losses have occurred because its investments continue to be of high credit quality and the company has the intent and ability to hold these investments until the anticipated recovery in market value occurs. The company will continue to analyze its ARS in future periods for impairment and may be required to record a charge in its statement of earnings in future periods if the decline in fair value is determined to be other-than-temporary.

One of the company’s outstanding ARS investments with an estimated $8.4 million fair value is scheduled to mature on September 1, 2009 and is therefore classified as short-term on the September 30, 2008 balance sheet. The remainder of the investments have been classified as long-term due to the company’s inability to estimate when they will settle.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded for the value of sales to customers and do not bear interest. The receivables are stated net of the allowance for doubtful accounts and other allowances such as estimated cash discounts. In the consolidated statements of earnings, bad debt expense is included in advertising, marketing, selling and administrative expenses and changes in other allowances are included as components of net sales. Trade accounts receivable were $236.3 million and $227.5 million at September 30, 2008 and 2007, respectively.

The determination of the allowance for doubtful accounts requires management to estimate future collections of trade accounts receivable. Management records the allowance for doubtful accounts based on historical collection statistics and current customer credit information.

Inventories and Cost of Products Sold

Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value). When necessary, the company provides allowances to adjust the carrying value of inventories to the lower of cost or market, including costs to sell or dispose. Estimates of the future demand for the company’s products, anticipated product relaunches, changes in formulas and packaging and reductions in stock-keeping units are some of the key factors used by management in assessing the net realizable value of inventories.

Inventories and cost of products sold include raw material and packaging costs, the cost of merchandise purchased from suppliers, direct expenses incurred to manufacture products and indirect expenses, including such items as purchasing, receiving, quality control, package engineering, production planning and certain freight costs.

Property, Plant and Equipment

Property, plant and equipment are carried at cost. Depreciation is recorded primarily on the straight-line method over the estimated useful lives of the respective classes of assets. Buildings and building improvements are depreciated over periods of 20 to 40 years. Leasehold improvements are depreciated over the shorter of the estimated useful lives of the assets or the terms of the related leases. The depreciation of machinery and equipment is over periods of 2 to 15 years. Expenditures for maintenance and repairs are expensed as incurred. Upon the occurrence of significant events or changes affecting property, plant and equipment, the company assesses the recoverability of the carrying amounts in order to determine if an impairment may exist.

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

The changes in the carrying amounts of goodwill by reportable segment for the fiscal years ended September 30, 2008 and 2007 are as follows:

(In thousands)	United States	International	Total
Balance at September 30, 2006	$120,599	24,983	145,582

Additions	6,711	—	6,711
Foreign currency translation	—	490	490

Balance at September 30, 2007	127,310	25,473	152,783

Additions	6,870	—	6,870
Foreign currency translation	—	(435)	(435)

Balance at September 30, 2008	$134,180	25,038	159,218

The increases in United States’ goodwill in fiscal years 2007 and 2008 were a result of additional consideration related to the acquisition of Nexxus Products Company (Nexxus). In accordance with the purchase agreement dated May 18, 2005, additional consideration of up to $55 million may be paid over the ten years following the closing of the acquisition based on a percentage of sales of Nexxus branded products. Such additional consideration is being accrued in the period the company becomes obligated to pay the amounts and is increasing the amount of goodwill resulting from the acquisition. Through fiscal year 2008, the company has paid $17.9 million of additional consideration based on sales of Nexxus products through June 30, 2008. As of September 30, 2008, the company owed $547,000 of additional consideration for the period from July 1, 2008 to September 30, 2008 which is expected to be paid in the fourth quarter of fiscal year 2009.

Indefinite-lived trade names by reportable segment at September 30, 2008 and 2007 are as follows:

(In thousands)	2008	2007
United States	$58,679	58,679
International	16,118	16,103

	$74,797	74,782

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

Revenue Recognition

The company recognizes revenue on merchandise shipped to customers when title and risk of loss pass to the customer. Provisions for sales returns and cash discounts are made in the period the sales are recorded. Sales returns and allowances were approximately 2% of net sales in fiscal years 2008, 2007 and 2006.

Sales Incentives

Sales incentives include consumer coupons and trade promotion activities such as advertising allowances, off-shelf displays, customer specific coupons, new item distribution allowances, listing fees and temporary price reductions. Sales incentives amounted to $202.1 million, $187.5 million and $177.3 million in fiscal years 2008, 2007 and 2006, respectively, and were classified as reductions of net sales in the consolidated statements of earnings.

The company records accruals for sales incentives based on estimates of the ultimate cost of each program. The company tracks its commitments for sales incentive programs and, using historical experience, records an accrual at the end of each period for the estimated incurred, but unpaid cost of these programs.

Shipping and Handling

Shipping and handling costs related to freight and distribution expenses for delivery directly to customers are included in advertising, marketing, selling and administrative expenses in the consolidated statements of earnings and amounted to $79.0 million, $70.0 million and $68.6 million in fiscal years 2008, 2007 and 2006, respectively. All other shipping and handling costs are included in cost of products sold.

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

Advertising and Marketing

Advertising and marketing costs are expensed as incurred and amounted to $265.0 million in 2008, $247.8 million in 2007 and $226.2 million in 2006.

Research and Development

Research and development costs are expensed as incurred and amounted to $13.4 million in 2008, $12.3 million in 2007 and $10.8 million in 2006.

Weighted Average Shares Outstanding

The following table provides information about basic and diluted weighted average shares outstanding:

(In thousands)	2008	2007	2006
Basic weighted average shares outstanding	98,424	95,896	92,426
Effect of dilutive securities:
Assumed exercise of stock options	2,254	2,443	1,110
Assumed vesting of restricted stock	390	237	199
Effect of unrecognized stock-based compensation related to future services	(424)	(218)	(250)

Diluted weighted average shares outstanding	100,644	98,358	93,485

The computations of diluted weighted average shares outstanding exclude 1.4 million shares in fiscal years 2008 and 2007 and 2.1 million shares in fiscal year 2006 since the options were anti-dilutive.

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

The company adopted the provisions of FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109,” effective October 1, 2007. FIN No. 48 clarifies the recognition threshold and measurement requirements for tax positions taken or expected to be taken in tax returns and provides guidance on the related classification and disclosure. In evaluating its various tax filing positions, the company records tax benefits only if management determines that they are more likely than not to be realized. Adjustments are made to the company’s liability for unrecognized tax benefits in the period in which an issue is settled with the respective tax authorities, the statute of limitations expires for the return containing the tax position or when new information becomes available. The company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of the income tax provision in the consolidated statements of earnings. The liability for unrecognized tax benefits, including accrued interest and penalties, is included in other long-term liabilities on the company’s consolidated balance sheet.

Stock-Based Compensation

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

(3) Discontinued Operations

The results of discontinued operations, including both Cederroth and Sally Holdings, for the years ended September 30, 2008, 2007 and 2006 were as follows:

(In thousands)	2008	2007	2006
Net sales	$221,332	536,885	2,586,001

Pre-tax earnings from normal operations	$19,261	46,559	276,036
Transaction expenses, restructuring and other special costs	1,484	29,521	58,756

Earnings before provision for income taxes	17,777	17,038	217,280
Provision for income taxes	6,409	11,338	77,804

Earnings from discontinued businesses, net of income taxes	11,368	5,700	139,476

Pre-tax gain on the sale of Cederroth	112,557	—	—
Provision for income taxes	1,810	—	—

Gain on the sale of Cederroth, net of income taxes	110,747	—	—

Earnings from discontinued operations, net of income taxes	$122,115	5,700	139,476

The earnings from discontinued operations, net of income taxes consists of the following amounts related to Cederroth and Sally Holdings:

(In thousands)	2008	2007	2006
Cederroth (see page 43)	$117,722	8,663	13,670
Sally Holdings (see page 45)	4,393	(2,963)	125,806

Total earnings from discontinued operations, net of income taxes	$122,115	5,700	139,476

Cederroth International

On May 18, 2008, the company entered into an agreement to sell its Cederroth business to CapMan, a Nordic based private equity firm. Pursuant to the transaction agreement, on July 31, 2008 Cederroth Intressenter AB, a company owned by two funds controlled by CapMan, purchased all of the issued and outstanding shares of Cederroth International AB in exchange for 159.5 million Euros, from Alberto Culver AB, a wholly-owned Swedish subsidiary of the company. The Euros were immediately converted into $243.8 million based on the deal contingent Euro forward contract entered into by the company in connection with the transaction. The purchase price is subject to adjustment to the extent actual balances of cash, debt and working capital on the July 31, 2008 closing date differed from estimates assumed in the transaction agreement.

As noted above, the company entered into a deal contingent forward contract to sell the Euros it expected to receive in exchange for U.S. dollars. In connection with the closing of the transaction on July 31, 2008, the company recognized a pre-tax loss of $5.1 million related to the settlement of the forward contract which partially offset the gain on the sale of Cederroth. Additionally, the company incurred transaction costs (primarily investment banking, legal and other professional service fees) of $8.1 million during fiscal year 2008, most of which are not expected to be deductible for income tax purposes. These costs were expensed in the periods incurred and recorded as offsets to the gain on the sale of Cederroth.

The results of discontinued operations related to Cederroth for the years ended September 30, 2008, 2007 and 2006 were as follows:

(In thousands)	2008*	2007	2006
Net sales	$221,332	226,132	212,901

Pre-tax earnings from normal operations	$11,938	13,726	18,069
Restructuring and other special costs**	1,484	1,546	—

Earnings before provision for income taxes	10,454	12,180	18,069
Provision for income taxes	3,479	3,517	4,399

Earnings from discontinued business, net of income taxes	6,975	8,663	13,670

Pre-tax gain on the sale of Cederroth	112,557	—	—
Provision for income taxes	1,810	—	—

Gain on the sale of Cederroth, net of income taxes	110,747	—	—

Earnings from discontinued operations, net of income taxes	$117,722	8,663	13,670

*	Includes results through July 31, 2008.
**	The 2008 amount reflects special charges incurred in connection with the sale transaction, primarily related to compensation for key employees of the Cederroth business. The 2007 amount was previously classified as “restructuring and other” in the consolidated statement of earnings. This amount includes $731,000 of severance and other exit costs related to the company’s reorganization following the Separation and an $815,000 non-cash charge related to the acceleration of vesting of stock options and restricted shares that occurred in connection with the Separation (as more fully described in the Sally Holdings, Inc. section below). This charge reflects the amount of future compensation expense as of November 16, 2006, the closing date of the Separation, that would have been recognized in subsequent periods as the stock options and restricted shares for Cederroth employees vested over the original vesting periods.

The components of the assets and liabilities of discontinued operations, all of which relate to Cederroth, as of September 30, 2007 were as follows (in thousands):

Current assets:
Cash and cash equivalents	$19,996
Receivables, net	50,536
Inventories	34,591
Other current assets	3,232

$108,355

Non-current assets:
Property, plant and equipment, net	$26,153
Goodwill	60,884
Trade names	37,008
Other assets	1,014

$125,059

Current liabilities:
Current portion of long-term debt	$509
Accounts payable	20,560
Accrued expenses and income taxes	13,441

$34,510

Non-current liabilities:
Long-term debt	$1,718
Income taxes	13,550
Other liabilities	17,393

$32,661

Sally Holdings, Inc.

On June 19, 2006, the company announced a plan to split Sally Holdings from the consumer products business. Pursuant to an Investment Agreement, on November 16, 2006:

•

The company separated into two publicly-traded companies: New Alberto Culver, which owns and operates the consumer products business, and Sally Beauty Holdings, Inc. (New Sally), which owns and operates Sally Holdings’ beauty supply distribution business;

•

CDRS Acquisition LLC (Investor), a limited liability company organized by Clayton, Dubilier & Rice Fund VII, L.P., invested $575 million in New Sally in exchange for an equity interest representing approximately 47.55% of New Sally common stock on a fully diluted basis, and Sally Holdings incurred approximately $1.85 billion of indebtedness; and

•

The company’s shareholders received, for each share of common stock then owned, (i) one share of common stock of New Alberto Culver, (ii) one share of common stock of New Sally and (iii) a $25.00 per share special cash dividend.

To accomplish the results described above, the parties engaged in a number of transactions including:

•	A holding company merger, after which the company was a direct, wholly-owned subsidiary of New Sally and each share of the company’s common stock converted into one share of New Sally common stock.

•

New Sally, using a substantial portion of the proceeds of the investment by Investor and the debt incurrence, paid a $25.00 per share special cash dividend to New Sally shareholders (formerly the company’s shareholders) other than Investor. New Sally then contributed the company to New Alberto Culver and proceeded to spin off New Alberto Culver by distributing one share of New Alberto Culver common stock for each share of New Sally common stock.

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

On April 5, 2006, the company provided notice to Regis that its board of directors had withdrawn its recommendation for shareholders to approve the transaction. Following the company’s notice to Regis, also on April 5, 2006, Regis provided notice to the company that it was terminating the merger agreement effective immediately. In connection with the termination of the merger agreement, the company paid Regis a $50 million termination fee on April 10, 2006.

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

The company treated the Separation as though it constituted a change in control for purposes of the company’s stock option and restricted stock plans. As a result, in accordance with the terms of these plans, all outstanding stock options and restricted shares of the company became fully vested upon completion of the Separation on November 16, 2006. Included in Sally Holdings’ discontinued operations results in fiscal year 2007 is a $5.3 million charge which reflects the amount of future compensation expense that would have been recognized in subsequent periods as the stock options and restricted shares for Sally Holdings employees vested over the original vesting periods.

In connection with the Separation, Michael H. Renzulli, the former Chairman of Sally Holdings, terminated his employment with the company and received certain contractual benefits totaling $4.0 million, which is included in discontinued operations in fiscal year 2007.

The results of discontinued operations related to Sally Holdings for the years ended September 30, 2008, 2007 and 2006 were as follows:

(In thousands)	2008*	2007**	2006
Net sales	$—	310,753	2,373,100

Pre-tax earnings from normal operations	$7,323	32,833	257,967
Transaction expenses and other special costs***	—	27,975	58,756

Earnings before provision for income taxes	7,323	4,858	199,211
Provision for income taxes	2,930	7,821	73,405

Earnings (loss) from discontinued operations, net of income taxes	$4,393	(2,963)	125,806

*	Primarily reflects favorable adjustments to self-insurance reserves for pre-Separation Sally claims retained by the company.
**	Primarily includes results through November 16, 2006, as well as favorable adjustments to self-insurance reserves for pre-Separation Sally claims retained by the company.
***	The 2007 amount includes $18.7 million of transaction expenses, $5.3 million related to the acceleration of vesting of stock options and restricted shares held by Sally Holdings employees and $4.0 million of contractual benefits for the former Chairman of Sally Holdings. The entire amount in 2006 reflects transaction expenses, including the $50 million termination fee paid to Regis on April 10, 2006.

The Sally Beauty Supply segment of Sally Holdings is a long-standing customer of the company’s consumer products business. In fiscal year 2007, the company’s consumer products business recorded $4.2 million of sales to Sally Holdings prior to November 16, 2006, all of which were eliminated from the consolidated results of the company, because, at the time, the sales represented intercompany transactions. Similarly, during fiscal year 2006, the consumer products business had intercompany sales to Sally Holdings of $29.4 million. The company continues to have an ongoing customer relationship with New Sally following the Separation.

(4) Restructuring and Other

Restructuring and other expenses during the fiscal years ended September 30, 2008 and 2007 consist of the following:

(In thousands)	2008	2007
Severance and other exit costs	$6,196	15,825
Impairment and other property, plant and equipment charges	6,265	500
Gain on sale of assets	(1,808)	(5,894)
Non-cash charges related to the acceleration of vesting of stock options and restricted shares in connection with the Separation	—	11,383
Contractual termination benefits for the former President and Chief Executive Officer in connection with the Separation	—	9,888
Non-cash charges for the recognition of foreign currency translation losses in connection with the liquidation of foreign legal entities	324	1,355
Legal fees and other expenses incurred to assign the company’s trademarks following the closing of the Separation	208	42

	$11,185	33,099

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

Through September 30, 2008, the company has recorded cumulative charges related to this plan of $15.1 million for severance, $241,000 for contract termination costs and $1.3 million for other exit costs. The following table reflects the activity related to this restructuring plan during the fiscal year ended September 30, 2008:

(In thousands)	Liability at September 30, 2007	New Charges		Cash Payments & Other Settlements	Liability at September 30, 2008
Severance	$2,487	370		(2,391)	466
Contract termination costs	—	4		(4)	—
Other	93	429		(398)	124

	$2,580	803	*	(2,793)	590

On October 25, 2007, the company committed to a plan primarily related to the closure of its manufacturing facility in Toronto, Canada. As part of the plan, the company’s workforce has been reduced by approximately 125 employees.

The following table reflects the activity related to this restructuring plan during the fiscal year ended September 30, 2008:

(In thousands)	Initial Charges		Cash Payments & Other Settlements	Liability at September 30, 2008
Severance	$2,539		(2,209)	330
Other	409		(409)	—

	$2,948	*	(2,618)	330

On May 29, 2008, the company committed to a plan to close its manufacturing facility, reduce its headcount and relocate to a smaller commercial office in Puerto Rico. As part of the plan, the company’s workforce has been reduced by approximately 100 employees.

The following table reflects the activity related to this restructuring plan during the fiscal year ended September 30, 2008:

(In thousands)	Initial Charges		Cash Payments & Other Settlements	Liability at September 30, 2008
Severance	$1,649		(1,437)	212
Contract termination costs	8		(8)	—
Other	788		(361)	427

	$2,445	*	(1,806)	639

*	The sum of these three amounts from the tables above represents the $6.2 million of total charges for severance and other exit costs recorded during fiscal year 2008.

Cash payments related to these plans are expected to be substantially completed by the second quarter of fiscal year 2009.

Impairment and Other Property, Plant and Equipment Charges

During fiscal year 2008, the company recorded total impairment and other fixed asset charges of $6.3 million. This amount includes impairments of $648,000 related to the building and certain manufacturing equipment in connection with the closure of the Dallas, Texas manufacturing facility, $1.3 million related to manufacturing equipment in connection with the closure of the Toronto, Canada manufacturing facility and $1.6 million related to the building and certain manufacturing equipment in connection with the closure of the Puerto Rico manufacturing facility.

In each case, the fair value of the assets was determined using prices for similar assets in the respective markets, as determined by management using data from external sources. In addition to the impairments, the company recognized $2.8 million of other fixed asset charges related to the closure of the Dallas, Texas, Toronto, Canada and Puerto Rico manufacturing facilities during fiscal year 2008.

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

Acceleration of Vesting of Stock Options and Restricted Shares

As previously discussed, the company treated the Separation as though it constituted a change in control for purposes of the company’s stock option and restricted stock plans. As a result, in accordance with the terms of these plans, all outstanding stock options and restricted shares of the company became fully vested upon completion of the Separation on November 16, 2006. The $11.4 million charge recorded by the company in fiscal year 2007 is equal to the amount of future compensation expense that would have been recognized in subsequent periods as the stock options and restricted shares vested over the original vesting periods.

Contractual Termination Benefits

In connection with the Separation, Howard B. Bernick, the former President and Chief Executive Officer of the company, terminated his employment with the company and received certain contractual benefits primarily consisting of a lump sum cash payment of $9.7 million plus applicable employer payroll taxes.

Foreign Currency Translation Losses

The company substantially completed the liquidation of two foreign legal entities in connection with its reorganization plan and is therefore recognizing in restructuring and other expenses the accumulated foreign currency translation losses related to the entities which resulted in charges of $324,000 and $1.4 million during fiscal years 2008 and 2007, respectively.

Trademark Legal Fees and Other Expenses

Due to the series of transactions affecting the company’s legal structure as part of the closing of the Separation (as described in note 3), the company has initiated a process to assign many of its existing trademarks in various countries around the world. In connection with this effort, the company incurred legal fees and other expenses of $208,000 and $42,000 in fiscal years 2008 and 2007, respectively.

(5) Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable at September 30, 2008 and 2007 include book cash overdrafts of $10.4 million and $11.3 million, respectively.

Accrued expenses at September 30, 2008 and 2007 consist of the following:

(In thousands)	2008	2007
Compensation and benefits	$42,860	41,533
Advertising and promotions	53,889	50,898
Other	22,825	29,238

	$119,574	121,669

Other long-term liabilities at September 30, 2008 and 2007 consist primarily of obligations related to employee compensation and benefits.

(6) Long-Term Debt and Other Financing Arrangements

Long-term debt at September 30, 2008 and 2007 consists of the following:

(In thousands)	2008	2007
6.375% debentures	$—	120,000
Other	867	486

	867	120,486
Less: Amounts classified as current	184	120,127

	$683	359

Maturities of long-term debt for the next five fiscal years are as follows (in thousands): 2009—$184; 2010—$197; 2011—$208; 2012—$180; and 2013—$98.

The company previously had $120 million of 6.375% debentures outstanding with a June 15, 2028 due date. The debentures were subject to repayment, in whole or in part, on June 15, 2008 at the option of the holders. All of the holders exercised their right to sell the debentures back to the company at par. Accordingly, the company repaid the entire outstanding balance in June 2008. In accordance with SFAS No. 78, “Classification of Obligations That Are Callable by the Creditor – an amendment of ARB No. 43, Chapter 3A,” the $120 million was classified as a current liability on the company’s September 30, 2007 consolidated balance sheet.

The company has a $300 million revolving credit facility which had no borrowings outstanding at September 30, 2008 or 2007. The facility has an interest rate based on a fixed spread over LIBOR and may be drawn in U.S. dollars or certain foreign currencies. In addition, the facility imposes restrictions on such items as total debt, liens and interest expense. On November 13, 2006, the company amended the revolving credit facility to include a waiver for any covenants that may have been violated as a result of the Separation and extended the facility to November 13, 2011. The amended facility includes a new covenant that limits the company’s ability to purchase its common stock or pay dividends if the cumulative stock repurchases plus cash dividends exceeds $250 million plus 50% of “consolidated net income” (as defined in the credit agreement) commencing January 1, 2007. At September 30, 2008, the company was in compliance with the covenants and other requirements of the $300 million revolving credit facility.

At September 30, 2008 and 2007, the company had no off-balance sheet financing arrangements other than operating leases incurred in the ordinary course of business as disclosed in note 10 and outstanding standby letters of credit primarily related to various insurance programs which totaled $18.9 million and $33.7 million at September 30, 2008 and 2007, respectively.

(7) Stockholders’ Equity

Cash dividends on common stock in fiscal year 2008 were $24.8 million or $.25 per share. In connection with the Separation, the company’s shareholders received a $25.00 per share special cash dividend for each share of common stock owned as of November 16, 2006. In addition to the special cash dividend, the company paid cash dividends on common stock of $16.0 million or $.165 per share in fiscal year 2007. Cash dividends on common stock in fiscal year 2006 were $45.4 million or $.49 per share.

On November 12, 2006, the board of directors authorized the company to purchase up to 5 million shares of common stock. During the third and fourth quarters of fiscal year 2008, the company purchased 4,165,782 shares in the open market under this authorization for an aggregate purchase price of $109.5 million. On July 24, 2008, the board of directors authorized the company to purchase an additional 5 million shares of common stock. At September 30, 2008, the company has authorization remaining to purchase a total of 5,834,218 shares of common stock under these authorizations.

During fiscal years 2008, 2007 and 2006, the company acquired $40,000, $884,000 and $1.6 million, respectively, of common stock surrendered by employees in connection with the payment of withholding taxes as provided under the terms of certain incentive plans. In addition, during fiscal years 2008, 2007 and 2006, the company acquired $190,000, $79,000 and $645,000, respectively, of common stock surrendered by employees to pay the exercise price of stock options. All shares acquired under these plans are not subject to the company’s stock repurchase program.

All common stock purchased in the open market during fiscal year 2008 and all shares acquired through incentive plans subsequent to the Separation are being accounted for using the constructive retirement method, as the company has no intent to reissue the shares. For the common stock purchased in the open market, the excess of the aggregate purchase price over the par value of the shares acquired was allocated between paid-in capital and retained earnings.

(8) Stock-Based Compensation

On November 13, 2006, the company adopted two new stock option plans. Under these plans, the company was authorized to issue non-qualified stock options to employees and non-employee directors to purchase a limited number of shares of the company’s common stock at a price not less than the fair market value of the stock on the date of grant. In January 2008, the company’s stockholders approved an amendment to the non-employee director stock option plan to discontinue any future stock option grants to non-employee directors. Generally, options under the plans expire ten years from the date of grant and are exercisable on a cumulative basis in four equal annual increments commencing one year after the date of grant. A total of 20.9 million shares have been authorized to be issued under the plans (including 11.8 million adjusted stock options carried over from Old Alberto Culver), of which 5.8 million shares remain available for future grants as of September 30, 2008. The company used treasury shares for all stock option exercises prior to the closing of the Separation. Following the closing of the Separation, the company has issued new shares upon the exercise of stock options and expects to continue to do so for the foreseeable future.

In fiscal year 2008, the company recorded stock option expense that reduced earnings from continuing operations before provision for income taxes by $4.6 million, provision for income taxes by $1.6 million, earnings from continuing operations by $3.0 million and diluted earnings per share from continuing operations by 3 cents. In fiscal year 2007, the company recorded stock option expense, excluding the one-time charge related to the acceleration of vesting of all outstanding options in connection with the Separation, that reduced earnings from continuing operations before provision for income taxes by $3.5 million, provision for income taxes by $1.2 million, earnings from continuing operations by $2.3 million and diluted earnings per share from continuing operations by 2 cents. In fiscal year 2006, the company recorded stock option expense that reduced earnings from continuing operations before provision for income taxes by $10.3 million, provision for income taxes by $3.6 million, earnings from continuing operations by $6.7 million and diluted earnings per share from continuing operations by 8 cents. The expense amounts recorded in the first quarter of each fiscal year include the immediate expensing of the fair value of stock options granted during the quarter to participants who had already met the definition of retirement under the stock option plans. Stock option expense is included in advertising, marketing, selling and administrative expenses in the consolidated statements of earnings. The company’s consolidated statement of cash flows for fiscal years 2008, 2007 and 2006 reflect $10.8 million, $9.5 million and $1.8 million, respectively, of excess tax benefits from employee stock option exercises as financing cash inflows from continuing operations in accordance with SFAS No. 123 (R).

The weighted average fair value of stock options at the date of grant in fiscal years 2008 and 2007 was $5.62 and $4.70, respectively. In fiscal year 2006, the weighted average grant-date fair value of stock options was $9.37, which is higher because the fair market value of the company’s common stock was higher prior to the Separation. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2008	2007	2006
Expected life	3.5 - 4 years	3.5 - 4 years	3.5 - 4.5 years
Expected volatility	23.1%	23.1%	20.0%
Risk-free interest rate	2.2% - 4.2%	4.4% - 4.9%	4.2% - 4.5%
Dividend yield	1.0%	1.0%	1.0%

The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The expected volatility is primarily based on the historical volatility of the company’s common stock. For stock option grants following the Separation, the expected volatility also takes into consideration the company’s implied volatility and the historical volatility of a group of peer companies. The risk-free interest rate represents the U.S. Treasury rate for the expected life of the stock options. The dividend yield represents the company’s anticipated cash dividend over the expected life of the stock options.

Stock option activity under the company’s plans for fiscal year 2008, including both continuing and discontinued operations, is summarized as follows:

	Number of Options (in thousands)	Weighted Average Option Price	Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at September 30, 2007	9,607	$16.51
Granted	1,685	$25.19
Exercised	(3,863)	$15.71
Canceled	(176)	$20.89
Settled*	(140)	$22.57

Outstanding at September 30, 2008	7,113	$18.78	7.3 years	$60,135

Exercisable at September 30, 2008	5,006	$16.91	6.5 years	$51,662

*	In connection with the sale of Cederroth, approximately 140,000 outstanding options held by Cederroth employees were settled in exchange for $621,000.

The total fair value of stock options that vested during fiscal year 2008 was $4.0 million. The total fair value of stock options that vested during fiscal year 2007, excluding the acceleration of vesting of all outstanding options in connection the with the Separation, was $2.1 million. In addition, on November 16, 2006 stock options with a total fair value of $14.2 million vested as a result of the Separation. In fiscal year 2006, the total fair value of stock options that vested was $9.3 million. The total intrinsic value of stock options exercised during fiscal years 2008, 2007 and 2006 was $37.3 million, $41.5 million and $17.7 million, respectively. The tax benefit realized from stock options exercised during fiscal years 2008, 2007 and 2006 was $12.9 million, $13.9 million and $6.0 million, respectively. As of September 30, 2008, the company had $8.0 million of unrecognized compensation cost related to stock options that will be recorded over a weighted average period of 2.6 years.

On November 13, 2006, the company adopted a new restricted stock plan, pursuant to which the company was authorized to grant up to 2.5 million restricted shares of common stock to employees. In January 2008, the company’s stockholders approved an amendment to the restricted stock plan which included a reduction in the number of authorized shares under the plan to 1.5 million and added a provision to make automatic grants of restricted shares with a value of approximately $65,000 to each non-employee director on the date of each regular annual meeting of shareholders. The first such grant occurred on January 24, 2008. As of September 30, 2008, approximately 1.1 million shares remain authorized for future issuance under the plan. The restricted shares under this plan meet the definition of “nonvested shares” in SFAS No. 123 (R). The restricted shares generally vest on a cumulative basis in four equal annual installments commencing two years after the date of grant. The total fair market value of restricted shares on the date of grant is amortized to expense on a straight-line basis over the vesting period.

The amortization expense related to restricted shares during fiscal years 2008, 2007 and 2006 was $2.0 million, $1.0 million and $1.3 million, respectively. The 2007 amount excludes the one-time charge related to the acceleration of vesting of all outstanding restricted shares in connection with the Separation. The 2008 amount includes the immediate expensing of the fair value of restricted shares granted during the second quarter to certain non-employee directors who had already met the service requirement under the restricted stock plan.

Restricted share activity under the plans for fiscal year 2008, including both continuing and discontinued operations, is summarized as follows:

	Number of Shares (in thousands)	Weighted Average Fair Value on Grant Date
Nonvested at September 30, 2007	266	$20.44
Granted	152	$25.05
Forfeited	(35)	$21.52
Settled*	(12)	$20.31

Nonvested at September 30, 2008	371	$22.23

*	In connection with the sale of Cederroth, approximately 12,000 restricted shares held by Cederroth employees were settled in exchange for $335,000.

The unamortized balance of restricted shares was included in unearned compensation, a separate component of stockholders’ equity, as of September 30, 2005 and was reclassified to additional paid-in capital upon the adoption of SFAS No. 123 (R). As of September 30, 2008, the company had $5.5 million of unearned compensation related to restricted shares that will be amortized to expense over a weighted average period of 3.5 years.

Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 107, “Share-Based Payment,” requires public companies to apply the rules of Accounting Series Release No. 268 (ASR 268), “Presentation in Financial Statements of Redeemable Preferred Stocks,” to stock options with contingent cash settlement provisions. ASR 268 requires securities with contingent cash settlement provisions which are not solely in the control of the issuer, without regard to probability of occurrence, to be classified outside of stockholders’ equity. The company’s stock option plans have a contingent cash settlement provision upon the occurrence of certain change in control events. While the company believes the possibility of occurrence of any change in control event which would trigger such cash settlement provision is remote, the contingent cash settlement of the stock options as a result of such event would not be solely in the control of the company. In accordance with ASR 268, the company has classified $5.7 million as “stock options subject to redemption” outside of stockholders’ equity on its consolidated balance sheet as of September 30, 2008. This amount represents the intrinsic value as of November 5, 2003 of currently outstanding stock options which were modified on that date as a result of the company’s conversion to one class of common stock. This amount will be reclassified into additional paid-in capital in future periods as the related stock options are exercised or canceled.

(9) Business Segments and Other Information

The company develops, manufactures, distributes and markets beauty care products as well as food and household products in the United States and more than 100 other countries. The company is organized into two reportable business segments—United States and International. In previous periods, these two businesses were reported together as the Consumer Packaged Goods segment. Prior year information has been reclassified to conform to the new segment presentation. The accounting policies of the segments are the same as described in the summary of significant accounting policies in note 2.

Business Segments

Segment data for the years ended September 30, 2008, 2007 and 2006 is as follows:

(In thousands)	2008	2007	2006
Net sales:
United States	$862,975	821,573	765,705
International	580,481	498,084	449,710

Total	1,443,456	1,319,657	1,215,415
Eliminations*	—	(4,208)	(29,415)

	$1,443,456	1,315,449	1,186,000

Earnings from continuing operations before provision for income taxes:
United States	$120,216	104,760	64,097
International	56,771	28,750	41,437

Segment operating profit	176,987	133,510	105,534
Stock option expense (note 8)	(4,581)	(3,547)	(10,339)
Restructuring and other (note 4)	(11,185)	(33,099)	—
Net interest income (expense)	9,586	3,918	(4,189)

	$170,807	100,782	91,006

Identifiable assets:
United States	$563,536	525,768	493,730
International	375,859	355,803	311,220

Total	939,395	881,571	804,950
Corporate**	524,795	372,575	242,007

Total Continuing Operations	1,464,190	1,254,146	1,046,957
Discontinued Operations	—	233,414	1,537,972

	$1,464,190	1,487,560	2,584,929

Depreciation and amortization expense:
United States	$15,961	16,691	13,331
International	9,610	10,104	8,846

Total	25,571	26,795	22,177
Corporate	309	942	2,197

	$25,880	27,737	24,374

Capital expenditures:
United States	$48,960	39,060	31,572
International	16,900	14,794	12,729

	$65,860	53,854	44,301

*	These amounts primarily reflect sales from the United States reportable segment to Sally prior to the November 16, 2006 closing of the Separation, which are required to be eliminated from net sales of continuing operations.
**	Corporate identifiable assets are primarily cash, cash equivalents and investments.

Supplemental Foreign Information

The company’s net sales and identifiable assets for continuing operations located outside the United States consist of the following for the years ended September 30, 2008, 2007 and 2006:

(In thousands)	2008	2007	2006
Net sales:
United Kingdom	$175,122	173,255	152,686
Other International	405,359	324,829	297,024

	$580,481	498,084	449,710

Identifiable assets*:
United Kingdom	$167,208	138,646	121,817
Sweden	245,329	20	18
Other International	246,490	260,170	234,237

	$659,027	398,836	356,072

*	The total identifiable assets noted above are greater than the International reportable segment amounts because certain Corporate assets are located outside the United States.

Major Customer Information

The company’s largest customer, Wal-Mart Stores, Inc. and its affiliated companies accounted for approximately 24% of net sales during fiscal years 2008 and 2007 and 23% during fiscal year 2006.

Supplemental Net Sales Information

The following table summarizes net sales for classes of similar products for the years ended September 30, 2008, 2007 and 2006:

(In thousands)	2008	2007	2006
Net sales:
Beauty Care	$1,358,993	1,239,390	1,135,571
Non-Beauty	84,463	80,267	79,844

Total	1,443,456	1,319,657	1,215,415
Eliminations*	—	(4,208)	(29,415)

	$1,443,456	1,315,449	1,186,000

*	These amounts primarily reflect sales of beauty care products to Sally prior to the November 16, 2006 closing of the Separation, which are required to be eliminated from net sales of continuing operations.

(10) Lease Commitments

The company’s leases cover certain manufacturing and warehousing properties, office facilities and equipment. Certain of the company’s leases include renewal options and escalation clauses. At September 30, 2008, future minimum payments under non-cancelable operating leases by fiscal year are as follows (in thousands):

2009	$7,855
2010	6,286
2011	5,897
2012	5,054
2013	2,817
2014 and later	546

Total minimum lease payments	$28,455

Total rental expense for operating leases amounted to $14.8 million in 2008, $13.4 million in 2007 and $11.7 million in 2006. Certain leases require the company to pay real estate taxes, insurance, maintenance and special assessments.

(11) Income Taxes

The provision for income taxes from continuing operations consists of the following:

(In thousands)	2008	2007	2006
Current:
Federal	$29,305	34,622	11,597
Foreign	25,467	11,091	14,638
State	4,011	3,450	(2,347)

	58,783	49,163	23,888

Deferred:
Federal	6,339	(16,550)	138
Foreign	(591)	(2,354)	477
State	237	(2,041)	658

	5,985	(20,945)	1,273

	$64,768	28,218	25,161

The difference between the U.S. statutory federal income tax rate and the effective income tax from continuing operations is summarized below:

	2008	2007	2006
U.S. statutory income tax rate	35.0%	35.0%	35.0%
Effect of foreign income taxes	4.0	(3.8)	(5.2)
State income taxes, net of federal tax benefit	1.8	1.1	(1.2)
Tax exempt interest income	(1.5)	(2.8)	(0.9)
Other, net	(1.4)	(1.5)	(0.1)

	37.9%	28.0%	27.6%

In fiscal year 2008, the “effect of foreign income taxes” was affected by income tax expense of approximately $11.0 million, or 6.5 percentage points, related to the local currency gain on U.S. dollar denominated cash held by Alberto Culver AB in Sweden following the sale of Cederroth. In all three fiscal years, the “effect of foreign income taxes” was affected by reductions in income tax accruals for certain foreign entities following the expiration of various statutes of limitations. The fiscal year 2007 amount was also affected by favorable resolutions of certain international tax audits and the fiscal year 2006 amount was also affected by the expected utilization of additional foreign tax credits.

Significant components of the company’s deferred tax assets and liabilities related to continuing operations at September 30, 2008 and 2007 are as follows:

(In thousands)	2008	2007
Deferred tax assets attributable to:
Stock-based compensation	$8,321	8,648
Foreign loss carryforwards	6,117	9,138
Accrued expenses	16,206	14,977
Long-term liabilities	10,236	6,864
Inventory adjustments	4,529	5,635
Other	2,300	3,620

Total gross deferred tax assets	47,709	48,882
Valuation allowance	(6,613)	(6,923)

Net deferred tax assets	41,096	41,959

Deferred tax liabilities attributable to depreciation and amortization	18,218	14,009

Total net deferred tax assets	$22,878	27,950

Other current assets at September 30, 2008 and 2007 include $19.9 million and $17.6 million, respectively, of net deferred tax assets. Other assets at September 30, 2008 and 2007 include $7.9 million and $16.6 million, respectively, of net deferred tax assets. Management believes that it is more likely than not that results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

The excess tax benefit realized upon the exercise of stock options is recorded in additional paid-in capital and totaled $10.8 million, $9.5 million and $1.8 million in fiscal years 2008, 2007 and 2006, respectively.

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

The following table provides a rollforward of the total amount of unrecognized tax benefits from October 1, 2007 to September 30, 2008, including amounts affecting both continuing and discontinued operations (in thousands):

Balance at October 1, 2007	$6,466
Gross increases related to tax positions in prior years	6,921
Gross increases related to tax positions in the current year	3,666
Settlements with taxing authorities	(37)
Expiration of statutes of limitations	(2,691)

Balance at September 30, 2008	$14,325

At October 1, 2007 and September 30, 2008, $4.8 million and $8.2 million, respectively, of the total liability for unrecognized tax benefits represent amounts that, if recognized, would favorably impact the company’s effective tax rates for either continuing or discontinued operations.

At October 1, 2007 and September 30, 2008, the company’s total liability for unrecognized tax benefits includes accrued interest and penalties of $1.4 million and $1.8 million, respectively. The total amount of interest and penalties recognized in the consolidated statement of earnings for fiscal year 2008 was $383,000.

The company files a consolidated U.S. federal income tax return, as well as income tax returns in various states and foreign jurisdictions. With some exceptions, the company is no longer subject to examinations by tax authorities in the U.S. for fiscal years ending before 2005 and in its major international markets for fiscal years ending before 2001.

In the next 12 months, the company’s effective tax rate and the amount of unrecognized tax benefits could be affected positively or negatively by the resolution of ongoing tax audits and the expiration of certain statutes of limitations. The company is unable to project the potential range of tax impacts at this time.

Earnings from continuing operations before provision for income taxes for domestic legal entities were $116.1 million, $75.2 million and $46.6 million in fiscal years 2008, 2007 and 2006, respectively. Earnings from continuing operations before provision for income taxes for foreign legal entities were $54.7 million, $25.6 million and $44.4 million in fiscal years 2008, 2007 and 2006, respectively.

Undistributed earnings of the company’s foreign operations amounting to $365.4 million at September 30, 2008 are intended to remain permanently invested to finance future growth and expansion. Accordingly, no U.S. income taxes have been provided on those earnings at September 30, 2008.

In connection with the Separation, the company and New Sally entered into a tax allocation agreement which allocates liability for taxes, including any taxes that may arise in connection with the Separation. Under the tax allocation agreement, in general, New Sally and the company are each liable for taxes attributable to their respective businesses. New Sally is responsible for its foreign, local, municipal and separate company state taxes as of the Separation. Except for certain taxes arising from the Separation, New Alberto Culver is responsible for all tax liabilities arising from tax audits for periods through the date of the Separation other than those attributable to the business of New Sally.

In the event that New Sally recognizes a taxable gain in connection with the New Alberto Culver share distribution because the New Alberto Culver share distribution does not qualify as a tax-free distribution under Section 355 of the Internal Revenue Code, the taxable gain recognized by New Sally would result in significant U.S. federal income tax liabilities to New Sally. Under the Internal Revenue Code, New Sally would be primarily liable for these taxes and the company would be secondarily liable. Under the terms of the tax allocation agreement, the company will generally be required to indemnify New Sally against any such tax liabilities unless such failure results solely from an act of New Sally or its affiliates (including Investor), subject to specified exceptions, after the New Alberto Culver share distribution.

The tax allocation agreement is not binding on the Internal Revenue Service or any other governmental entity and does not affect the liability of each of New Alberto Culver, New Sally, and their respective subsidiaries and affiliates to the Internal Revenue Service or any other governmental authority for all federal, foreign, state or local taxes of the consolidated group relating to periods through the date of the New Alberto Culver share distribution.

(12) New Accounting Pronouncements

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

(13) Subsequent Event

On October 1, 2008, the company acquired the Noxzema skin care business in the United States, Canada and portions of Latin America, as well as the worldwide rights and trademarks to the Noxzema brand. The total amount paid for the acquisition was $81 million. The purchase price allocation for this acquisition is not yet finalized. The company expects that a significant portion of the purchase price will be allocated to the Noxzema trade name and other identifiable intangible assets, with the remainder considered goodwill.

(14) Quarterly Financial Data (Unaudited)

Unaudited quarterly consolidated statement of earnings information for the fiscal years ended September 30, 2008 and 2007 is summarized below (in thousands, except per share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2008:
Net sales	$343,187	349,369	364,913	385,987
Gross profit	$178,467	186,060	193,262	199,492
Earnings from continuing operations	$29,542	26,637	29,685	20,175
Net earnings	$30,907	29,027	21,133	147,087
Earnings per share from continuing operations:
Basic	$.30	.27	.30	.21
Diluted*	$.29	.26	.29	.20
Net earnings per share:
Basic*	$.32	.29	.21	1.51
Diluted*	$.31	.28	.21	1.48
2007:
Net sales	$299,495	331,223	325,014	359,717
Gross profit	$152,842	168,331	167,308	184,796
Earnings (loss) from continuing operations	$(285)	20,208	23,226	29,415
Net earnings (loss)	$(5,880)	22,558	25,096	36,490
Earnings per share from continuing operations:
Basic*	$—	.21	.24	.30
Diluted*	$—	.20	.23	.29
Net earnings (loss) per share:
Basic*	$(.06)	.23	.26	.37
Diluted*	$(.06)	.23	.25	.36

*	The sum of the quarterly per share amounts does not equal the annual per share amounts due to changes in weighted average shares outstanding during the year and rounding.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Alberto-Culver Company:

We have audited the accompanying consolidated balance sheets of Alberto Culver Company and subsidiaries as of September 30, 2008 and 2007, and the related consolidated statements of earnings, cash flows and stockholders’ equity for each of the years in the three-year period ended September 30, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alberto Culver Company and subsidiaries as of September 30, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in note 2 to the consolidated financial statements, the Company changed its method of accounting for uncertainty in income taxes effective October 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Alberto Culver Company’s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 25, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

KPMG LLP

Chicago, Illinois

November 25, 2008

Management’s Report on Internal Control over Financial Reporting

Management of Alberto Culver Company and its subsidiaries (the company) is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. The company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, management assessed the effectiveness of the company’s internal control over financial reporting as of September 30, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the company’s internal control over financial reporting was effective as of September 30, 2008.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2008 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ V. James Marino	/s/ Ralph J. Nicoletti
V. James Marino	Ralph J. Nicoletti
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

November 25, 2008

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Stockholders

Alberto-Culver Company:

We have audited Alberto Culver Company’s (the Company) internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Alberto Culver Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alberto Culver Company and subsidiaries as of September 30, 2008 and 2007, and the related consolidated statements of earnings, cash flows and stockholders’ equity for each of the years in the three-year period ended September 30, 2008, and our report dated November 25, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

KPMG LLP

Chicago, Illinois

November 25, 2008

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	As of the end of the period covered by this Annual Report on Form 10-K, the company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer of the company have concluded that Alberto Culver Company’s disclosure controls and procedures are effective.

(b)	There were no changes in the company’s internal control over financial reporting that occurred during the company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

(c)	“Management’s Report on Internal Control over Financial Reporting” and KPMG LLP’s “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting” for the year ended September 30, 2008 are included within Item 8 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required for this Item regarding the directors of the company is incorporated herein by reference to the sections entitled “Election of Directors,” “Meetings and Committees of the Board of Directors” and “Nominations of Directors” in the registrant’s proxy statement for its annual meeting of stockholders on January 22, 2009. Other information required for this Item is incorporated herein by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the registrant’s proxy statement for its annual meeting of stockholders on January 22, 2009.

Executive Officers

Set forth below is information concerning the company’s executive officers. Executive officers of the company and its subsidiaries are elected annually.

Name	Age	Position
Carol L. Bernick	56	Executive Chairman of the Board of Directors
V. James Marino	58	President, Chief Executive Officer and Director
Gina R. Boswell	45	President, Global Brands
Richard J. Hynes	61	President, International
Kenneth C. Keller, Jr.	47	President, United States
Richard S. Mewborn	49	Senior Vice President, Global Operations
Ralph J. Nicoletti	50	Senior Vice President and Chief Financial Officer
Gary P. Schmidt	57	Senior Vice President, General Counsel and Secretary

Carol L. Bernick has served as the Executive Chairman of the Alberto Culver Board of Directors since October 2004 and has served as a director of Alberto Culver since 1984. She served as President of Alberto Culver USA, Inc., a wholly-owned subsidiary of Alberto Culver, from 1994 to October 2004; as Vice Chairman of Alberto Culver from 1998 to October 2004; as President of Alberto Culver Consumer Products Worldwide, a division of Alberto Culver, from 2002 to October 2004; and as Assistant Secretary of Alberto Culver from 1990 to October 2004. Ms. Bernick is the daughter of Leonard H. Lavin, Chairman Emeritus and a director of Alberto Culver.

V. James Marino has served as the President and Chief Executive Officer, as well as a director, since November 2006. Mr. Marino served as the President of Alberto Culver Consumer Products Worldwide from October 2004 to November 2006. From 2002 to October 2004, Mr. Marino served as the President of Alberto Personal Care Worldwide, a division of Alberto Culver. Mr. Marino is also a director of Phillips – Van Heusen Corporation.

Gina R. Boswell has served as the President, Global Brands since February 2008. From February 2005 through May 2007, she served as Senior Vice President and Chief Operating Officer – North America for Avon Products, Inc. Ms. Boswell served as Senior Vice President – Corporate Strategy and Business Development for Avon Products, Inc. from 2003 to February 2005. Prior to that, Ms. Boswell was an executive with Ford Motor Company since 1999. Ms. Boswell is also a director of Manpower, Inc.

Richard J. Hynes has served as the President, International since December 2007. From November 2006 to December 2007, he served as Senior Vice President, Commercial Management. Mr. Hynes served as Senior Vice President of Alberto Personal Care Worldwide from 2002 to November 2006.

Kenneth C. Keller, Jr. has served as the President, United States since September 2008. From November 2006 to March 2008, he served as Chief Marketing Officer and Executive Vice President for Motorola, Inc. Prior to that, Mr. Keller served as Chairman and Chief Executive Officer for Heinz Italia from 2004 to 2006. From 2003 to 2004, he served as Chief Growth Officer for H.J. Heinz Company.

Richard S. Mewborn has served as the Senior Vice President of Global Operations since June 2008. From August 2003 to June 2008, Mr. Mewborn served as Vice President of Global Operations. From 2001 to August 2003, he served as Latin American Regional Supply Director for Reckitt Benckiser.

Ralph J. Nicoletti has served as the Senior Vice President and Chief Financial Officer since February 2007. Prior to that, Mr. Nicoletti served as Senior Vice President of Corporate Audit of Kraft Foods Inc. from March 2006 to February 2007. From 2001 to March 2006, he served as Senior Vice President of Finance for Kraft Foods North America.

Gary P. Schmidt has served as the Senior Vice President, General Counsel and Secretary of Alberto Culver since January 2005. From January 2004 to January 2005, he served as the Senior Vice President, General Counsel and Assistant Secretary of Alberto Culver. Prior to that, Mr. Schmidt served as the Vice President, General Counsel and Assistant Secretary of Alberto Culver since 1997.

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

As required by the NYSE, on February 12, 2008, V. James Marino submitted his annual certification to the NYSE that stated he was not aware of any violation by the company of the NYSE corporate governance listing standards.

ITEM 11.	EXECUTIVE COMPENSATION

Information required for this Item is incorporated herein by reference to the sections entitled “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Director Compensation,” “Potential Payments Upon Termination or Change in Control” and “Compensation Committee Report” in the registrant’s proxy statement for its annual meeting of stockholders on January 22, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required for this Item is incorporated herein by reference to the sections entitled “Equity Compensation Plan Information” and “Security Ownership of Management and Certain Beneficial Owners” in the registrant’s proxy statement for its annual meeting of stockholders on January 22, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required for this Item is incorporated herein by reference to the section entitled “Director Independence” in the registrant’s proxy statement for its annual meeting of stockholders on January 22, 2009. There were no relationships or related transactions to disclose.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required for this Item is incorporated herein by reference to the section entitled “Audit and Related Fees” in the registrant’s proxy statement for its annual meeting of stockholders on January 22, 2009.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

1.	The consolidated financial statements of Alberto Culver Company are included in Item 8 of this Annual Report on Form 10-K.

2.	Financial statement schedules:

Description	Schedule
Valuation and Qualifying Accounts	II

All other schedules are omitted as the information required is not applicable.

3.	Exhibits:

Exhibit Number	Description
2(a)	Copy of Separation Agreement dated as of June 19, 2006 among New Sally Holdings, Inc., Sally Holdings, Inc., New Aristotle Holdings, Inc. and Alberto-Culver Company (filed as Exhibit 2.01 and incorporated herein by reference to the company’s (Registrant 1-5050) Form 8-K Current Report filed June 22, 2006).

2(b)	Copy of First Amendment to the Separation Agreement, dated as of October 3, 2006, among Alberto-Culver Company, Sally Holdings, Inc., New Sally Holdings, Inc. and New Aristotle Holdings, Inc. (filed as Exhibit 2.01 and incorporated herein by reference to the company’s (Registrant 1-5050) Form 8-K filed on October 6, 2006).

2(c)	Copy of Second Amendment to the Separation Agreement, dated as of October 26, 2006, among Alberto-Culver Company, Sally Holdings, Inc., New Sally Holdings, Inc. and New Aristotle Holdings, Inc. (filed as Exhibit 2.01 and incorporated herein by reference to New Alberto-Culver’s Form 8-K filed on October 27, 2006).

2(d)	Copy of Investment Agreement dated as of June 19, 2006 among Alberto-Culver Company, New Aristotle Company, Sally Holdings, Inc., New Sally Holdings, Inc. and CDRS Acquisition LLC (filed as Exhibit 2.02 and incorporated herein by reference to the company’s (Registrant 1-5050) Form 8-K Current Report filed June 22, 2006).

2(e)	Copy of First Amendment to the Investment Agreement, dated as of October 3, 2006, among Alberto-Culver Company, New Aristotle Company, Sally Holdings, Inc., New Sally Holdings, Inc. and CDRS Acquisition LLC (filed as Exhibit 2.02 and incorporated herein by reference to the company’s (Exhibit 1-5050) Form 8-K filed on October 6, 2006).

2(f)	Copy of Second Amendment to the Investment Agreement, dated as of October 26, 2006, among Alberto-Culver Company, New Aristotle Company, Sally Holdings, Inc., New Sally Holdings, Inc. and CDRS Acquisition LLC (filed as Exhibit 2.02 and incorporated herein by reference to New Alberto-Culver’s Form 8-K filed on October 27, 2006).

2(g)	Copy of Tax Allocation Agreement dated as of June 19, 2006 among New Sally Holdings, Inc., Sally Holdings, Inc., New Aristotle Holdings, Inc. and Alberto-Culver Company (filed as Exhibit 10.01 and incorporated herein by reference to the company’s (Registrant 1-5050) Form 8-K Current Report filed June 22, 2006).

2(h)	Copy of First Amendment to the Tax Allocation Agreement, dated as of October 3, 2006, among Alberto-Culver Company, New Aristotle Holdings, Inc., New Sally Holdings, Inc. and Sally Holdings, Inc. (filed as Exhibit 10.01 and incorporated herein by reference to the company’s (Registrant 1-5050) Form 8-K filed on October 6, 2006).

2(i)	Copy of Second Amendment to the Tax Allocation Agreement, dated as of October 26, 2006, among Alberto-Culver Company, New Aristotle Holdings, Inc., New Sally Holdings, Inc. and Sally Holdings, Inc. (filed as Exhibit 10.01 and incorporated herein by reference to New Alberto-Culver’s Form 8-K filed on October 27, 2006).

2(j)	Copy of Employee Matters Agreement dated as of June 19, 2006 among New Sally Holdings, Inc., Sally Holdings, Inc., Alberto-Culver Company and New Aristotle Holdings, Inc.* (filed as Exhibit 10.02 and incorporated herein by reference to the company’s (Exhibit 1-5050) Form 8-K Current Report filed June 22, 2006).

Exhibit Number	Description
2(k)	Copy of First Amendment to the Employee Matters Agreement, dated as of October 3, 2006, among Alberto-Culver Company, New Aristotle Holdings, Inc., New Sally Holdings, Inc. and Sally Holdings, Inc. (filed as Exhibit 10.02 and incorporated herein by reference to the company’s (Exhibit 1-5050) Form 8-K filed on October 6, 2006).

2(l)	Copy of Second Amendment to the Employee Matters Agreement, dated as of October 26, 2006, among Alberto-Culver Company, New Aristotle Holdings, Inc., New Sally Holdings, Inc. and Sally Holdings, Inc. (filed as Exhibit 10.02 and incorporated herein by reference to New Alberto-Culver’s Form 8-K filed on October 27, 2006).

2(m)	Copy of Share Sale and Purchase Agreement, dated as of May 18, 2008, between Alberto Culver Aktiebolag and Cederroth Intressenter AB (filed as Exhibit 2 and incorporated herein by reference to the company’s Form 8-K Current Report filed on August 6, 2008).

2(n)	Copy of Side Letter, dated as of July 31, 2008, between Alberto Culver Aktiebolag and Cederroth Intressenter AB.

3(i)	Copy of Amended and Restated Certificate of Incorporation of Alberto-Culver Company (filed as Exhibit 4.1 and incorporated herein by reference to New Alberto-Culver’s Registration Statement on Form S-8 (registration no. 333-138794) filed on November 17, 2006).

3(ii)	Copy of Amended and Restated By-laws of Alberto-Culver Company (filed as Exhibit 4.2 and incorporated herein by reference to New Alberto-Culver’s Registration Statement on Form S-8 (registration no. 333-138794) filed on November 17, 2006).

4	Certain instruments defining the rights of holders of long-term obligations of the registrant and certain of its subsidiaries (the total amount of securities authorized under each of which does not exceed ten percent of the registrant’s consolidated assets) are omitted pursuant to part 4 (iii) (A) of Item 601 (b) of Regulation S-K. The registrant agrees to furnish copies of any such instruments to the Securities and Exchange Commission upon request.

4(a)	Copy of Indenture dated June 10, 1998 between Alberto-Culver Company and The First National Bank of Chicago, as Trustee (filed as Exhibit 4(a) and incorporated herein by reference to the company’s (Registrant 1-5050) Form 10-Q Quarterly Report for the quarter ended June 30, 1998).

4(b)	Copy of First Supplemental Indenture, dated as of October 5, 2006, between Alberto-Culver Company and The Bank of New York Trust Company, N.A. (filed as Exhibit 4.01 and incorporated herein by reference to the company’s (Registrant 1-5050) Form 8-K filed on October 6, 2006).

4(c)	Copy of Second Supplemental Indenture, dated as of November 16, 2006, among Alberto-Culver Company, New Alberto-Culver LLC and The Bank of New York Trust Company, N.A. (filed as Exhibit 4.1 and incorporated herein by reference to New Alberto-Culver’s Form 8-K filed on November 22, 2006).

4(d)	Copy of Second Amended and Restated Credit Agreement dated as of November 13, 2006 among Alberto-Culver Company, New Aristotle Holdings, Inc., Alberto-Culver USA, Inc., Bank of America, N.A., as administrative agent, and the other financial institutions party thereto (filed as Exhibit 4 and incorporated herein by reference to New Alberto-Culver’s Form 8-K filed on November 15, 2006).

10(a)	Copy of Alberto-Culver Company Employee Stock Option Plan of 1988, as amended* (filed as Exhibit 10(c) and incorporated herein by reference to the company’s Form 10-K Annual Report for the year ended September 30, 2006).

10(b)	Copy of Alberto-Culver Company Employee Stock Option Plan of 2003, as amended* (filed as Exhibit 10(d) and incorporated herein by reference to the company’s Form 10-K Annual Report for the year ended September 30, 2006).

10(c)	Copy of Alberto-Culver Company 1994 Stock Option Plan for Non-Employee Directors, as amended* (filed as Exhibit 10(g) and incorporated herein by reference to the company’s Form 10-K Annual Report for the year ended September 30, 2006).

10(d)	Copy of Alberto-Culver Company 2003 Stock Option Plan for Non-Employee Directors, as amended on October 26, 2006* (filed as Exhibit 10(h) and incorporated herein by reference to the company’s Form 10-K Annual Report for the year ended September 30, 2006).

Exhibit Number	Description
10(e)	Copy of Alberto-Culver Company Executive Deferred Compensation Plan, as amended and restated through January 1, 2005* (filed as Exhibit 10(i) and incorporated herein by reference to the company’s Form 10-K Annual Report for the year ended September 30, 2006).

10(f)	Copy of Alberto-Culver Company Deferred Compensation Plan for Non-Employee Directors, as amended* (filed as Exhibit 10(j) and incorporated herein by reference to the company’s Form 10-K Annual Report for the year ended September 30, 2006).

10(g)	Copy of Alberto-Culver Company Management Incentive Plan, as amended on January 24, 2008* (filed as Exhibit 10(c) and incorporated herein by reference to the company’s Form 10-Q Quarterly Report for the quarter ended March 31, 2008).

10(h)	Copy of Alberto-Culver Company 2006 Shareholder Value Incentive Plan, as amended on January 24, 2008* (filed as Exhibit 10(b) and incorporated herein by reference to the company’s Form 10-Q Quarterly Report for the quarter ended March 31, 2008).

10(i)	Copy of Alberto-Culver Company Employee Stock Option Plan of 2006, as amended on September 17, 2008*.

10(j)	Copy of Alberto-Culver Company 2006 Restricted Stock Plan, as amended on October 22, 2008*.

10(k)	Copy of 2006 Stock Option Plan for Non-Employee Directors, as amended on October 24, 2007* (filed as Exhibit 10(k) and incorporated herein by reference to the company’s Form 10-K Annual Report for the year ended September 30, 2007).

10(l)	Copy of Alberto-Culver Company Executive Deferred Compensation Plan, as amended on September 18, 2007* (filed as Exhibit 10(l) and incorporated herein by reference to the company’s Form 10-K Annual Report for the year ended September 30, 2007).

10(m)	Copy of Alberto-Culver Company Deferred Compensation Plan for Non-Employee Directors, as amended on October 23, 2008*.

10(n)	Copy of Split Dollar Life Insurance Agreement dated September 30, 1993 between Alberto-Culver Company and the trustee of the Lavin Survivorship Insurance Trust* (filed as Exhibit 10(e) and incorporated herein by reference to the company’s (Registrant 1-5050) Form 10-K Annual Report for the year ended September 30, 1993).

10(o)	Form of Key Executive Deferred Compensation Agreement between Alberto-Culver Company and certain of its officers, and schedule setting forth the registrant’s executive officers (as defined in Item 402 of Regulation S-K) who are parties to such an agreement and the material terms of each such named executive officer’s agreement* (filed as Exhibit 10(k) and incorporated herein by reference to the company’s (Registrant 1-5050) Form 10-K Annual Report for the year ended September 30, 2003).

10(p)	Form of Amendment of Key Executive Deferred Compensation Agreement between Alberto-Culver Company and certain of its officers* (filed as Exhibit 10 and incorporated herein by reference to the company’s (Registrant 1-5050) Form 8-K Current Report filed January 18, 2005).

10(q)	Copy of Employment Agreement between Leonard H. Lavin and Alberto-Culver Company dated as of December 6, 2004* (filed as Exhibit 10 and incorporated herein by reference to the company’s (Registrant 1-5050) Form 8-K Current Report filed December 8, 2004).

10(r)	Copy of Amendment to Employment Agreement between Leonard H. Lavin and Alberto-Culver Company dated April 27, 2005 (original agreement dated as of December 6, 2004)* (filed as Exhibit 10(a) and incorporated herein by reference to the company’s (Registrant 1-5050) Form 8-K Current Report filed April 28, 2005).

10(s)	Copy of Time Sharing Agreement dated as of August 21, 2007 between Eighteen, LLC and Alberto-Culver USA, Inc. (filed as Exhibit 10(s) and incorporated herein by reference to the company’s Form 10-K Annual Report for the year ended September 30, 2007).

10(t)	Copy of Severance Agreement dated as of November 30, 2007 between Alberto-Culver Company and Carol L. Bernick*.

10(u)	Copy of Severance Agreement dated as of November 30, 2007 between Alberto-Culver Company and Richard J. Hynes*.

Exhibit Number	Description
10(v)	Copy of Severance Agreement dated as of November 30, 2007 between Alberto-Culver Company and V. James Marino*.

10(w)	Copy of Severance Agreement dated as of November 30, 2007 between Alberto-Culver Company and Gary P. Schmidt*.

10(x)	Copy of Separation Agreement dated as of November 27, 2006 between Alberto-Culver Company and William J. Cernugel* (filed as Exhibit 10(a) and incorporated herein by reference to the company’s Form 10-Q Quarterly Report for the quarter ended March 31, 2007).

10(y)	Copy of Offer Letter dated as of November 14, 2006 between Alberto-Culver Company and Ralph J. Nicoletti* (filed as Exhibit 10(b) and incorporated herein by reference to the company’s Form 10-Q Quarterly Report for the quarter ended March 31, 2007).

10(z)	Copy of Severance Agreement dated as of February 27, 2007 between Alberto-Culver Company and Ralph J. Nicoletti* (filed as Exhibit 10(c) and incorporated herein by reference to the company’s Form 10-Q Quarterly Report for the quarter ended March 31, 2007).

10(aa)

Copy of Membership Interest Purchase Agreement dated January 10, 2007 among the Leonard H. Lavin Trust

u/a/d 12/18/87, Eighteen, LLC and Alberto-Culver USA, Inc. (filed as Exhibit 10(ee) and incorporated herein by reference to the company’s Form 10-K Annual Report for the year ended September 30, 2007).

10(bb)	Copy of Termination and Repurchase Agreement dated January 30, 2007 among NJI Sales, Inc., Netjets International, Inc., Netjets Services, Inc. and Alberto-Culver USA, Inc. (filed as Exhibit 10(ff) and incorporated herein by reference to the company’s Form 10-K Annual Report for the year ended September 30, 2007).

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31(a)	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

31(b)	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit is a management contract or compensatory plan or arrangement of the registrant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of November, 2008.

ALBERTO CULVER COMPANY

By	/s/ V. James Marino
V. James Marino
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carol L. Bernick Carol L. Bernick	Executive Chairman of the Board and Director	November 25, 2008

/s/ V. James Marino V. James Marino	President, Chief Executive Officer and Director (Principal Executive Officer)	November 25, 2008

/s/ Leonard H. Lavin Leonard H. Lavin	Chairman Emeritus and Director	November 25, 2008

/s/ Ralph J. Nicoletti Ralph J. Nicoletti	Senior Vice President and Chief Financial Officer (Principal Financial & Accounting Officer)	November 25, 2008

/s/ James G. Brocksmith, Jr. James G. Brocksmith, Jr.	Director	November 25, 2008

/s/ Thomas A. Dattilo Thomas A. Dattilo	Director	November 25, 2008

/s/ Jim Edgar Jim Edgar	Director	November 21, 2008

/s/ George L. Fotiades George L. Fotiades	Director	November 25, 2008

/s/ King Harris King Harris	Director	November 25, 2008

/s/ Katherine S. Napier Katherine S. Napier	Director	November 25, 2008

/s/ Robert H. Rock Robert H. Rock	Director	November 25, 2008

/s/ Sam J. Susser Sam J. Susser	Director	November 25, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Alberto-Culver Company:

Under date of November 25, 2008, we reported on the consolidated balance sheets of Alberto Culver Company and subsidiaries as of September 30, 2008 and 2007, and the related consolidated statements of earnings, cash flows and stockholders’ equity for each of the years in the three-year period ended September 30, 2008, as contained in the 2008 annual report to stockholders. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in Item 15(a)2 of the annual report on Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the consolidated financial statements, the Company changed its method of accounting for uncertainty in income taxes effective October 1, 2007.

/s/ KPMG LLP

KPMG LLP

Chicago, Illinois

November 25, 2008

Schedule II

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Valuation and Qualifying Accounts

(In thousands)

	Year Ended September 30,
	2008	2007	2006
Allowance for doubtful accounts:
Balance at beginning of period	$3,150	2,880	3,082
Additions (deductions):
Bad debt expense (benefit)	889	437	(4)
Uncollectible accounts written off, net of recoveries	(1,139)	(221)	(212)
Other, including the effect of foreign exchange rates	(130)	54	14

Balance at end of period	$2,770	3,150	2,880

Inventory allowances:
Balance at beginning of period	$14,340	11,216	5,678
Additions (deductions):
Charged to expense	4,926	15,890	11,522
Write-offs	(10,239)	(13,409)	(6,068)
Other, including the effect of foreign exchange rates	(507)	643	84

Balance at end of period	$8,520	14,340	11,216

The schedule above reflects only continuing operations.