Form 10-Q
period 2008-12-31
Alberto-Culver CO
filed 2009-02-05
CIK 1368457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:

December 31, 2008

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes  ☐    No  ☒

At December 31, 2008, the company had 98,059,133 shares of common stock outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

Three Months Ended December 31, 2008 and 2007

(in thousands, except per share data)

	(Unaudited)
	2008	2007
Net sales	$352,834	343,187
Cost of products sold	170,824	164,720

Gross profit	182,010	178,467
Advertising, marketing, selling and administrative expenses	122,394	132,261
Restructuring and other (note 3)	292	4,789

Operating earnings	59,324	41,417
Interest income, net of interest expense of $188 in 2008 and $1,713 in 2007	(1,292)	(2,718)

Earnings from continuing operations before provision for income taxes	60,616	44,135
Provision for income taxes	29,319	14,593

Earnings from continuing operations	31,297	29,542
Earnings from discontinued operations, net of income taxes (note 2)	357	1,365

Net earnings	$31,654	30,907

Basic earnings per share:
Continuing operations	$.32	.30
Discontinued operations	—	.02

Total	$.32	.32

Diluted earnings per share:
Continuing operations	$.32	.29
Discontinued operations	—	.02

Total	$.32	.31

Weighted average shares outstanding:
Basic	97,525	98,091

Diluted	98,889	100,608

Cash dividends paid per share	$.065	.055

See Notes to Consolidated Financial Statements.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2008 and September 30, 2008

(in thousands, except share data)

	(Unaudited)
	December 31,	September 30,
	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$325,914	445,332
Short-term investments	8,440	8,398
Receivables, less allowance for doubtful accounts ($2,459 at December 31, 2008 and $2,770 at September 30, 2008)	233,607	244,316
Inventories:
Raw materials	46,517	42,119
Work-in-process	3,676	3,434
Finished goods	108,924	103,959

Total inventories	159,117	149,512
Other current assets	37,566	32,822

Total current assets	764,644	880,380

Property, plant and equipment at cost, less accumulated depreciation ($197,817 at December 31, 2008 and $202,302 at September 30, 2008)	220,842	221,667
Goodwill	220,490	159,218
Trade names	89,936	74,797
Long-term investments	56,697	57,443
Other assets	75,904	70,685

Total assets	$1,428,513	1,464,190

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$151	184
Accounts payable	134,930	147,467
Accrued expenses	92,524	119,574
Income taxes	22,493	14,775

Total current liabilities	250,098	282,000

Long-term debt	512	683
Income taxes	19,897	19,084
Other liabilities	45,850	46,092

Total liabilities	316,357	347,859

Stock options subject to redemption	5,488	5,725
Stockholders’ equity:
Preferred stock, par value $.01 per share, authorized 50,000,000 shares, none issued	—	—
Common stock, par value $.01 per share, authorized 300,000,000 shares, issued 98,059,133 shares at December 31, 2008 and 97,862,634 shares at September 30, 2008	981	979
Additional paid-in capital	450,604	444,272
Retained earnings	727,660	702,375
Accumulated other comprehensive loss	(72,577)	(37,020)

Total stockholders’ equity	1,106,668	1,110,606

Total liabilities and stockholders’ equity	$1,428,513	1,464,190

See Notes to Consolidated Financial Statements.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Three Months Ended December 31, 2008 and 2007

(in thousands)

	(Unaudited)
	2008	2007
Cash Flows from Operating Activities:
Net earnings	$31,654	30,907
Less: Earnings from discontinued operations	357	1,365

Earnings from continuing operations	31,297	29,542
Adjustments to reconcile earnings from continuing operations to net cash provided (used) by operating activities:
Depreciation	5,553	6,017
Amortization of other assets and unearned compensation	1,013	832
Restructuring and other – non-cash charges (note 3)	61	2,375
Restructuring and other – gain on sale of assets (note 3)	(125)	—
Stock option expense (note 7)	3,060	2,135
Deferred income taxes	(1,965)	(1,165)
Cash effects of changes in:
Receivables, net	(9,510)	18,637
Inventories	(19,366)	(3,740)
Other current assets	(3,864)	(4,486)
Accounts payable and accrued expenses	(33,709)	(29,543)
Income taxes	10,079	10,320
Other assets	(405)	(2,246)
Other liabilities	1,264	983

Net cash provided (used) by operating activities	(16,617)	29,661

Cash Flows from Investing Activities:
Proceeds from sales of investments	—	174,705
Payments for purchases of investments	—	(178,055)
Capital expenditures	(14,550)	(12,049)
Payments for purchased business (note 10)	(83,562)	—
Payments related to the sale of Cederroth (note 2)	(1,454)	(87)
Proceeds from disposals of assets	754	64

Net cash used by investing activities	(98,812)	(15,422)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	641
Repayments of long-term debt	(42)	(54)
Change in book cash overdraft	10,888	6,167
Proceeds from exercises of stock options	472	7,848
Excess tax benefit from stock option exercises	19	1,341
Cash dividends paid	(6,369)	(5,402)
Stock purchased (note 5)	(334)	(7)

Net cash provided by financing activities	4,634	10,534

Effect of foreign exchange rate changes on cash and cash equivalents	(8,623)	(539)

Net cash provided (used) by continuing operations	(119,418)	24,234

(continued)

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

Three Months Ended December 31, 2008 and 2007

(in thousands)

	(Unaudited)
	2008	2007
Discontinued Operations:
Net cash provided by operating activities of discontinued operations	—	8,114
Net cash used by investing activities of discontinued operations	—	(606)
Net cash provided by financing activities of discontinued operations	—	177
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	—	(210)

Net cash provided by discontinued operations	—	7,475

Net increase (decrease) in cash and cash equivalents	(119,418)	31,709
Cash and cash equivalents at beginning of period, including cash and cash equivalents of discontinued operations	445,332	93,062

Cash and cash equivalents at end of period, including cash and cash equivalents of discontinued operations	$325,914	124,771

See Notes to Consolidated Financial Statements.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

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

Prior to July 31, 2008, the company also owned and operated the Cederroth International (Cederroth) business which manufactured, marketed and distributed beauty, health care and household products throughout Scandinavia and in other parts of Europe. As more fully described in note 2, on July 31, 2008 the company sold its Cederroth business to CapMan, a Nordic based private equity firm. Pursuant to the transaction agreement, a company managed by CapMan purchased all of the issued and outstanding shares of Cederroth International AB, which owns the various Cederroth operating companies.

In accordance with the provisions of the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations and cash flows related to the Cederroth business are reported as discontinued operations for all periods presented.

Prior to November 16, 2006, the company also operated a beauty supply distribution business which included two segments: (1) Sally Beauty Supply, a domestic and international chain of cash-and-carry stores offering professional beauty supplies to both salon professionals and retail consumers, and (2) Beauty Systems Group, a full-service beauty supply distributor offering professional brands directly to salons through its own sales force and professional-only stores in exclusive geographical territories in North America and Europe. These two segments comprised Sally Holdings, Inc. (Sally Holdings), a wholly-owned subsidiary of the company. As more fully described in note 2, on November 16, 2006 the company separated into two publicly-traded companies: New Alberto Culver and Sally Beauty Holdings, Inc. (New Sally). This separation of the company into New Alberto Culver and New Sally involving Clayton, Dubilier & Rice (CD&R) is hereafter referred to as the “Separation.”

In accordance with the provisions of SFAS No. 144, the results of operations related to Sally Holdings’ beauty supply distribution business are reported as discontinued operations for all periods presented.

Unless otherwise noted, all disclosures in the notes accompanying the consolidated financial statements reflect only continuing operations.

The consolidated financial statements of the company contained in this report have not been audited by the company’s independent registered public accounting firm; however, the balance sheet information presented at September 30, 2008 has been derived from the company’s audited 2008 financial statements. In the opinion of the company, the consolidated financial statements reflect all adjustments, which include only normal recurring adjustments except as described in note 3 below, necessary to present fairly the data contained therein. The results of operations for the periods presented are not necessarily indicative of results for a full year. Certain amounts for the prior year have been reclassified to conform to the current year’s presentation.

During the fourth quarter of fiscal year 2008, the company determined that certain costs previously classified in the consolidated statements of earnings as components of advertising, marketing, selling and administrative expenses should be classified as cost of products sold to be consistent with the company’s policy of capitalizing these costs in inventory. As a result, for the first quarter of fiscal year 2008 the company has reclassified $4.1 million of these costs, which are associated with the transfer of finished goods from manufacturing plants to distribution centers. The reclassification had no effect on earnings or cash flows.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in the financial statements. Actual results may differ from those estimates. Management believes these estimates and assumptions are reasonable.

The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

(2) DISCONTINUED OPERATIONS

The results of discontinued operations, including both Cederroth and Sally Holdings, for the three months ended December 31, 2008 and 2007 were as follows (in thousands):

	Three months ended
	December 31
	2008	2007
Net sales	$—	57,488

Earnings before provision for income taxes	$438	2,461
Provision for income taxes	162	144

Earnings from discontinued businesses, net of income taxes	276	2,317

Gain (loss) on the sale of Cederroth	81	(952)

Earnings from discontinued operations, net of income taxes	$357	1,365

The earnings from discontinued operations, net of income taxes consists of the following amounts related to Cederroth and Sally Holdings (in thousands):

	Three months ended
	December 31
	2008	2007
Cederroth (see below)	$81	(38)
Sally Holdings (see page 8)	276	1,403

Total earnings from discontinued operations, net of income taxes	$357	1,365

Cederroth International

On May 18, 2008, the company entered into an agreement to sell its Cederroth business to CapMan, a Nordic based private equity firm. Pursuant to the transaction agreement, on July 31, 2008 Cederroth Intressenter AB, a company owned by two funds controlled by CapMan, purchased all of the issued and outstanding shares of Cederroth International AB in exchange for 159.5 million Euros, from Alberto Culver AB, a wholly-owned Swedish subsidiary of the company. The Euros were immediately converted to $243.8 million based on the deal contingent Euro forward contract entered into by the company in connection with the transaction. The purchase price was adjusted in the first quarter of fiscal year 2009, resulting in a cash payment of $1.2 million from Alberto Culver AB to CapMan, and is subject to further adjustment to the extent the final, agreed-upon balances of cash, debt and working capital as of the July 31, 2008 closing date differ from estimates assumed in the transaction agreement.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

During the first quarter of fiscal year 2008, the company incurred transaction costs (primarily investment banking, legal and other professional service fees) of $952,000 which were recorded as part of the gain (loss) on the sale of Cederroth.

The results of discontinued operations related to Cederroth for the three months ended December 31, 2008 and 2007 were as follows (in thousands):

	Three months ended
	December 31
	2008	2007
Net sales	$—	57,488

Earnings before benefit for income taxes	$—	303
Benefit for income taxes	—	(611)

Earnings from discontinued businesses, net of income taxes	—	914

Gain (loss) on the sale of Cederroth	81	(952)

Earnings from discontinued operations, net of income taxes	$81	(38)

Sally Holdings, Inc.

On June 19, 2006, the company announced a plan to split Sally Holdings from the consumer products business. Pursuant to an Investment Agreement, on November 16, 2006:

•	The company separated into two publicly-traded companies: New Alberto Culver and New Sally;

•

CDRS Acquisition LLC, a limited liability company organized by Clayton, Dubilier & Rice Fund VII, L.P., invested $575 million in New Sally in exchange for an equity interest representing approximately 47.55% of New Sally common stock on a fully diluted basis, and Sally Holdings incurred approximately $1.85 billion of indebtedness; and

•

The company’s shareholders received, for each share of common stock then owned, (i) one share of common stock of New Alberto Culver, (ii) one share of common stock of New Sally and (iii) a $25.00 per share special cash dividend.

The results of discontinued operations related to Sally Holdings for the three months ended December 31, 2008 and 2007 were as follows (in thousands):

	Three months ended
	December 31
	2008	2007
Earnings before provision for income taxes*	$438	2,158
Provision for income taxes	162	755

Earnings from discontinued operations, net of income taxes	$276	1,403

*	Primarily reflects favorable adjustments to self-insurance reserves for pre-Separation Sally claims retained by the company.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

(3) RESTRUCTURING AND OTHER

Restructuring and other expenses during the three months ended December 31, 2008 and 2007 consist of the following (in thousands):

	Three months ended
	December 31
	2008	2007
Severance and other exit costs	$342	2,367
Impairment and other property, plant and equipment charges	125	2,300
Gain on sale of assets	(125)	—
Non-cash charges for the recognition of foreign currency translation losses (gains) in connection with the liquidation of foreign legal entities	(64)	75
Legal fees and other expenses incurred to assign the company’s trademarks following the closing of the Separation	14	47

	$292	4,789

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

Through December 31, 2008, the company has recorded cumulative charges related to this plan of $15.1 million for severance, $241,000 for contract termination costs and $1.3 million for other exit costs. The following table reflects the activity related to this restructuring plan during the three months ended December 31, 2008 (in thousands):

	Liability at September 30, 2008	New Charges		Cash Payments & Other Settlements	Liability at December 31, 2008
Severance	$466	4		(57)	413
Other	124	11		(76)	59

	$590	15	*	(133)	472

On October 25, 2007, the company committed to a plan primarily related to the closure of its manufacturing facility in Toronto, Canada. As part of the plan, the company’s workforce has been reduced by approximately 125 employees.

Through December 31, 2008, the company has recorded cumulative charges related to this plan of $2.5 million for severance and $425,000 for other exit costs. The following table reflects the activity related to this restructuring plan during the three months ended December 31, 2008 (in thousands):

	Liability at September 30, 2008	New Charges		Cash Payments & Other Settlements	Liability at December 31, 2008
Severance	$330	—		(178)	152
Other	—	16		(16)	—

	$330	16	*	(194)	152

ALBERTO CULVER COMPANY AND SUBSIDIARIES

On May 29, 2008, the company committed to a plan to close its manufacturing facility, reduce its headcount and relocate to a smaller commercial office in Puerto Rico. As part of the plan, the company’s workforce has been reduced by approximately 100 employees.

Through December 31, 2008, the company has recorded cumulative charges related to this plan of $1.7 million for severance, $8,000 for contract termination costs and $1.1 million for other exit costs. The following table reflects the activity related to this restructuring plan during the three months ended December 31, 2008 (in thousands):

	Liability at September 30, 2008	New Charges		Cash Payments & Other Settlements	Liability at December 31, 2008
Severance	$212	29		(201)	40
Other	427	282		(667)	42

	$639	311	*	(868)	82

*	The sum of these three amounts from the tables above represents the $342,000 of total charges for severance and other exit costs recorded during the first quarter of fiscal year 2009.

Cash payments related to these plans are expected to be substantially completed by the second quarter of fiscal year 2009.

Impairment and Other Property, Plant and Equipment Charges

During the first quarter of fiscal year 2009, the company recorded fixed asset charges of $125,000 related to the closure of the Puerto Rico manufacturing facility. During the first quarter of fiscal year 2008, the company recorded total impairment and other fixed asset charges of $2.3 million, including $1.0 million in connection with the closure of the Dallas, Texas manufacturing facility and $1.3 million related to the closure of the Toronto, Canada manufacturing facility.

Gain on Sale of Assets

The company closed on the sale of its manufacturing facility in Puerto Rico on December 19, 2008. The company received net cash proceeds of $722,000 and recognized a pre-tax gain of $125,000 in the first quarter of fiscal year 2009 as a result of the sale.

Foreign Currency Translation Loss (Gain)

The company substantially completed the liquidation of two foreign legal entities in connection with its reorganization plan and is therefore recognizing in restructuring and other expenses the accumulated foreign currency translation losses (gains) related to the entities, which resulted in a $64,000 benefit during the first quarter of fiscal year 2009.

Trademark Legal Fees and Other Expenses

Due to the series of transactions affecting the company’s legal structure as part of the closing of the Separation, the company has initiated a process to assign many of its existing trademarks in various countries around the world. In connection with this effort, the company incurred legal fees and other expenses of $14,000 and $47,000 in the first quarter of fiscal year 2009 and 2008, respectively.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

(4) FAIR VALUE MEASUREMENTS

The company adopted the provisions of SFAS No. 157, “Fair Value Measurements,” effective October 1, 2008 for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements. The adoption of SFAS No. 157 did not have a material effect on the company’s consolidated financial statements. As allowed by FASB Staff Position (FSP) FAS157-2, “Effective Date for FASB Statement No. 157,” the company has elected to defer the adoption for certain non-financial assets and liabilities until the first quarter of fiscal year 2010.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 classifies the inputs used to measure fair value into the following hierarchy:

•	Level 1 – Quoted prices for identical instruments in active markets;

•

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets; and

•	Level 3 – Valuations based on inputs that are unobservable, generally utilizing pricing models or other valuation techniques that reflect management’s judgment and estimates.

The following table summarizes the company’s financial assets measured at fair value on a recurring basis in accordance with SFAS No. 157 as of December 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$258,846	—	—	258,846
Auction rate securities	—	—	65,137	65,137
Other	352	—	—	352

	$259,198	—	65,137	324,335

Cash Equivalents – This amount represents the portion of the company’s cash equivalents invested in institutional money market funds, which are actively traded and have quoted market prices.

Auction Rate Securities – Prior to the second quarter of fiscal year 2008, the company regularly invested in auction rate securities (ARS) which typically are bonds with long-term maturities that have interest rates which reset at intervals of up to 35 days through an auction process. These investments are considered available for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” All of the company’s remaining investments in ARS at December 31, 2008 represent interests in pools of student loans and have AAA/Aaa credit ratings. In addition, all of these securities carry an indirect guarantee by the U.S. federal government of at least 97% of the par value through the Federal Family Education Loan Program (FFELP). Based on these factors and the credit worthiness of the underlying assets, the company does not believe that it has significant principal risk with regard to these investments.

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

ALBERTO CULVER COMPANY AND SUBSIDIARIES

At December 31, 2008, the company has auction rate securities with a total par value of $69.8 million. The company has recorded these investments on its consolidated balance sheet at an estimated fair value of $65.1 million and recorded an unrealized loss of $4.7 million in accumulated other comprehensive income, reflecting the decline in the estimated fair value. The unrealized loss has been recorded in accumulated other comprehensive income and not the statement of earnings as the company has concluded at December 31, 2008 that no other-than-temporary impairment losses have occurred because its investments continue to be of high credit quality and the company has the intent and ability to hold these investments until the anticipated recovery in market value occurs. The company will continue to analyze its ARS in future periods for impairment and may be required to record a charge in its statement of earnings in future periods if the decline in fair value is determined to be other-than-temporary. The fair value of these securities has been estimated by management using unobservable input data from external sources. Because there is no active market for these securities, management utilized a discounted cash flow valuation model to estimate fair value, with the key assumptions in the model being the expected holding period for the ARS, the expected coupon rate over the holding period and the required rate of return by market participants (discount rate), adjusted to reflect the current illiquidity in the market.

One of the company’s outstanding ARS investments with an estimated $8.4 million fair value is scheduled to mature on September 1, 2009 and is therefore classified as short-term on the December 31, 2008 balance sheet. The remainder of the investments have been classified as long-term as the company cannot be certain that they will settle within the next twelve months.

The following table provides a reconciliation between the beginning and ending balances of the company’s ARS, which are measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Auction Rate
Securities
Balance at September 30, 2008	$65,841
Unrealized loss included in other comprehensive income	(704)

Balance at December 31, 2008	$65,137

(5) STOCKHOLDERS’ EQUITY

The company did not purchase any shares of its common stock during the first quarter of fiscal year 2009. At December 31, 2008, the company has authorization remaining to purchase a total of 5,834,218 shares. On November 12, 2006, the Board of Directors authorized the company to purchase up to 5 million shares of common stock. During the third and fourth quarters of fiscal year 2008, the company purchased 4,165,782 common shares in the open market under the authorization for an aggregate purchase price of $109.5 million. On July 24, 2008, the Board of Directors authorized the company to purchase an additional 5 million shares of common stock.

The company’s $300 million revolving credit facility, as amended, includes a covenant that limits the company’s ability to purchase its common stock or pay dividends if the cumulative stock repurchases plus cash dividends exceeds $250 million plus 50% of “consolidated net income” (as defined in the credit agreement) commencing January 1, 2007.

During the three months ended December 31, 2008 and 2007, the company acquired $334,000 and $7,000, respectively, of common stock surrendered by employees in connection with the payment of withholding taxes as provided under the terms of certain incentive plans. In addition, during the three months ended December 31, 2007, the company acquired $31,000 of common stock surrendered by employees to pay the exercise price of stock options. All shares acquired under these plans are not subject to the company’s stock repurchase program.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

(6) WEIGHTED AVERAGE SHARES OUTSTANDING

The following table provides information on basic and diluted weighted average shares outstanding (in thousands):

	Three Months
	Ended December 31
	2008	2007
Basic weighted average shares outstanding	97,525	98,091
Effect of dilutive securities:
Assumed exercise of stock options	1,346	2,628
Assumed vesting of restricted stock	476	381
Effect of unrecognized stock-based compensation related to future services	(458)	(492)

Diluted weighted average shares outstanding	98,889	100,608

The computations of diluted weighted average shares outstanding for the three months ended December 31, 2008 and 2007 exclude stock options for 3.2 million shares and 1.3 million shares, respectively, since the options were anti-dilutive.

(7) ACCOUNTING FOR STOCK-BASED COMPENSATION

In accordance with SFAS No. 123 (R), “Share-Based Payment,” the company recognizes compensation expense for stock options on a straight-line basis over the vesting period or to the date a participant becomes eligible for retirement, if earlier. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. During the first quarter of fiscal year 2009, there were no significant changes to the assumptions used in calculating the fair value of stock options.

In the first quarter of fiscal year 2009, the company recorded stock option expense that reduced earnings from continuing operations before provision for income taxes by $3.1 million, provision for income taxes by $1.1 million, earnings from continuing operations by $2.0 million and diluted earnings per share from continuing operations by 2 cents. In the first quarter of fiscal year 2008, the company recorded stock option expense that reduced earnings from continuing operations before provision for income taxes by $2.1 million, provision for income taxes by $747,000, earnings from continuing operations by $1.4 million and diluted earnings per share from continuing operations by 1 cent. The expense amounts in the first quarter of each fiscal year include the immediate expensing of the fair value of stock options granted during the quarter to participants who had already met the definition of retirement under the stock option plans. Stock option expense is included in advertising, marketing, selling and administrative expenses in the consolidated statements of earnings.

Also in accordance with SFAS No. 123 (R), the company amortizes the total fair market value of restricted shares on the date of grant to expense on a straight-line basis over the vesting period. The amortization expense related to restricted shares during the first quarter of fiscal year 2009 was $614,000, compared to $405,000 during the first quarter of fiscal year 2008.

During the first quarter of fiscal year 2009, the company granted 1.7 million stock options and 100,000 restricted shares under its existing stock-based compensation plans.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 107, “Share-Based Payment,” requires public companies to apply the rules of Accounting Series Release No. 268 (ASR 268), “Presentation in Financial Statements of Redeemable Preferred Stocks,” to stock options with contingent cash settlement provisions. ASR 268 requires securities with contingent cash settlement provisions which are not solely in the control of the issuer, without regard to probability of occurrence, to be classified outside of stockholders’ equity. The company’s stock option plans have a contingent cash settlement provision upon the occurrence of certain change in control events. While the company believes the possibility of occurrence of any change in control event which would trigger such cash settlement provision is remote, the contingent cash settlement of the stock options as a result of such event would not be solely in the control of the company. In accordance with ASR 268, the company has classified $5.5 million as “stock options subject to redemption” outside of stockholders’ equity on its consolidated balance sheet as of December 31, 2008. This amount represents the intrinsic value as of November 5, 2003 of currently outstanding stock options which were modified on that date as a result of the company’s conversion to one class of common stock. This amount will be reclassified into additional paid-in capital in future periods as the related stock options are exercised or canceled.

(8) COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of net earnings, foreign currency translation adjustments and the unrealized loss on ARS investments as follows (in thousands):

	Three Months
	Ended December 31
	2008	2007
Net earnings	$31,654	30,907
Other comprehensive income (loss) adjustments:
Foreign currency translation during the period	(34,789)	3,311
Reclassification adjustment due to the recognition in net earnings of foreign currency translation losses (gains) in connection with the liquidation of foreign legal entities	(64)	75
Unrealized loss on ARS investments	(704)	—

Comprehensive income (loss)	$(3,903)	34,293

ALBERTO CULVER COMPANY AND SUBSIDIARIES

(9) BUSINESS SEGMENT INFORMATION

Segment information for the three months ended December 31, 2008 and 2007 is as follows (in thousands):

	Three Months
	Ended December 31
	2008	2007
Net sales:
United States	$224,465	207,853
International	128,369	135,334

	$352,834	343,187

Earnings from continuing operations before provision for income taxes:
United States	$43,738	28,210
International	18,938	20,131

Segment operating profit	62,676	48,341
Stock option expense (note 7)	(3,060)	(2,135)
Restructuring and other (note 3)	(292)	(4,789)
Interest income, net	1,292	2,718

	$60,616	44,135

International’s net sales were negatively impacted by $32.1 million from foreign exchange rates during the first quarter of fiscal year 2009.

(10) ACQUISITION

On October 1, 2008, the company acquired the Noxzema skin care business in the United States, Canada and portions of Latin America, as well as the worldwide rights and trademarks to the Noxzema brand. The company believes that the Noxzema line of products will provide opportunities for growth in the skin care category. The total purchase price was $83.6 million, with $81 million paid at closing. In addition to the amount paid at closing, the company also incurred $2.6 million of legal and professional service fees in connection with this acquisition. Goodwill of $60.6 million, a trade name of $15.4 million and other intangible assets of $7.6 million have been recorded as a result of the preliminary purchase price allocation and are expected to be deductible for tax purposes. The acquisition was accounted for using the purchase method and, accordingly, the results of operations of Noxzema have been included in the consolidated financial statements from the date of acquisition. Pro-forma information for Noxzema is not provided since the Noxzema business acquired is not material to the company’s consolidated results of operations.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

(11) GOODWILL

The changes in the carrying amounts of goodwill by reportable segment for the three months ended December 31, 2008 are as follows (in thousands):

	United States	International	Total
Balance at September 30, 2008	$134,180	25,038	159,218
Additions	55,434	7,058	62,492
Foreign currency translation	—	(1,220)	(1,220)

Balance at December 31, 2008	$189,614	30,876	220,490

The additions to goodwill primarily relate to the acquisition of Noxzema in October 2008 which resulted in the recognition of $60.6 million of goodwill in total, allocated between the United States and International reportable segments. In addition, goodwill in the United States increased $1.9 million for additional consideration related to the acquisition of Nexxus Products Company (Nexxus). In accordance with the Nexxus purchase agreement dated May 18, 2005, additional consideration of up to $55 million may be paid over the ten years following the closing of the acquisition based on a percentage of sales of Nexxus branded products. Such additional consideration is being accrued in the period the company becomes obligated to pay the amounts and is increasing the amount of goodwill resulting from the acquisition. Through fiscal year 2008, the company has paid $17.9 million of additional consideration based on sales of Nexxus products through June 30, 2008. As of December 31, 2008, the company owed $2.5 million of additional consideration for the period from July 1, 2008 to December 31, 2008 which is expected to be paid in the fourth quarter of fiscal year 2009.

Indefinite-lived trade names by reportable segment at December 31, 2008 and September 30, 2008 are as follows (in thousands):

	December 31,	September 30,
	2008	2008
United States	$72,385	58,679
International	17,551	16,118

	$89,936	74,797

The change in trade names is primarily due to the acquisition of Noxzema in October 2008 which resulted in the recognition of a new $15.4 million trade name, allocated between the United States and International reportable segments.

(12) NEW ACCOUNTING PRONOUNCEMENT

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations.” SFAS No. 141 (R) significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies and transaction costs. In addition, SFAS No. 141 (R) requires certain financial statement disclosures to enable users to evaluate and understand the nature and financial effects of the business combination. The provisions of SFAS No. 141 (R) are effective for fiscal years beginning after December 15, 2008 and earlier application is prohibited. Accordingly, the company will apply SFAS No.141 (R) prospectively to business combinations that are consummated beginning in the first quarter of fiscal year 2010.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

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

OVERVIEW

DISCONTINUED OPERATIONS

Cederroth International

Prior to July 31, 2008, the company also owned and operated the Cederroth International (Cederroth) business which manufactured, marketed and distributed beauty, health care and household products throughout Scandinavia and in other parts of Europe. On May 18, 2008, the company entered into an agreement to sell its Cederroth business to CapMan, a Nordic based private equity firm. Pursuant to the transaction agreement, on July 31, 2008 Cederroth Intressenter AB, a company owned by two funds controlled by CapMan, purchased all of the issued and outstanding shares of Cederroth International AB in exchange for 159.5 million Euros, from Alberto Culver AB, a wholly-owned Swedish subsidiary of the company. The Euros were immediately converted into $243.8 million based on the deal contingent Euro forward contract entered into by the company in connection with the transaction. The purchase price was adjusted in the first quarter of fiscal year 2009, resulting in a cash payment of $1.2 million from Alberto Culver AB to CapMan, and is subject to further adjustment to the extent the final, agreed-upon balances of cash, debt and working capital as of the July 31, 2008 closing date differ from estimates assumed in the transaction agreement.

In accordance with the provisions of the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations and cash flows related to the Cederroth business are reported as discontinued operations for all periods presented.

During the first quarter of fiscal year 2008, the company incurred transaction costs (primarily investment banking, legal and other professional service fees) of $952,000 which were recorded as part of the gain (loss) on the sale of Cederroth.

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

On June 19, 2006, the company announced a plan to split Sally Holdings from the consumer products business. Pursuant to an Investment Agreement, on November 16, 2006:

•	The company separated into two publicly-traded companies: New Alberto Culver and Sally Beauty Holdings, Inc. (New Sally);

•

CDRS Acquisition LLC, a limited liability company organized by Clayton, Dubilier & Rice Fund VII, L.P., invested $575 million in New Sally in exchange for an equity interest representing approximately 47.55% of New Sally common stock on a fully diluted basis, and Sally Holdings incurred approximately $1.85 billion of indebtedness; and

ALBERTO CULVER COMPANY AND SUBSIDIARIES

•

The company’s shareholders received, for each share of common stock then owned, (i) one share of common stock of New Alberto Culver, (ii) one share of common stock of New Sally and (iii) a $25.00 per share special cash dividend.

The separation of the company into New Alberto Culver and New Sally involving Clayton, Dubilier & Rice (CD&R) is hereafter referred to as the “Separation.” In accordance with the provisions of SFAS No. 144, the results of operations related to Sally Holdings’ beauty supply distribution business are reported as discontinued operations for all periods presented.

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

ALBERTO CULVER COMPANY AND SUBSIDIARIES

RESTRUCTURING AND OTHER

Restructuring and other expenses during the three months ended December 31, 2008 and 2007 consist of the following (in thousands):

	Three months ended December 31
	2008	2007
Severance and other exit costs	$342	2,367
Impairment and other property, plant and equipment charges	125	2,300
Gain on sale of assets	(125)	—
Non-cash charges for the recognition of foreign currency translation losses (gains) in connection with the liquidation of foreign legal entities	(64)	75
Legal fees and other expenses incurred to assign the company’s trademarks following the closing of the Separation	14	47

	$292	4,789

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

Through December 31, 2008, the company has recorded cumulative charges related to this plan of $15.1 million for severance, $241,000 for contract termination costs and $1.3 million for other exit costs. The following table reflects the activity related to this restructuring plan during the three months ended December 31, 2008 (in thousands):

	Liability at September 30, 2008	New Changes		Cash Payments & Other Settlements	Liability at December 31, 2008
Severance	$466	4		(57)	413
Other	124	11		(76)	59

	$590	15	*	(133)	472

On October 25, 2007, the company committed to a plan primarily related to the closure of its manufacturing facility in Toronto, Canada. As part of the plan, the company’s workforce has been reduced by approximately 125 employees.

Through December 31, 2008, the company has recorded cumulative charges related to this plan of $2.5 million for severance and $425,000 for other exit costs. The following table reflects the activity related to this restructuring plan during the three months ended December 31, 2008 (in thousands):

	Liability at September 30, 2008	New Charges		Cash Payment & Other Settlements	Liability at December 31, 2008
Severance	$330	—		(178)	152
Other	—	16		(16)	—

	$330	16	*	(194)	152

On May 29, 2008, the company committed to a plan to close its manufacturing facility, reduce its headcount and relocate to a smaller commercial office in Puerto Rico. As part of the plan, the company’s workforce has been reduced by approximately 100 employees.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Through December 31, 2008, the company has recorded cumulative charges related to this plan of $1.7 million for severance, $8,000 for contract termination costs and $1.1 million for other exit costs. The following table reflects the activity related to this restructuring plan during the three months ended December 31, 2008 (in thousands):

	Liability at September 30, 2008	New Charges		Cash Payments & Other Settlements	Liability at December 31, 2008
Severance	$212	29		(201)	40
Other	427	282		(667)	42

	$639	311	*	(868)	82

*	The sum of these three amounts from the tables above represents the $342,000 of total charges for severance and other exit costs recorded during the first quarter of fiscal year 2009.

Cash payments related to these plans are expected to be substantially completed by the second quarter of fiscal year 2009.

Impairment and Other Property, Plant and Equipment Charges

During the first quarter of fiscal year 2009, the company recorded fixed asset charges of $125,000 related to the closure of the Puerto Rico manufacturing facility. During the first quarter of fiscal year 2008, the company recorded total impairment and other fixed asset charges of $2.3 million, including $1.0 million in connection with the closure of the Dallas, Texas manufacturing facility and $1.3 million related to the closure of the Toronto, Canada manufacturing facility.

Gain on Sale of Assets

The company closed on the sale of its manufacturing facility in Puerto Rico on December 19, 2008. The company received net cash proceeds of $722,000 and recognized a pre-tax gain of $125,000 in the first quarter of fiscal year 2009 as a result of the sale.

Foreign Currency Translation Loss (Gain)

The company substantially completed the liquidation of two foreign legal entities in connection with its reorganization plan and is therefore recognizing in restructuring and other expenses the accumulated foreign currency translation losses (gains) related to the entities, which resulted in a $64,000 benefit during the first quarter of fiscal year 2009.

Trademark Legal Fees and Other Expenses

Due to the series of transactions affecting the company’s legal structure as part of the closing of the Separation, the company has initiated a process to assign many of its existing trademarks in various countries around the world. In connection with this effort, the company incurred legal fees and other expenses of $14,000 and $47,000 in the first quarter of fiscal year 2009 and 2008, respectively.

AUCTION RATE SECURITIES

Prior to the second quarter of fiscal year 2008, the company regularly invested in auction rate securities (ARS) which typically are bonds with long-term maturities that have interest rates which reset at intervals of up to 35 days through an auction process. These investments are considered available for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” All of the company’s remaining investments in ARS at December 31, 2008 represent interests in pools of student loans and have AAA/Aaa credit ratings. In addition, all of these securities carry an indirect guarantee by the U.S. federal government of at least 97% of the par value through the Federal Family Education Loan Program (FFELP). Based on these factors and the credit worthiness of the underlying assets, the company does not believe that it has significant principal risk with regard to these investments.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

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

At December 31, 2008, the company has auction rate securities with a total par value of $69.8 million. The company has recorded these investments on its consolidated balance sheet at an estimated fair value of $65.1 million and recorded an unrealized loss of $4.7 million in accumulated other comprehensive income, reflecting the decline in the estimated fair value. The unrealized loss has been recorded in accumulated other comprehensive income and not the statement of earnings as the company has concluded at December 31, 2008 that no other-than-temporary impairment losses have occurred because its investments continue to be of high credit quality and the company has the intent and ability to hold these investments until the anticipated recovery in market value occurs. The company will continue to analyze its ARS in future periods for impairment and may be required to record a charge in its statement of earnings in future periods if the decline in fair value is determined to be other-than-temporary. The fair value of these securities has been estimated by management using unobservable input data from external sources. Because there is no active market for these securities, management utilized a discounted cash flow valuation model to estimate fair value, with the key assumptions in the model being the expected holding period for the ARS, the expected coupon rate over the holding period and the required rate of return by market participants (discount rate), adjusted to reflect the current illiquidity in the market.

One of the company’s outstanding ARS investments with an estimated $8.4 million fair value is scheduled to mature on September 1, 2009 and is therefore classified as short-term on the December 31, 2008 balance sheet. The remainder of the investments have been classified as long-term as the company cannot be certain that they will settle within the next twelve months.

The company anticipates that its existing cash and cash equivalent balances, along with cash flows from operations and available credit, will be sufficient to fund its operating and other requirements.

RECLASSIFICATION

During the fourth quarter of fiscal year 2008, the company determined that certain costs previously classified in the consolidated statements of earnings as components of advertising, marketing, selling and administrative expenses should be classified as cost of products sold to be consistent with the company’s policy of capitalizing these costs in inventory. As a result, for the first quarter of fiscal year 2008 the company has reclassified $4.1 million of these costs, which are associated with the transfer of finished goods from manufacturing plants to distribution centers. The reclassification had no effect on earnings or cash flows.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

RESULTS OF OPERATIONS

Comparison of the Quarters Ended December 31, 2008 and 2007

The company recorded first quarter net sales of $352.8 million in fiscal year 2009, up $9.6 million or 2.8% over the comparable period of the prior year. Organic sales, which exclude the effect of foreign exchange rates (an adverse impact of 9.4%) and the net sales of Noxzema products in 2009 (a positive impact of 2.7%), grew 9.5% during the first quarter of fiscal year 2009.

Earnings from continuing operations were $31.3 million for the three months ended December 31, 2008 versus $29.5 million for the same period of the prior year. Diluted earnings per share from continuing operations were 32 cents in the first quarter of fiscal year 2009 compared to 29 cents in the same period of fiscal year 2008. In the first quarter of fiscal year 2009, the company recognized income tax expense related to discrete tax items which reduced earnings from continuing operations by $8.9 million and diluted earnings per share from continuing operations by 9 cents. In addition, restructuring and other expenses this quarter reduced earnings from continuing operations by $166,000 and had no impact on diluted earnings per share from continuing operations. In the first quarter of fiscal year 2008, restructuring and other expenses reduced earnings from continuing operations by $3.2 million and diluted earnings per share from continuing operations by 3 cents, while discrete tax items reduced earnings from continuing operations by $870,000 and diluted earnings per share from continuing operations by 1 cent.

Net sales for the United States segment in the first quarter of fiscal year 2009 increased 8.0% to $224.5 million from $207.9 million in the same quarter last year. The 2009 sales increase was principally due to higher sales of TRESemmé shampoos, conditioners and styling products (5.2%), as well as Nexxus products (2.1%) due to continued strong performance in the club channel. In addition, the acquisition of Noxzema in October 2008 added approximately 4.0% to sales for the first quarter of fiscal year 2009. These increases were partially offset by lower sales from other brands including Alberto VO5 and St. Ives.

Net sales for the International segment decreased to $128.4 million in the first quarter of fiscal year 2009 compared to $135.3 million in the comparable period last year. This sales decrease of 5.1% was primarily attributable to the effect of foreign exchange rates (23.7%), partially offset by higher sales of TRESemmé shampoos, conditioners and styling products (14.0%) including the effect of the TRESemmé launch in Spain, as well as the company’s multicultural product lines (2.1%).

Gross profit increased $3.5 million or 2.0% to $182.0 million for the first quarter of fiscal year 2009 compared to the first quarter of the prior year. Gross profit, as a percentage of net sales, was 51.6% for the first quarter of fiscal year 2009 compared to 52.0% for the same period in the prior year. Gross profit in the United States in the first quarter of fiscal year 2009 increased $6.5 million or 6.0% from the prior year period. As a percentage of net sales, United States’ gross profit was 51.6% during the first quarter of fiscal year 2009 compared to 52.6% in the comparable quarter last year. The decrease in gross profit margin in the United States was primarily attributable to higher raw material costs, partially offset by manufacturing efficiencies and favorable product mix. Gross profit for the International segment decreased $3.0 million or 4.3% in the first quarter of fiscal year 2009 versus last year’s first quarter. As a percentage of net sales, International’s gross profit was 51.5% in the first quarter of fiscal year 2009 compared to 51.1% in the prior year period. The gross profit margin for International was positively affected by favorable product mix, driven by the TRESemmé launch in Spain, and improved manufacturing efficiencies. These effects were partially offset by higher raw material costs.

Compared to the prior year, advertising, marketing, selling and administrative expenses in fiscal year 2009 decreased $9.9 million or 7.5% for the first quarter. This overall decrease consists of lower selling and administrative expenses (2.1%) and lower expenditures for advertising and marketing (5.4%).

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Advertising and marketing expenditures decreased 12.6% to $49.4 million (14.0% of net sales) in the first quarter of 2009 compared to $56.6 million (16.5% of net sales) in the prior year primarily due to the effect of foreign exchange rates, which accounted for 8.4% of the decrease, and the timing of fiscal year 2009 initiatives. Advertising and marketing expenditures in the United States decreased 25.7% in the first quarter of fiscal year 2009 compared to the same period in the prior year. The decrease was primarily due to lower advertising and marketing expenditures for Alberto VO5 (19.2%) as a result of significant expenditures in the first quarter of fiscal year 2008 to support the Extreme Styling launch, and Nexxus (4.3%). Advertising and marketing expenditures for the International segment increased 22.9% in the first quarter of fiscal year 2009 compared to the same period last year, primarily due to higher advertising and marketing expenditures for TRESemmé (38.9%) due in part to the launch in Spain, and Alberto VO5 (14.6%), partially offset by the effect of foreign exchange rates (31.4%).

Selling and administrative expenses decreased 3.6% to $73.0 million in the first quarter of fiscal year 2009 from $75.7 million in the first quarter of fiscal year 2008. Selling and administrative expenses, as a percentage of net sales, decreased to 20.7% in the first quarter of fiscal year 2009 from 22.1% in the comparable period of the prior year. Selling and administrative expenses in the United States increased 4.0% for the first quarter of fiscal year 2009 compared to the prior year period primarily due to higher freight costs and costs associated with the start-up of the company’s Jonesboro, Arkansas manufacturing facility. International’s selling and administrative expenses decreased 15.5% in the first quarter of fiscal year 2009 compared to the same quarter last year primarily due to the effect of foreign exchange rates, including a net gain from foreign currency transactions. Selling and administrative expenses for both reportable segments were also positively impacted by cost savings initiatives implemented by the company. Stock option expense, which is included in selling and administrative expenses but is not allocated to the company’s reportable segments, was $3.1 million in the first quarter of fiscal year 2009 compared to $2.1 million in the same period in fiscal year 2008.

The company recorded net interest income of $1.3 million in the first quarter of fiscal year 2009 and $2.7 million in the prior year period. Interest income was $1.5 million in the first quarter of fiscal year 2009 and $4.4 million in the first quarter of the prior year. The decrease in interest income was principally due to significantly lower interest rates in the first quarter of fiscal year 2009 compared to last year. Interest expense was $188,000 in the first quarter of fiscal year 2009 and $1.7 million in the same period last year. The decrease in interest expense was primarily due to the repayment of the company’s $120 million of debentures in June 2008.

The provision for income taxes as a percentage of earnings from continuing operations before income taxes was 48.4% and 33.1% in the first quarter of fiscal year 2009 and 2008, respectively. The provision for income taxes in the fiscal year 2009 quarter includes taxes of approximately $8.9 million related to the local currency gain on U.S. dollar denominated cash equivalents held by Alberto Culver AB in Sweden following the sale of Cederroth. This amount resulted in a 14.8 percentage point increase in the effective tax rate in the first quarter of fiscal year 2009. On October 31, 2008, the remaining proceeds from the Cederroth sale were transferred to a newly formed, wholly-owned subsidiary in the Netherlands, and further exchange rate changes with respect to these proceeds are not expected to result in taxable income for the company. For both fiscal year periods, the effective tax rates were also affected by the varying tax rates in the jurisdictions in which the company’s restructuring charges were incurred.

FINANCIAL CONDITION

December 31, 2008 versus September 30, 2008

Working capital at December 31, 2008 was $514.5 million, a decrease of $83.9 million from working capital of $598.4 million at September 30, 2008. The decrease in working capital was primarily attributable to cash outlays for the acquisition of the Noxzema business, capital expenditures and cash dividends, as well as the effect of foreign exchange rates. The December 31, 2008 ratio of current assets to current liabilities of 3.06 to 1.00 decreased from last year end’s ratio of 3.12 to 1.00.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Cash, cash equivalents and investments, including short-term and long-term, decreased $120.1 million to $391.1 million during the first quarter of fiscal year 2009 primarily due to payments for the acquisition of the Noxzema business ($83.6 million), capital expenditures ($14.6 million), cash dividends ($6.4 million) and cash flows used by operating activities ($16.6 million). In addition, the effect of foreign exchange rates decreased cash and cash equivalents held in foreign currencies by $8.6 million. Total investments, including short-term and long-term, were $65.1 million at December 31, 2008 compared to $65.8 million at September 30, 2008.

Receivables, less allowance for doubtful accounts, decreased 4.4% to $233.6 million from $244.3 million at September 30, 2008 primarily due to the effect of foreign exchange rates, partially offset by higher receivable balances in the U.K related to sales of TRESemmé in Spain.

Inventories increased $9.6 million during the first quarter of fiscal year 2009 to $159.1 million, principally due to a build-up of inventory to support upcoming product launches and promotions and higher inventory levels in connection with the transition of certain production lines to the new plant in Jonesboro, Arkansas and planning for the upcoming SAP implementation in the U.K., partially offset by the effect of foreign exchange rates.

Other current assets increased $4.7 million to $37.6 million during the first quarter of fiscal year 2009 primarily due to increases in deferred tax assets, prepaid insurance and prepaid advertising and marketing.

Goodwill and trade names of $310.4 million increased $76.4 million compared to last fiscal year end primarily due to the Noxzema acquisition.

Other assets of $75.9 million increased $5.2 million from last fiscal year end primarily due to new net intangible assets of $7.4 million related to the Noxzema acquisition.

Accounts payable decreased $12.5 million to $134.9 million during the first quarter of fiscal year 2009 mainly due to the effect of foreign exchange rates and the timing of vendor payments.

Accrued expenses of $92.5 million decreased $27.1 million compared to September 30, 2008. The decrease is due primarily to payments in the quarter under various incentive plans and the effect of foreign exchange rates.

Current and long-term income taxes, which include both income taxes payable and deferred income taxes, of $42.4 million increased $8.5 million from September 30, 2008, primarily due to the company’s earnings in fiscal year 2009 and the timing of tax payments. The increase was partially offset by a $14.1 million income tax payment in Sweden as the company paid a tax obligation related to the foreign currency gain there, $8.9 million of which related to fiscal year 2008 and was reflected on the September 30, 2008 balance sheet.

Additional paid-in capital increased $6.3 million to $450.6 million at December 31, 2008 primarily as a result of paid-in capital recorded for stock option expense and restricted shares and the issuance of common stock related to the exercise of stock options and other employee incentive plans.

Retained earnings increased from $702.4 million at September 30, 2008 to $727.7 million at December 31, 2008 due to net earnings for the first quarter of fiscal year 2009, partially offset by the payment of $6.4 million of cash dividends.

Accumulated other comprehensive loss was $72.6 million at December 31, 2008 compared to $37.0 million at September 30, 2008. This change was primarily a result of the strengthening of the U.S. dollar versus the foreign currencies in which the company does significant business, particularly the British pound and Mexican peso.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Cash Provided (Used) by Operating Activities – Net cash used by operating activities was $16.6 million for the first quarter of fiscal year 2009 compared to net cash provided by operating activities of $29.7 million for the comparable period in the prior year. The change in cash flows from operating activities is due primarily to an increase in the amount used for overall working capital in the first quarter of fiscal year 2009 compared to the same quarter in fiscal year 2008. Significant changes include higher accounts receivable balances, primarily related to TRESemmé sales in Spain, the build-up of inventory as discussed in the “Financial Condition” section of MD&A and higher incentive payments in the first quarter of fiscal year 2009 compared to the same period last year. Additionally, in November 2008 the company paid a tax obligation in Sweden related to foreign currency gains on U.S. dollar investments held there, which resulted in a cash outflow of $14.1 million.

Cash Used by Investing Activities – Net cash used by investing activities was $98.8 million and $15.4 million for the first quarter of fiscal years 2009 and 2008, respectively. Net cash used by investing activities in the first quarter of fiscal year 2009 included $83.6 million of payments related to the purchase of the Noxzema business. Capital expenditures were $14.6 million in the first quarter of fiscal year 2009 compared to $12.0 million in the same period of the prior year. In the first quarter of fiscal year 2008, the company had net purchases of investments of $3.4 million.

Cash Provided by Financing Activities – Net cash provided by financing activities was $4.6 million and $10.5 million for the first quarter of fiscal years 2009 and 2008, respectively. The company paid cash dividends of $6.4 million in the first quarter of fiscal year 2009 compared to $5.4 million in the prior year period. Proceeds from the exercise of employee stock options were $472,000 in the fiscal year 2009 quarter compared to $7.8 million in the same period of the prior year. Net cash provided by financing activities was also affected by the excess tax benefit from stock option exercises and changes in the book cash overdraft balance in each period.

Cash dividends paid on common stock were $.065 and $.055 per share in the first quarter of fiscal years 2009 and 2008, respectively.

At December 31, 2008, the company has ARS investments with a total par value of $69.8 million. All of these investments represent interests in pools of student loans and have AAA/Aaa credit ratings. In addition, all of these securities carry an indirect guarantee by the U.S. federal government of at least 97% of the par value through the Federal Family Education Loan Program (FFELP). However, starting in the second quarter of fiscal year 2008, each of the company’s remaining ARS investments has experienced multiple failed auctions. The company has recorded these investments on its consolidated balance sheet at an estimated fair value of $65.1 million and recorded an unrealized loss of $4.7 million in accumulated other comprehensive income, reflecting the decline in the estimated fair value. One of the outstanding ARS investments with an estimated $8.4 million fair value is scheduled to mature on September 1, 2009 and is therefore classified as short-term on the December 31, 2008 consolidated balance sheet. The remainder of the investments have been classified as long-term as the company cannot be certain that they will settle within the next twelve months.

The company anticipates that its cash and cash equivalent balance of $325.9 million as of December 31, 2008, along with cash flows from operations and available credit, will be sufficient to fund operating requirements in future years. During the remainder of fiscal year 2009, the company expects that cash will continue to be used for capital expenditures, new product development, market expansion, dividend payments, payments related to restructuring plans and, if applicable, acquisitions. The company may also purchase additional shares of its common stock depending on market conditions.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

The company did not purchase any shares of its common stock during the first quarter of fiscal year 2009. At December 31, 2008, the company has authorization remaining to purchase a total of 5,834,218 shares. On November 12, 2006, the Board of Directors authorized the company to purchase up to 5 million shares of common stock. During the third and fourth quarters of fiscal year 2008, the company purchased 4,165,782 common shares in the open market under the authorization for an aggregate purchase price of $109.5 million. On July 24, 2008, the Board of Directors authorized the company to purchase an additional 5 million shares of common stock.

The company has obtained long-term financing as needed to fund acquisitions and other growth opportunities. Funds may be obtained prior to their actual need in order to take advantage of opportunities in the debt markets. The company has a $300 million revolving credit facility which expires November 13, 2011. There were no borrowings outstanding on the revolving credit facility at December 31, 2008 or September 30, 2008. The facility may be drawn in U.S. dollars or certain foreign currencies. Under debt covenants, the company has sufficient flexibility to incur additional borrowings as needed. The current facility includes a covenant that limits the company’s ability to purchase its common stock or pay dividends if the cumulative stock repurchases plus cash dividends exceeds $250 million plus 50% of “consolidated net income” (as defined in the credit agreement) commencing January 1, 2007.

The company is in compliance with the covenants and other requirements of its revolving credit agreement. Additionally, the revolving credit agreement does not include credit rating triggers or subjective clauses that would accelerate maturity dates.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations.” SFAS No. 141 (R) significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies and transaction costs. In addition, SFAS No. 141 (R) requires certain financial statement disclosures to enable users to evaluate and understand the nature and financial effects of the business combination. The provisions of SFAS No. 141 (R) are effective for fiscal years beginning after December 15, 2008 and earlier application is prohibited. Accordingly, the company will apply SFAS No.141 (R) prospectively to business combinations that are consummated beginning in the first quarter of fiscal year 2010.

CRITICAL ACCOUNTING POLICIES

The company’s significant accounting policies are described in note 2 of the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2008. A discussion of critical accounting policies is included in MD&A in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008. There were no significant changes in the company’s critical accounting policies during the three months ended December 31, 2008.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURE

A reconciliation of “organic sales growth” to its most directly comparable financial measure under GAAP for the three months ended December 31, 2008 and 2007 is as follows:

	Three Months Ended December 31
	2008	2007
Net sales growth, as reported	2.8%	14.6%
Effect of foreign exchange rates	9.4	(3.2)
Effect of acquisition	(2.7)	—

Organic sales growth	9.5%	11.4%

ALBERTO CULVER COMPANY AND SUBSIDIARIES

FORWARD - LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on management’s current expectations and assessments of risks and uncertainties and reflect various assumptions concerning anticipated results, which may or may not prove to be correct. Some of the factors that could cause actual results to differ materially from estimates or projections contained in such forward-looking statements include: the pattern of brand sales; competition within the relevant product markets; loss of one or more key customers; loss of one or more key suppliers or unavailability of raw materials; loss of one or more key employees; inability of efficiency initiatives to improve the company’s margins; risks inherent in expanding in existing geographic locations and entering new geographic locations; risks inherent in acquisitions, divestitures and strategic alliances; adverse changes in currency exchange rates; the effects of a prolonged United States or global economic downturn or recession; increases in costs of raw materials and inflation rates; events that negatively affect the intended tax free nature of the distribution of shares of Alberto Culver Company in connection with the Separation; changes in costs; the costs and effects of unanticipated legal or administrative proceedings; the risk that the expected cost savings related to the reorganizations and restructurings may not be realized; health epidemics; adverse weather conditions; loss of distributorship rights; sales by unauthorized distributors in the company’s exclusive markets; and variations in political, economic or other factors such as interest rates, availability of credit, tax changes, legal and regulatory changes or other external factors over which the company has no control. Alberto Culver Company has no obligation to update any forward-looking statement in this Quarterly Report on Form 10-Q or any incorporated document.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the company’s market risk during the three months ended December 31, 2008.

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

ALBERTO CULVER COMPANY AND SUBSIDIARIES

PART II

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The company did not purchase any shares of its common stock during the first quarter of fiscal year 2009. At December 31, 2008, the company has authorization remaining to purchase a total of 5,834,218 shares. On November 12, 2006, the Board of Directors authorized the company to purchase up to 5 million shares of common stock. During the third and fourth quarters of fiscal year 2008, the company purchased 4,165,782 common shares in the open market under the authorization for an aggregate purchase price of $109.5 million. On July 24, 2008, the Board of Directors authorized the company to purchase an additional 5 million shares of common stock.

During the three months ended December 31, 2008, the company acquired 15,730 shares of common stock that were surrendered by employees in connection with the payment of minimum withholding taxes related to restricted shares or stock issued in connection with other employee incentive plans. These shares are not subject to the company’s stock repurchase program.

The following table summarizes information with respect to the above referenced purchases made by or on behalf of the company of shares of its common stock during the three months ended December 31, 2008:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 – 31, 2008	—	—	—	5,834,218
November 1 – 30, 2008	14,897	$21.04	—	5,834,218
December 1 – 31, 2008	833	$25.75	—	5,834,218

Total	15,730		—

ITEM 6. EXHIBITS

31(a)	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

31(b)	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBERTO CULVER COMPANY

By:	/s/ Ralph J. Nicoletti
Ralph J. Nicoletti
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

February 5, 2009