Form 10-Q
period 2009-03-31
Alberto-Culver CO
filed 2009-05-07
CIK 1368457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:

March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

At March 31, 2009, the company had 98,130,998 shares of common stock outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

Three Months Ended March 31, 2009 and 2008

(in thousands, except per share data)

	(Unaudited)
	2009	2008
Net sales	$344,332	349,369

Cost of products sold	170,966	163,309

Gross profit	173,366	186,060

Advertising, marketing, selling and administrative expenses	131,447	147,713

Restructuring and other (note 3)	(21)	2,070

Operating earnings	41,940	36,277

Interest income, net of interest expense of $168 in 2009 and $1,826 in 2008	(659)	(2,298)

Earnings from continuing operations before provision for income taxes	42,599	38,575

Provision for income taxes	14,769	11,938

Earnings from continuing operations	27,830	26,637

Earnings from discontinued operations, net of income taxes (note 2)	248	2,390

Net earnings	$28,078	29,027

Basic earnings per share:
Continuing operations	$.29	.27
Discontinued operations	—	.02

Total	$.29	.29

Diluted earnings per share:
Continuing operations	$.28	.26
Discontinued operations	—	.02

Total	$.28	.28

Weighted average shares outstanding:
Basic	97,640	99,592

Diluted	99,075	102,007

Cash dividends paid per share	$.075	.065

See Notes to Consolidated Financial Statements.

ITEM 1.	FINANCIAL STATEMENTS

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

Six Months Ended March 31, 2009 and 2008

(in thousands, except per share data)

	(Unaudited)
	2009	2008
Net sales	$697,166	692,556

Cost of products sold	341,790	328,029

Gross profit	355,376	364,527

Advertising, marketing, selling and administrative expenses	253,841	279,974

Restructuring and other (note 3)	271	6,859

Operating earnings	101,264	77,694

Interest income, net of interest expense of $356 in 2009 and $3,539 in 2008	(1,951)	(5,016)

Earnings from continuing operations before provision for income taxes	103,215	82,710

Provision for income taxes	44,088	26,531

Earnings from continuing operations	59,127	56,179

Earnings from discontinued operations, net of income taxes (note 2)	605	3,755

Net earnings	$59,732	59,934

Basic earnings per share:
Continuing operations	$.61	.57
Discontinued operations	—	.04

Total	$.61	.61

Diluted earnings per share:
Continuing operations	$.60	.55
Discontinued operations	—	.04

Total	$.60	.59

Weighted average shares outstanding:
Basic	97,583	98,840

Diluted	98,979	101,316

Cash dividends paid per share	$.14	.12

See Notes to Consolidated Financial Statements.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

March 31, 2009 and September 30, 2008

(in thousands, except share data)

	(Unaudited)
	March 31, 2009	September 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$340,467	445,332
Short-term investments	8,470	8,398
Receivables, less allowance for doubtful accounts ($2,453 at March 31, 2009 and $2,770 at September 30, 2008)	223,653	244,316
Inventories:
Raw materials	42,251	42,119
Work-in-process	3,794	3,434
Finished goods	92,308	103,959

Total inventories	138,353	149,512
Other current assets	33,611	32,822

Total current assets	744,554	880,380

Property, plant and equipment at cost, less accumulated depreciation ($201,442 at March 31, 2009 and $202,302 at September 30, 2008)	234,140	221,667
Goodwill	223,385	159,218
Trade names	89,769	74,797
Long-term investments	56,475	57,443
Other assets	70,782	70,685

Total assets	$1,419,105	1,464,190

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$151	184
Accounts payable	100,763	147,467
Accrued expenses	108,049	119,574
Income taxes	13,257	14,775

Total current liabilities	222,220	282,000

Long-term debt	465	683
Income taxes	19,639	19,084
Other liabilities	45,388	46,092

Total liabilities	287,712	347,859

Stock options subject to redemption	5,401	5,725

Stockholders’ equity:
Preferred stock, par value $.01 per share, authorized 50,000,000 shares, none issued	—	—
Common stock, par value $.01 per share, authorized 300,000,000 shares, issued 98,130,998 shares at March 31, 2009 and 97,862,634 shares at September 30, 2008	981	979
Additional paid-in capital	453,977	444,272
Retained earnings	748,380	702,375
Accumulated other comprehensive loss	(77,346)	(37,020)

Total stockholders’ equity	1,125,992	1,110,606

Total liabilities and stockholders’ equity	$1,419,105	1,464,190

See Notes to Consolidated Financial Statements.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Six Months Ended March 31, 2009 and 2008

(in thousands)

	(Unaudited)
	2009	2008
Cash Flows from Operating Activities:

Net earnings	$59,732	59,934
Less: Earnings from discontinued operations	605	3,755

Earnings from continuing operations	59,127	56,179
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation	10,641	11,934
Amortization of other assets and unearned compensation	2,378	1,976
Restructuring and other – non-cash charges (note 3)	(20)	3,301
Restructuring and other – loss (gain) on sale of assets (note 3)	(93)	226
Stock option expense (note 7)	4,541	2,971
Deferred income taxes	3,775	1,498
Cash effects of changes in:
Receivables, net	2,632	26,594
Inventories	1,392	(3,978)
Other current assets	(318)	(4,123)
Accounts payable and accrued expenses	(40,011)	(8,682)
Income taxes	715	5,542
Other assets	(1,034)	(3,254)
Other liabilities	206	(249)

Net cash provided by operating activities	43,931	89,935

Cash Flows from Investing Activities:

Proceeds from sales of investments	—	402,055
Payments for purchases of investments	—	(223,755)
Capital expenditures	(34,009)	(28,923)
Payments for purchased business (note 10)	(83,572)	—
Payments related to the sale of Cederroth (note 2)	(1,467)	(1,157)
Proceeds from disposals of assets	817	3,236

Net cash provided (used) by investing activities	(118,231)	151,456

Cash Flows from Financing Activities:

Proceeds from issuance of long-term debt	—	631
Repayments of long-term debt	(76)	(104)
Change in book cash overdraft	(4,170)	(1,949)
Proceeds from exercises of stock options	1,252	39,696
Excess tax benefit from stock option exercises	166	6,189
Cash dividends paid	(13,727)	(11,925)
Stock purchased (note 5)	(442)	(33)

Net cash provided (used) by financing activities	(16,997)	32,505

Effect of foreign exchange rate changes on cash and cash equivalents	(13,568)	1,556

Net cash provided (used) by continuing operations	(104,865)	275,452

(continued)

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

Six Months Ended March 31, 2009 and 2008

(in thousands)

	(Unaudited)
	2009	2008
Discontinued Operations:

Net cash provided by operating activities of discontinued operations	—	10,580
Net cash used by investing activities of discontinued operations	—	(1,116)
Net cash provided by financing activities of discontinued operations	—	48
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	—	846

Net cash provided by discontinued operations	—	10,358

Net increase (decrease) in cash and cash equivalents	(104,865)	285,810

Cash and cash equivalents at beginning of period, including cash and cash equivalents of discontinued operations	445,332	93,062

Cash and cash equivalents at end of period, including cash and cash equivalents of discontinued operations	$340,467	378,872

See Notes to Consolidated Financial Statements.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

During the fourth quarter of fiscal year 2008, the company determined that certain costs previously classified in the consolidated statements of earnings as components of advertising, marketing, selling and administrative expenses should be classified as cost of products sold to be consistent with the company’s policy of capitalizing these costs in inventory. As a result, for the three and six months ended March 31, 2008 the company has reclassified $4.2 million and $8.3 million of these costs, respectively, which are associated with the transfer of finished goods from manufacturing plants to distribution centers. The reclassifications had no effect on earnings or cash flows.

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

The results of discontinued operations, including both Cederroth and Sally Holdings, for the three and six months ended March 31, 2009 and 2008 were as follows (in thousands):

	Three Months Ended March 31		Six Months Ended March 31
	2009	2008	2009	2008
Net sales	$—	63,414	—	120,902

Earnings before provision for income taxes	409	4,220	847	6,681

Provision for income taxes	151	892	313	1,036

Earnings from discontinued businesses, net of income taxes	258	3,328	534	5,645

Gain (loss) on the sale of Cederroth, net of income taxes	(10)	(938)	71	(1,890)

Earnings from discontinued operations, net of income taxes	$248	2,390	605	3,755

The earnings from discontinued operations, net of income taxes consists of the following amounts related to Cederroth and Sally Holdings (in thousands):

	Three Months Ended March 31		Six Months Ended March 31
	2009	2008	2009	2008
Cederroth (see below)	$(10)	1,744	71	1,706

Sally Holdings (see page 9)	258	646	534	2,049

Total earnings from discontinued operations, net of income taxes	$248	2,390	605	3,755

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

ALBERTO CULVER COMPANY AND SUBSIDIARIES

During the three and six months ended March 31, 2008, the company incurred transaction costs (primarily investment banking, legal and other professional service fees) of $938,000 and $1.9 million, respectively, which were recorded as part of the gain (loss) on the sale of Cederroth.

The results of discontinued operations related to Cederroth for the three and six months ended March 31, 2009 and 2008 were as follows (in thousands):

	Three Months Ended March 31		Six Months Ended March 31
	2009	2008	2009	2008
Net sales	$—	63,414	—	120,902

Earnings before provision for income taxes	—	3,126	—	3,429

Provision (benefit) for income taxes	—	444	—	(167)

Earnings from discontinued businesses, net of income taxes	—	2,682	—	3,596

Gain (loss) on the sale of Cederroth, net of income taxes	(10)	(938)	71	(1,890)

Earnings (loss) from discontinued operations, net of income taxes	$(10)	1,744	71	1,706

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

The results of discontinued operations related to Sally Holdings for the three and six months ended March 31, 2009 and 2008 were as follows (in thousands):

	Three Months Ended March 31		Six Months Ended March 31
	2009	2008	2009	2008
Earnings before provision for income taxes*	$409	1,094	847	3,252

Provision for income taxes	151	448	313	1,203

Earnings from discontinued operations, net of income taxes	$258	646	534	2,049

* Primarily reflects favorable adjustments to self-insurance reserves for pre-Separation Sally claims retained by the company.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

(3)	RESTRUCTURING AND OTHER

Restructuring and other expenses during the three and six months ended March 31, 2009 and 2008 consist of the following (in thousands):

	Three Months Ended March 31		Six Months Ended March 31
	2009	2008	2009	2008
Severance and other exit costs	$(72)	913	270	3,280
Impairment and other property, plant and equipment charges	22	774	147	3,074
Loss (gain) on sales of assets	32	226	(93)	226
Non-cash charges for the recognition of foreign currency translation losses (gains) in connection with the liquidation of foreign legal entities	(103)	152	(167)	227
Legal fees and other expenses incurred to assign the company’s trademarks following the closing of the Separation	100	5	114	52

	$(21)	2,070	271	6,859

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

Through March 31, 2009, the company has recorded cumulative charges related to this plan of $15.0 million for severance, $254,000 for contract termination costs and $1.3 million for other exit costs. The following table reflects the activity related to this restructuring plan during the six months ended March 31, 2009 (in thousands):

	Liability at September 30, 2008	New Charges & Adjustments		Cash Payments & Other Settlements	Liability at March 31, 2009
Severance	$466	(96)		(84)	286
Contract termination costs	—	13		(13)	—
Other	124	13		(81)	56

	$590	(70	)*	(178)	342

On October 25, 2007, the company committed to a plan primarily related to the closure of its manufacturing facility in Toronto, Canada. As part of the plan, the company’s workforce has been reduced by approximately 125 employees.

Through March 31, 2009, the company has recorded cumulative charges related to this plan of $2.5 million for severance and $425,000 for other exit costs. The following table reflects the activity related to this restructuring plan during the six months ended March 31, 2009 (in thousands):

	Liability at September 30, 2008	New Charges		Cash Payments & Other Settlements	Liability at March 31, 2009
Severance	$330	—		(241)	89
Other	—	16		(16)	—

	$330	16	*	(257)	89

ALBERTO CULVER COMPANY AND SUBSIDIARIES

On May 29, 2008, the company committed to a plan to close its manufacturing facility, reduce its headcount and relocate to a smaller commercial office in Puerto Rico. As part of the plan, the company’s workforce has been reduced by approximately 100 employees.

Through March 31, 2009, the company has recorded cumulative charges related to this plan of $1.7 million for severance, $8,000 for contract termination costs and $1.1 million for other exit costs. The following table reflects the activity related to this restructuring plan during the six months ended March 31, 2009 (in thousands):

	Liability at September 30, 2008	New Charges		Cash Payments & Other Settlements	Liability at March 31, 2009
Severance	$212	29		(213)	28
Other	427	295		(722)	—

	$639	324	*	(935)	28

*	The sum of these three amounts from the tables above represents the $270,000 of total charges for severance and other exit costs recorded during the first half of fiscal year 2009.

Impairment and Other Property, Plant and Equipment Charges

During the first half of fiscal year 2009, the company recorded fixed asset charges of $147,000 related to the closure of the Puerto Rico manufacturing facility. During the first half of fiscal year 2008, the company recorded total impairment and other fixed asset charges of $3.1 million, including $1.1 million in connection with the closure of the Dallas, Texas manufacturing facility and $2.0 million related to the closure of the Toronto, Canada manufacturing facility.

Loss (Gain) on Sale of Assets

The company closed on the sale of its manufacturing facility in Puerto Rico on December 19, 2008. The company received net cash proceeds of $722,000 and recognized a pre-tax gain of $93,000 in the first half of fiscal year 2009 as a result of the sale. The company closed on the sale of its manufacturing facility in Dallas, Texas on March 26, 2008. The company received net cash proceeds of $3.1 million and recognized a pre-tax loss of $226,000 in the second quarter of fiscal year 2008 as a result of the sale.

Foreign Currency Translation Loss (Gain)

The company substantially completed the liquidation of two foreign legal entities in connection with its reorganization plan and is therefore recognizing in restructuring and other expenses the accumulated foreign currency translation losses (gains) related to the entities, which resulted in a $167,000 benefit during the first half of fiscal year 2009.

Trademark Legal Fees and Other Expenses

Due to the series of transactions affecting the company’s legal structure as part of the closing of the Separation, the company completed a process to assign many of its existing trademarks in various countries around the world. In connection with this effort, the company incurred legal fees and other expenses of $114,000 and $52,000 in the first half of fiscal years 2009 and 2008, respectively.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

(4)	FAIR VALUE MEASUREMENTS

The company adopted the provisions of SFAS No. 157, “Fair Value Measurements,” effective October 1, 2008 for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements. The adoption of SFAS No. 157 did not have a material effect on the company’s consolidated financial statements. As allowed by FASB Staff Position (FSP) No. FAS 157-2, “Effective Date for FASB Statement No. 157,” the company has elected to defer the adoption for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the first quarter of fiscal year 2010.

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

The following table summarizes the company’s financial assets and liabilities measured at fair value on a recurring basis in accordance with SFAS No. 157 as of March 31, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$251,292	—	—	251,292
Derivative instruments	—	85	—	85
Auction rate securities	—	—	64,945	64,945
Other	367	—	—	367

	$251,659	85	64,945	316,689

Liabilities:
Derivative instruments	$—	746	—	746

	$—	746	—	746

Cash Equivalents – This amount represents the portion of the company’s cash equivalents invested in institutional money market funds, which are actively traded and have quoted market prices.

Derivative Instruments – The fair value of the company’s derivative instruments was determined using pricing models, with all significant inputs derived from or corroborated by observable market data such as yield curves, currency spot and forward rates and currency volatilities.

In the second quarter of fiscal year 2009, the company adopted the provisions of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” with respect to the derivative instruments entered into during the period. SFAS No. 161 expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to provide an enhanced understanding of the use of derivative instruments and their effect on the consolidated financial statements.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

As a multinational corporation that manufactures and markets products in countries throughout the world, the company is subject to certain market risks including foreign currency fluctuations. The company considers a variety of practices to manage these market risks, including, when deemed appropriate, the use of derivative instruments. The company uses derivative instruments only for risk management and does not use them for trading or speculative purposes. The company only enters into derivative instruments with highly rated counterparties based in the United States, and does not believe that it has significant counterparty credit risk with regard to its current arrangements.

In the second quarter of fiscal year 2009, certain of the company’s foreign subsidiaries entered into foreign currency forward contracts in an attempt to minimize the impact of short-term currency fluctuations on forecasted sales and inventory purchases denominated in currencies other than their functional currencies. These contracts are designated as cash flow hedging instruments in accordance with SFAS No. 133. As a result, unrealized gains and losses on these contracts are recorded to accumulated other comprehensive income until the underlying hedged items are recognized through operations. The ineffective portion of a contract’s change in fair value is immediately recognized through operations. At March 31, 2009, the notional amount of these outstanding forward contracts in U.S. dollars was $7.7 million and the contracts mature within the next five months. The following table provides information on these foreign currency forward contracts (in thousands):

	March 31, 2009		Three Months Ended March 31, 2009		Six Months Ended March 31, 2009
Fair value of assets	$83	(1)	—		—
Amount of gain recorded in accumulated other comprehensive income	83		—		—
Amount of gain reclassified from accumulated other comprehensive income to earnings	—		104	(2)	104	(2)

(1)	Amount included in other current assets on the consolidated balance sheet.
(2)	Amounts included in net sales on the consolidated statements of earnings.

The company also recognized a $20,000 gain in earnings due to ineffectiveness of these foreign currency forward contracts. This amount is included in advertising, marketing, selling and administrative expenses on the statement of earnings.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

In addition, in the second quarter of fiscal year 2009 certain of the company’s foreign subsidiaries entered into a series of foreign currency forward contracts to hedge their net balance sheet exposure for amounts designated in currencies other than their functional currencies. These contracts are not designated as hedging instruments and therefore do not qualify for hedge accounting treatment under SFAS No. 133. As a result, gains and losses on these contracts are recorded directly to the statement of earnings and serve to offset the related exchange gains or losses on the underlying exposures. At March 31, 2009, the notional amount of these outstanding forward contracts in U.S. dollars was $6.3 million and the contracts mature within the next two months. The following table provides information on these foreign currency forward contracts (in thousands):

	March 31, 2009		Three Months Ended March 31, 2009		Six Months Ended March 31, 2009
Fair value of assets	$2	(1)	—		—
Fair value of liabilities	(746	) (2)	—		—
Amount of loss recorded in earnings	—		(118	) (3)	(118	) (3)

(1)	Amount included in other current assets on the consolidated balance sheet.
(2)	Amount included in accrued expenses on the consolidated balance sheet.
(3)	Amounts included in advertising, marketing, selling and administrative expenses on the consolidated statements of earnings.

Auction Rate Securities – Prior to the second quarter of fiscal year 2008, the company regularly invested in auction rate securities (ARS) which typically are bonds with long-term maturities that have interest rates which reset at intervals of up to 35 days through an auction process. These investments are considered available for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” All of the company’s remaining investments in ARS at March 31, 2009 represent interests in pools of student loans and have AAA/Aaa credit ratings. In addition, all of these securities carry an indirect guarantee by the U.S. federal government of at least 97% of the par value through the Federal Family Education Loan Program (FFELP). Based on these factors and the credit worthiness of the underlying assets, the company does not believe that it has significant principal risk with regard to these investments.

Historically, the periodic auctions for these ARS investments have provided a liquid market for these securities. As a result, the company carried its investments at par value, which approximated fair value, and classified them as short-term in the consolidated balance sheets. Starting in the second quarter of fiscal year 2008, each of the company’s remaining ARS investments has experienced multiple failed auctions, meaning that there have been insufficient bidders to match the supply of securities submitted for sale. During the first half of fiscal year 2009, the company did not redeem any ARS investments as a result of successful auctions as all auctions for the company’s remaining ARS investments continued to fail during the period. In addition, the company did not recognize any realized gains or losses from the sale of ARS investments in its statement of earnings. The company continues to earn interest on its investments at the maximum contractual rate and continues to collect the interest in accordance with the stated terms of the securities. At March 31, 2009, the company’s outstanding ARS investments carried a weighted average tax exempt interest rate of 1.1%.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

At March 31, 2009, the company has ARS investments with a total par value of $69.8 million. The company has recorded these investments on its consolidated balance sheet at an estimated fair value of $64.9 million and recorded an unrealized loss of $4.9 million in accumulated other comprehensive income, reflecting the decline in the estimated fair value. The unrealized loss has been recorded in accumulated other comprehensive income and not the statement of earnings as the company has concluded at March 31, 2009 that no other-than-temporary impairment losses have occurred because its investments continue to be of high credit quality and the company has the intent and ability to hold these investments until the anticipated recovery in market value occurs. The company will continue to analyze its ARS in future periods for impairment and may be required to record a charge in its statement of earnings in future periods if the decline in fair value is determined to be other-than-temporary. The fair value of these securities has been estimated by management using unobservable input data from external sources. Because there is no active market for these securities, management utilized a discounted cash flow valuation model to estimate the fair value of each individual security, with the key assumptions in the model being the expected holding period for the ARS, the expected coupon rate over the holding period and the required rate of return by market participants (discount rate), adjusted to reflect the current illiquidity in the market. For each of the company’s existing securities, the model calculates an expected periodic coupon rate using regression analysis and a market required rate of return that includes a risk-free interest rate and a credit spread. At March 31, 2009, the estimated required rate of return was adjusted by a spread of 1.5% to reflect the illiquidity in the market. The model then discounts the expected coupon rate at the adjusted discount rate to arrive at the fair value price. At March 31, 2009, the assumed holding period for the ARS was three years and the weighted average expected coupon rate and adjusted discount rate used in the valuation model were 4.3% and 4.2%, respectively.

One of the company’s outstanding ARS investments with an estimated $8.5 million fair value is scheduled to mature on September 1, 2009 and is therefore classified as short-term on the March 31, 2009 balance sheet. The remainder of the investments have been classified as long-term as the company cannot be certain that they will settle within the next twelve months. Other than the one ARS investment which matures September 1, 2009, the company’s remaining ARS investments have scheduled maturities ranging from 2029 to 2042. As noted above, it is management’s intent to hold these investments until the company is able to recover the full par value, either through issuer calls, refinancings or other refunding initiatives, the recovery of the auction market or the emergence of a new secondary market. Management’s assumption used in the current fair value estimates is that this will occur within the next three years.

The following table provides a reconciliation between the beginning and ending balances of the company’s ARS, which are measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Auction Rate Securities
Balance at September 30, 2008	$65,841
Unrealized loss included in other comprehensive income	(896)

Balance at March 31, 2009	$64,945

ALBERTO CULVER COMPANY AND SUBSIDIARIES

(5)	STOCKHOLDERS’ EQUITY

The company did not purchase any shares of its common stock during the first half of fiscal year 2009. At March 31, 2009, the company has authorization remaining to purchase a total of 5,834,218 shares. On November 12, 2006, the Board of Directors authorized the company to purchase up to 5 million shares of common stock. During the third and fourth quarters of fiscal year 2008, the company purchased 4,165,782 common shares in the open market under the authorization for an aggregate purchase price of $109.5 million. On July 24, 2008, the Board of Directors authorized the company to purchase an additional 5 million shares of common stock.

The company’s $300 million revolving credit facility, as amended, includes a covenant that limits the company’s ability to purchase its common stock or pay dividends if the cumulative stock repurchases plus cash dividends exceeds $250 million plus 50% of “consolidated net income” (as defined in the credit agreement) commencing January 1, 2007.

During the six months ended March 31, 2009 and 2008, the company acquired $442,000 and $33,000, respectively, of common stock surrendered by employees in connection with the payment of withholding taxes as provided under the terms of certain incentive plans. In addition, during the six months ended March 31, 2008, the company acquired $163,000 of common stock surrendered by employees to pay the exercise price of stock options. All shares acquired under these plans are not subject to the company’s stock repurchase program.

(6)	WEIGHTED AVERAGE SHARES OUTSTANDING

The following table provides information on basic and diluted weighted average shares outstanding (in thousands):

	Three Months Ended March 31		Six Months Ended March 31
	2009	2008	2009	2008
Basic weighted average shares outstanding	97,640	99,592	97,583	98,840
Effect of dilutive securities:
Assumed exercise of stock options	1,386	2,470	1,371	2,562
Assumed vesting of restricted stock	469	415	471	395
Effect of unrecognized stock-based compensation related to future services	(420)	(470)	(446)	(481)

Diluted weighted average shares outstanding	99,075	102,007	98,979	101,316

The computations of diluted weighted average shares outstanding for the three and six months ended March 31, 2009 exclude stock options for 3.1 million shares since the options were anti-dilutive. Stock options for 1.4 million and 1.3 million shares were anti-dilutive for the three and six months ended March 31, 2008, respectively.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

(7)	STOCK-BASED COMPENSATION

In accordance with SFAS No. 123 (R), “Share-Based Payment,” the company recognizes compensation expense for stock options on a straight-line basis over the vesting period or to the date a participant becomes eligible for retirement, if earlier. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. During the first half of fiscal year 2009, there were no significant changes to the assumptions used in calculating the fair value of stock options.

In the second quarter of fiscal year 2009, the company recorded stock option expense that reduced earnings from continuing operations before provision for income taxes by $1.5 million, provision for income taxes by $518,000, earnings from continuing operations by $1.0 million and diluted earnings per share from continuing operations by 1 cent. In the first half of fiscal year 2009, the company recorded stock option expense that reduced earnings from continuing operations before provision for income taxes by $4.5 million, provision for income taxes by $1.5 million, earnings from continuing operations by $3.0 million and diluted earnings per share from continuing operations by 3 cents. In the second quarter of fiscal year 2008, the company recorded stock option expense that reduced earnings from continuing operations before provision for income taxes by $836,000, provision for income taxes by $293,000 and earnings from continuing operations by $543,000. Stock option expense in the quarter had no effect on diluted earnings per share from continuing operations. In the first half of fiscal year 2008, the company recorded stock option expense that reduced earnings from continuing operations before provision for income taxes by $3.0 million, provision for income taxes by $1.1 million, earnings from continuing operations by $1.9 million and diluted earnings per share from continuing operations by 2 cents. The expense amounts in the first quarter of each fiscal year include the immediate expensing of the fair value of stock options granted during the quarter to participants who had already met the definition of retirement under the stock option plans. Stock option expense is included in advertising, marketing, selling and administrative expenses in the consolidated statements of earnings.

Also in accordance with SFAS No. 123 (R), the company amortizes the total fair market value of restricted shares on the date of grant to expense on a straight-line basis over the vesting period. The amortization expense related to restricted shares during the second quarter of fiscal year 2009 was $933,000, compared to $755,000 during the second quarter of fiscal year 2008. The amortization expense related to restricted shares during the first half of fiscal year 2009 was $1.5 million, compared to $1.2 million during the first half of fiscal year 2008. The amortization expense amounts in the second quarter of each fiscal year include the immediate expensing of the fair value of restricted shares granted during the quarter to certain non-employee directors who had already met the service requirement under the current restricted stock plan.

During the first half of fiscal year 2009, the company granted 1.7 million stock options and 124,000 restricted shares under its existing stock-based compensation plans.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

(8)	COMPREHENSIVE INCOME

Comprehensive income consists of net earnings, foreign currency translation adjustments and the unrealized gains (losses) on ARS investments and cash flow hedges as follows (in thousands):

	Three Months Ended March 31		Six Months Ended March 31
	2009	2008	2009	2008
Net earnings	$28,078	29,027	59,732	59,934
Other comprehensive income adjustments:
Foreign currency translation during the period	(4,557)	15,022	(39,346)	18,333
Reclassification adjustment due to the recognition in net earnings of foreign currency translation losses (gains) in connection with the liquidation of foreign legal entities	(103)	(201)	(167)	(126)
Unrealized loss on ARS investments	(192)	(2,967)	(896)	(2,967)
Unrealized gain on cash flow hedges	83	—	83	—

Comprehensive income	$23,309	40,881	19,406	75,174

(9)	BUSINESS SEGMENT INFORMATION

Segment information for the three and six months ended March 31, 2009 and 2008 is as follows (in thousands):

	Three Months Ended March 31		Six Months Ended March 31
	2009	2008	2009	2008
Net sales:
United States	$229,643	218,228	454,108	426,081
International	114,689	131,141	243,058	266,475

	$344,332	349,369	697,166	692,556

Earnings from continuing operations before provision for income taxes:
United States	$36,291	28,713	80,029	56,923
International	7,109	10,470	26,047	30,601

Segment operating profit	43,400	39,183	106,076	87,524
Stock option expense (note 7)	(1,481)	(836)	(4,541)	(2,971)
Restructuring and other (note 3)	21	(2,070)	(271)	(6,859)
Interest income, net	659	2,298	1,951	5,016

	$42,599	38,575	103,215	82,710

International’s net sales were negatively impacted by $35.4 million and $67.6 million from foreign currency fluctuations during the three and six months ended March 31, 2009, respectively.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

(10)	ACQUISITION

On October 1, 2008, the company acquired the Noxzema skin care business in the United States, Canada and portions of Latin America, as well as the worldwide rights and trademarks to the Noxzema brand. The company believes that the Noxzema line of products will provide opportunities for growth in the skin care category. The total purchase price was $83.6 million, with $81 million paid at closing. In addition to the amount paid at closing, the company also incurred $2.6 million of legal and professional service fees in connection with this acquisition. Goodwill of $60.6 million, a trade name of $15.4 million and other intangible assets of $7.6 million have been recorded as a result of the purchase price allocation and are expected to be deductible for tax purposes. The acquisition was accounted for using the purchase method and, accordingly, the results of operations of Noxzema have been included in the consolidated financial statements from the date of acquisition. Pro-forma information for Noxzema is not provided since the Noxzema business acquired is not material to the company’s consolidated results of operations.

(11)	GOODWILL AND TRADE NAMES

The changes in the carrying amounts of goodwill by reportable segment for the six months ended March 31, 2009 are as follows (in thousands):

	United States	International	Total
Balance at September 30, 2008	$134,180	25,038	159,218
Additions	58,873	7,059	65,932
Foreign currency translation	—	(1,765)	(1,765)

Balance at March 31, 2009	$193,053	30,332	223,385

The additions to goodwill primarily relate to the acquisition of Noxzema in October 2008 which resulted in the recognition of $60.6 million of goodwill in total, allocated between the United States and International reportable segments. In addition, goodwill in the United States increased $5.4 million for additional consideration related to the acquisition of Nexxus Products Company (Nexxus). In accordance with the Nexxus purchase agreement dated May 18, 2005, additional consideration of up to $55 million may be paid over the ten years following the closing of the acquisition based on a percentage of sales of Nexxus branded products. Such additional consideration is being accrued in the period the company becomes obligated to pay the amounts and is increasing the amount of goodwill resulting from the acquisition. Through fiscal year 2008, the company has paid $17.9 million of additional consideration based on sales of Nexxus products through June 30, 2008. As of March 31, 2009, the company owed $5.9 million of additional consideration for the period from July 1, 2008 to March 31, 2009 which is expected to be paid in the fourth quarter of fiscal year 2009.

Indefinite-lived trade names by reportable segment at March 31, 2009 and September 30, 2008 are as follows (in thousands):

	March 31, 2009	September 30, 2008
United States	$72,385	58,679
International	17,384	16,118

	$89,769	74,797

The change in trade names is primarily due to the acquisition of Noxzema in October 2008 which resulted in the recognition of a new $15.4 million trade name, allocated between the United States and International reportable segments.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

(12)	NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations.” SFAS No. 141 (R) significantly changes the accounting for business combinations in a number of areas including preacquisition contingencies and transaction costs. In addition, SFAS No. 141 (R) requires certain financial statement disclosures to enable users to evaluate and understand the nature and financial effects of the business combination. In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” which amended certain provisions of SFAS No. 141 (R) related to the recognition, measurement, and disclosure of assets acquired and liabilities assumed related to contingencies, including the treatment of contingent consideration. The provisions of SFAS No. 141 (R) and FSP No. FAS 141(R)-1 are effective for fiscal years beginning after December 15, 2008 and earlier application is prohibited. Accordingly, the company will apply these new provisions prospectively to business combinations that are consummated beginning in the first quarter of fiscal year 2010.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which provides operational guidance for determining other-than-temporary impairments for debt securities. FSP No. FAS 115-2 and FAS 124-2 is required to be applied to interim and annual periods ending after June 15, 2009. Accordingly, the company will comply with the provisions of FSP No. FAS 115-2 and FAS 124-2, as applicable, during the third quarter of fiscal year 2009. The application of FSP No. FAS 115-2 and FAS 124-2 is not expected to have a material effect on the company’s consolidated financial statements.

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

During the three and six months ended March 31, 2008, the company incurred transaction costs (primarily investment banking, legal and other professional service fees) of $938,000 and $1.9 million, respectively, which were recorded as part of the gain (loss) on the sale of Cederroth.

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

ALBERTO CULVER COMPANY AND SUBSIDIARIES

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

NON-GAAP FINANCIAL MEASURE

To supplement the company’s financial results presented in accordance with U.S. generally accepted accounting principles (GAAP), the company discloses “organic sales growth” which measures the growth in net sales excluding the effects of foreign currency fluctuations, acquisitions and divestitures. This measure is a “non-GAAP financial measure” as defined by Regulation G of the Securities and Exchange Commission (SEC). This non-GAAP financial measure is not intended to be, and should not be, considered separately from or as an alternative to the most directly comparable GAAP financial measure of “net sales growth.” This specific non-GAAP financial measure is presented in MD&A with the intent of providing greater transparency to supplemental financial information used by management and the company’s board of directors in their financial and operational decision-making. This non-GAAP financial measure is among the primary indicators that management and the board of directors use as a basis for budgeting, making operating and strategic decisions and evaluating performance of the company and management as it provides meaningful supplemental information regarding the normal ongoing operations of the company and its core businesses. This amount is disclosed so that the reader has the same financial data that management uses with the belief that it will assist investors and other readers in making comparisons to the company’s historical operating results and analyzing the underlying performance of the company’s normal ongoing operations for the periods presented. Management believes that the presentation of this non-GAAP financial measure, when considered along with the company’s GAAP financial measure and the reconciliation to the corresponding GAAP financial measure, provides the reader with a more complete understanding of the factors and trends affecting the company than could be obtained absent this disclosure. It is important for the reader to note that the non-GAAP financial measure used by the company may be calculated differently from, and therefore may not be comparable to, a similarly titled measure used by other companies. A reconciliation of this measure to its most directly comparable GAAP financial measure is provided in the “Reconciliation of Non-GAAP Financial Measure” section of MD&A and should be carefully evaluated by the reader.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

RESTRUCTURING AND OTHER

Restructuring and other expenses during the three and six months ended March 31, 2009 and 2008 consist of the following (in thousands):

	Three Months Ended March 31		Six Months Ended March 31
	2009	2008	2009	2008
Severance and other exit costs	$(72)	913	270	3,280
Impairment and other property, plant and equipment charges	22	774	147	3,074
Loss (gain) on sales of assets	32	226	(93)	226
Non-cash charges for the recognition of foreign currency translation losses (gains) in connection with the liquidation of foreign legal entities	(103)	152	(167)	227
Legal fees and other expenses incurred to assign the company’s trademarks following the closing of the Separation	100	5	114	52

	$(21)	2,070	271	6,859

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

Through March 31, 2009, the company has recorded cumulative charges related to this plan of $15.0 million for severance, $254,000 for contract termination costs and $1.3 million for other exit costs. The following table reflects the activity related to this restructuring plan during the six months ended March 31, 2009 (in thousands):

	Liability at September 30, 2008	New Charges & Adjustments		Cash Payments & Other Settlements	Liability at March 31, 2009
Severance	$466	(96)		(84)	286
Contract termination costs	—	13		(13)	—
Other	124	13		(81)	56

	$590	(70	)*	(178)	342

On October 25, 2007, the company committed to a plan primarily related to the closure of its manufacturing facility in Toronto, Canada. As part of the plan, the company’s workforce has been reduced by approximately 125 employees.

Through March 31, 2009, the company has recorded cumulative charges related to this plan of $2.5 million for severance and $425,000 for other exit costs. The following table reflects the activity related to this restructuring plan during the six months ended March 31, 2009 (in thousands):

	Liability at September 30, 2008	New Charges		Cash Payments & Other Settlements	Liability at March 31, 2009
Severance	$330	—		(241)	89
Other	—	16		(16)	—

	$330	16	*	(257)	89

ALBERTO CULVER COMPANY AND SUBSIDIARIES

On May 29, 2008, the company committed to a plan to close its manufacturing facility, reduce its headcount and relocate to a smaller commercial office in Puerto Rico. As part of the plan, the company’s workforce has been reduced by approximately 100 employees.

Through March 31, 2009, the company has recorded cumulative charges related to this plan of $1.7 million for severance, $8,000 for contract termination costs and $1.1 million for other exit costs. The following table reflects the activity related to this restructuring plan during the six months ended March 31, 2009 (in thousands):

	Liability at September 30, 2008	New Charges		Cash Payments & Other Settlements	Liability at March 31, 2009
Severance	$212	29		(213)	28
Other	427	295		(722)	—

	$639	324	*	(935)	28

*	The sum of these three amounts from the tables above represents the $270,000 of total charges for severance and other exit costs recorded during the first half of fiscal year 2009.

Impairment and Other Property, Plant and Equipment Charges

During the first half of fiscal year 2009, the company recorded fixed asset charges of $147,000 related to the closure of the Puerto Rico manufacturing facility. During the first half of fiscal year 2008, the company recorded total impairment and other fixed asset charges of $3.1 million, including $1.1 million in connection with the closure of the Dallas, Texas manufacturing facility and $2.0 million related to the closure of the Toronto, Canada manufacturing facility.

Loss (Gain) on Sale of Assets

The company closed on the sale of its manufacturing facility in Puerto Rico on December 19, 2008. The company received net cash proceeds of $722,000 and recognized a pre-tax gain of $93,000 in the first half of fiscal year 2009 as a result of the sale. The company closed on the sale of its manufacturing facility in Dallas, Texas on March 26, 2008. The company received net cash proceeds of $3.1 million and recognized a pre-tax loss of $226,000 in the second quarter of fiscal year 2008 as a result of the sale.

Foreign Currency Translation Loss (Gain)

The company substantially completed the liquidation of two foreign legal entities in connection with its reorganization plan and is therefore recognizing in restructuring and other expenses the accumulated foreign currency translation losses (gains) related to the entities, which resulted in a $167,000 benefit during the first half of fiscal year 2009.

Trademark Legal Fees and Other Expenses

Due to the series of transactions affecting the company’s legal structure as part of the closing of the Separation, the company completed a process to assign many of its existing trademarks in various countries around the world. In connection with this effort, the company incurred legal fees and other expenses of $114,000 and $52,000 in the first half of fiscal years 2009 and 2008, respectively.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

AUCTION RATE SECURITIES

Prior to the second quarter of fiscal year 2008, the company regularly invested in auction rate securities (ARS) which typically are bonds with long-term maturities that have interest rates which reset at intervals of up to 35 days through an auction process. These investments are considered available for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” All of the company’s remaining investments in ARS at March 31, 2009 represent interests in pools of student loans and have AAA/Aaa credit ratings. In addition, all of these securities carry an indirect guarantee by the U.S. federal government of at least 97% of the par value through the Federal Family Education Loan Program (FFELP). Based on these factors and the credit worthiness of the underlying assets, the company does not believe that it has significant principal risk with regard to these investments.

Historically, the periodic auctions for these ARS investments have provided a liquid market for these securities. As a result, the company carried its investments at par value, which approximated fair value, and classified them as short-term in the consolidated balance sheets. Starting in the second quarter of fiscal year 2008, each of the company’s remaining ARS investments has experienced multiple failed auctions, meaning that there have been insufficient bidders to match the supply of securities submitted for sale. During the first half of fiscal year 2009, the company did not redeem any ARS investments as a result of successful auctions as all auctions for the company’s remaining ARS investments continued to fail during the period. In addition, the company did not recognize any realized gains or losses from the sale of ARS investments in its statement of earnings. The company continues to earn interest on its investments at the maximum contractual rate and continues to collect the interest in accordance with the stated terms of the securities. At March 31, 2009, the company’s outstanding ARS investments carried a weighted average tax exempt interest rate of 1.1%.

At March 31, 2009, the company has ARS with a total par value of $69.8 million. The company has recorded these investments on its consolidated balance sheet at an estimated fair value of $64.9 million and recorded an unrealized loss of $4.9 million in accumulated other comprehensive income, reflecting the decline in the estimated fair value. The unrealized loss has been recorded in accumulated other comprehensive income and not the statement of earnings as the company has concluded at March 31, 2009 that no other-than-temporary impairment losses have occurred because its investments continue to be of high credit quality and the company has the intent and ability to hold these investments until the anticipated recovery in market value occurs. The company will continue to analyze its ARS in future periods for impairment and may be required to record a charge in its statement of earnings in future periods if the decline in fair value is determined to be other-than-temporary. The fair value of these securities has been estimated by management using unobservable input data from external sources. Because there is no active market for these securities, management utilized a discounted cash flow valuation model to estimate the fair value of each individual security, with the key assumptions in the model being the expected holding period for the ARS, the expected coupon rate over the holding period and the required rate of return by market participants (discount rate), adjusted to reflect the current illiquidity in the market. For each of the company’s existing securities, the model calculates an expected periodic coupon rate using regression analysis and a market required rate of return that includes a risk-free interest rate and a credit spread. At March 31, 2009, the estimated required rate of return was adjusted by a spread of 1.5% to reflect the illiquidity in the market. The model then discounts the expected coupon rate at the adjusted discount rate to arrive at the fair value price. At March 31, 2009, the assumed holding period for the ARS was three years and the weighted average expected coupon rate and adjusted discount rate used in the valuation model were 4.3% and 4.2%, respectively.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

One of the company’s outstanding ARS investments with an estimated $8.5 million fair value is scheduled to mature on September 1, 2009 and is therefore classified as short-term on the March 31, 2009 balance sheet. The remainder of the investments have been classified as long-term as the company cannot be certain that they will settle within the next twelve months. Other than the one ARS investment which matures September 1, 2009, the company’s remaining ARS investments have scheduled maturities ranging from 2029 to 2042. As noted above, it is management’s intent to hold these investments until the company is able to recover the full par value, either through issuer calls, refinancings or other refunding initiatives, the recovery of the auction market or the emergence of a new secondary market. Management’s assumption used in the current fair value estimates is that this will occur within the next three years.

The company anticipates that its existing cash and cash equivalent balances, along with cash flows from operations and available credit, will be sufficient to fund its operating and other requirements.

RECLASSIFICATION

During the fourth quarter of fiscal year 2008, the company determined that certain costs previously classified in the consolidated statements of earnings as components of advertising, marketing, selling and administrative expenses should be classified as cost of products sold to be consistent with the company’s policy of capitalizing these costs in inventory. As a result, for the three and six months ended March 31, 2008 the company has reclassified $4.2 million and $8.3 million of these costs, respectively, which are associated with the transfer of finished goods from manufacturing plants to distribution centers. The reclassifications had no effect on earnings or cash flows.

RESULTS OF OPERATIONS

Comparison of the Quarters Ended March 31, 2009 and 2008

The company recorded second quarter net sales of $344.3 million in fiscal year 2009, a decrease of $5.0 million or 1.4% compared to the same period of the prior year. Organic sales, which exclude the effect of foreign currency fluctuations (an adverse impact of 10.1%) and the net sales of Noxzema products in 2009 (a positive impact of 2.4%), grew 6.3% during the second quarter of fiscal year 2009.

Earnings from continuing operations were $27.8 million for the three months ended March 31, 2009 versus $26.6 million for the same period of the prior year. Diluted earnings per share from continuing operations were 28 cents in the second quarter of fiscal year 2009 compared to 26 cents in the same period of fiscal year 2008. In the second quarter of fiscal year 2009, restructuring and other expenses and discrete tax items increased earnings from continuing operations by $45,000 and $229,000, respectively, and neither amount had an impact on diluted earnings per share from continuing operations. In the second quarter of fiscal year 2008, restructuring and other expenses reduced earnings from continuing operations by $1.4 million and diluted earnings per share from continuing operations by 2 cents, while discrete tax items increased earnings from continuing operations by $927,000 and diluted earnings per share from continuing operations by 1 cent.

Net sales for the United States segment in the second quarter of fiscal year 2009 increased 5.2% to $229.6 million from $218.2 million in the same quarter last year. The 2009 sales increase was principally due to higher sales of Nexxus products (2.8%) and TRESemmé shampoos, conditioners and styling products (2.7%). In addition, the acquisition of Noxzema in October 2008 added approximately 3.6% to sales for the second quarter of fiscal year 2009. These increases were partially offset by lower sales from other brands including Alberto VO5 and St. Ives.

Net sales for the International segment decreased to $114.7 million in the second quarter of fiscal year 2009 compared to $131.1 million in the comparable period last year. This sales decrease of 12.5% was primarily attributable to the effect of foreign exchange rates (27.0%), partially offset by higher sales of TRESemmé shampoos, conditioners and styling products (7.1%) including the effect of the launch in Spain, as well as the company’s multicultural product lines (2.7%), Alberto VO5 (1.9%) and St. Ives (0.8%). The launch of Nexxus in Canada also contributed to the segment’s organic growth during the quarter.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Gross profit decreased $12.7 million or 6.8% to $173.4 million for the second quarter of fiscal year 2009 compared to the second quarter of the prior year. Gross profit, as a percentage of net sales, was 50.3% for the second quarter of fiscal year 2009 compared to 53.3% for the same period in the prior year. Gross profit in the United States in the second quarter of fiscal year 2009 decreased $2.8 million or 2.4% from the prior year period. As a percentage of net sales, United States’ gross profit was 50.1% during the second quarter of fiscal year 2009 compared to 54.1% in the comparable quarter last year. The decrease in gross profit margin in the United States was primarily attributable to higher raw material costs due to short-term cost pressures resulting from higher oil prices in the fall of 2008 as well as supply and demand issues leading to significantly higher prices for other materials such as tin plate and chemicals. Gross profit for the International segment decreased $9.9 million or 14.5% in the second quarter of fiscal year 2009 versus last year’s second quarter. As a percentage of net sales, International’s gross profit was 50.7% in the second quarter of fiscal year 2009 compared to 51.9% in the prior year period. The gross profit margin for International was also affected by higher raw material costs, as noted above, as well as negative effects from foreign currency fluctuations because in certain markets significant raw material purchases are made in U.S. dollars. In the International segment, these effects were partially offset by favorable product mix, driven by the TRESemmé launch in Spain.

Compared to the prior year, advertising, marketing, selling and administrative expenses in fiscal year 2009 decreased $16.3 million or 11.0% for the second quarter. This overall decrease consists of lower advertising and marketing expenses (6.6%) and selling and administrative expenses (4.4%).

Advertising and marketing expenditures decreased 14.5% to $57.6 million (16.7% of net sales) in the second quarter of 2009 compared to $67.3 million (19.3% of net sales) in the prior year primarily due to the effect of foreign exchange rates, which accounted for 7.5% of the decrease, a lower investment behind St. Ives due to the timing of brand initiatives, media efficiencies in several markets and a shift in the United States to higher trade promotion spending. Advertising and marketing expenditures in the United States decreased 16.3% in the second quarter of fiscal year 2009 compared to the same period in the prior year. The decrease was primarily due to lower advertising and marketing expenditures for St. Ives (12.9%) as a result of significant expenditures in the second quarter of fiscal year 2008 to support the Elements launch, as well as the company’s multicultural product lines (2.1%). Advertising and marketing expenditures for the International segment decreased 10.7% in the second quarter of fiscal year 2009 compared to the same period last year, primarily due to the effect of foreign exchange rates (23.5%) and lower advertising and marketing expenditures for Alberto VO5 (7.9%), partially offset by increased advertising and marketing expenditures for TRESemmé (14.0%) due in part to the launch in Spain and Nexxus (8.2%) to support the launch in Canada.

Selling and administrative expenses decreased 8.1% to $73.9 million in the second quarter of fiscal year 2009 from $80.4 million in the second quarter of fiscal year 2008. Selling and administrative expenses, as a percentage of net sales, decreased to 21.5% in the second quarter of fiscal year 2009 from 23.0% in the comparable period of the prior year. Selling and administrative expenses in the United States decreased 6.8% for the second quarter of fiscal year 2009 compared to the prior year period primarily due to lower incentive expenses and freight costs. International’s selling and administrative expenses decreased 11.6% in the second quarter of fiscal year 2009 compared to the same quarter last year primarily due to the effect of foreign exchange rates. Selling and administrative expenses for both reportable segments were also positively impacted by cost savings initiatives implemented by the company. Stock option expense, which is included in selling and administrative expenses but is not allocated to the company’s reportable segments, was $1.5 million in the second quarter of fiscal year 2009 compared to $836,000 in the same period in fiscal year 2008.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

The company recorded net interest income of $659,000 in the second quarter of fiscal year 2009 and $2.3 million in the prior year period. Interest income was $827,000 in the second quarter of fiscal year 2009 and $4.1 million in the second quarter of the prior year. The decrease in interest income was principally due to significantly lower interest rates in the second quarter of fiscal year 2009 compared to last year. Interest expense was $168,000 in the second quarter of fiscal year 2009 and $1.8 million in the same period last year. The decrease in interest expense was primarily due to the repayment of the company’s $120 million of debentures in June 2008.

The provision for income taxes as a percentage of earnings from continuing operations before income taxes was 34.7% and 30.9% in the second quarter of fiscal years 2009 and 2008, respectively. The effective tax rate in 2008 reflects a one-time benefit from research and development credits and changes in estimates related to Mexico’s tax provision, as affected by the October 2007 enactment of new tax laws which establish minimum income tax requirements in Mexico. Also in 2008, the effective tax rate was affected by the varying tax rates in the jurisdictions in which the company’s restructuring charges were recorded.

Comparison of the Six Months Ended March 31, 2009 and 2008

For the six months ended March 31, 2009, net sales increased $4.6 million or 0.7% to $697.2 million, over the comparable period of the prior year. Organic sales, which exclude the effect of foreign currency fluctuations (an adverse impact of 9.7%) and the net sales of Noxzema products in 2009 (a positive impact of 2.5%), grew 7.9% during the first half of fiscal year 2009.

Earnings from continuing operations were $59.1 million for the six months ended March 31, 2009 versus $56.2 million for the same period of the prior year. Diluted earnings per share from continuing operations were 60 cents in the first half of fiscal year 2009 compared to 55 cents in the same period of fiscal year 2008. In the first half of fiscal year 2009, the company recognized income tax expense related to discrete tax items which reduced earnings from continuing operations by $8.7 million and diluted earnings per share from continuing operations by 9 cents. In addition, restructuring and other expenses in the first half of fiscal year 2009 reduced earnings from continuing operations by $121,000 and had no impact on diluted earnings per share from continuing operations. In the first half of fiscal year 2008, restructuring and other expenses reduced earnings from continuing operations by $4.6 million and diluted earnings per share from continuing operations by 5 cents, while discrete tax items increased earnings from continuing operations by $57,000 and had no effect on diluted earnings per share from continuing operations.

Net sales for the United States segment in the first half of fiscal year 2009 increased 6.6% to $454.1 million from $426.1 million in the same period last year. The 2009 sales increase was principally due to higher sales of TRESemmé shampoos, conditioners and styling products (3.9%) and Nexxus products (2.5%). In addition, the acquisition of Noxzema in October 2008 added approximately 3.8% to sales for the first half of fiscal year 2009. These increases were partially offset by lower sales from other brands including Alberto VO5 and St. Ives.

Net sales for the International segment decreased to $243.1 million in the first half of fiscal year 2009 compared to $266.5 million in the comparable period last year. This sales decrease of 8.8% was primarily attributable to the effect of foreign exchange rates (25.4%), partially offset by higher sales of TRESemmé shampoos, conditioners and styling products (10.6%) including the effect of the launch in Spain, as well as the company’s multicultural product lines (2.4%), Alberto VO5 (1.0%) and St. Ives (0.9%). The launch of Nexxus in Canada also contributed to the segment’s organic growth during the period.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Gross profit decreased $9.2 million or 2.5% to $355.4 million for the first half of fiscal year 2009 compared to the first half of the prior year. Gross profit, as a percentage of net sales, was 51.0% for the first half of fiscal year 2009 compared to 52.6% for the same period in the prior year. Gross profit in the United States in the first half of fiscal year 2009 increased $3.6 million or 1.6% from the prior year period. As a percentage of net sales, United States’ gross profit was 50.9% during the first half of fiscal year 2009 compared to 53.4% in the comparable period last year. The decrease in gross profit margin in the United States was primarily attributable to higher raw material costs due to short-term cost pressures resulting from higher oil prices in the fall of 2008 as well as supply and demand issues leading to significantly higher prices for other materials such as tin plate and chemicals. These increases were partially offset by manufacturing efficiencies and favorable product mix. Gross profit for the International segment decreased $12.8 million or 9.3% in the first half of fiscal year 2009 versus the comparable period last year. As a percentage of net sales, International’s gross profit was 51.2% in the first half of fiscal year 2009 compared to 51.5% in the prior year period. The gross profit margin for International was also affected by higher raw material costs, as noted above, as well as negative effects from foreign currency fluctuations because in certain markets significant raw material purchases are made in U.S. dollars. In the International segment, these effects were partially offset by favorable product mix, driven by the TRESemmé launch in Spain, and improved manufacturing efficiencies.

Compared to the prior year, advertising, marketing, selling and administrative expenses in fiscal year 2009 decreased $26.1 million or 9.3% for the first half. This overall decrease consists of lower advertising and marketing expenses (6.0%) and selling and administrative expenses (3.3%).

Advertising and marketing expenditures decreased 13.6% to $107.0 million (15.3% of net sales) in the first half of fiscal year 2009 compared to $123.9 million (17.9% of net sales) in the prior year primarily due to the effect of foreign exchange rates, which accounted for 7.9% of the decrease, the timing of certain brand initiatives, media efficiencies in several markets and a shift in the United States to higher trade promotion spending. Advertising and marketing expenditures in the United States decreased 20.7% in the first half of fiscal year 2009 compared to the same period in the prior year. The decrease was primarily due to lower advertising and marketing expenditures for Alberto VO5 (9.8%) and St. Ives (8.6%) as a result of significant expenditures in the first half of fiscal year 2008 to support the Extreme Styling and Elements launches, respectively. Advertising and marketing expenditures for the International segment increased 3.2% in the first half of fiscal year 2009 compared to the same period last year, primarily due to higher advertising and marketing expenditures for TRESemmé (24.3%) due in part to the launch in Spain and Nexxus (5.4%) to support the launch in Canada, partially offset by the effect of foreign exchange rates (26.8%).

Selling and administrative expenses decreased 5.9% to $146.8 million in the first half of fiscal year 2009 from $156.1 million in the first half of fiscal year 2008. Selling and administrative expenses, as a percentage of net sales, decreased to 21.1% in the first half of fiscal year 2009 from 22.5% in the comparable period of the prior year. Selling and administrative expenses in the United States decreased 1.6% for the first half of fiscal year 2009 compared to the prior year period primarily due to lower incentive expenses. International’s selling and administrative expenses decreased 13.5% in the first half of fiscal year 2009 compared to the same period last year primarily due to the effect of foreign exchange rates. Selling and administrative expenses for both reportable segments were also positively impacted by cost savings initiatives implemented by the company. Stock option expense, which is included in selling and administrative expenses but is not allocated to the company’s reportable segments, was $4.5 million in the first half of fiscal year 2009 compared to $3.0 million in the same period in fiscal year 2008.

The company recorded net interest income of $2.0 million in the first half of fiscal year 2009 and $5.0 million in the prior year period. Interest income was $2.3 million in the first half of fiscal year 2009 and $8.5 million in the first half of the prior year. The decrease in interest income was principally due to significantly lower interest rates in the first half of fiscal year 2009 compared to last year. Interest expense was $356,000 in the first half of fiscal year 2009 and $3.5 million in the same period last year. The decrease in interest expense was primarily due to the repayment of the company’s $120 million of debentures in June 2008.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

The provision for income taxes as a percentage of earnings from continuing operations before income taxes was 42.7% and 32.1% in the first half of fiscal years 2009 and 2008, respectively. The provision for income taxes in the first half of fiscal year 2009 includes taxes of approximately $8.9 million related to the local currency gain on U.S. dollar denominated cash equivalents held by Alberto Culver AB in Sweden following the sale of Cederroth. This amount resulted in a 8.5 percentage point increase in the effective tax rate in the first half of fiscal year 2009. On October 31, 2008, the remaining proceeds from the Cederroth sale were transferred to a newly formed, wholly-owned subsidiary in the Netherlands, and further exchange rate changes with respect to these proceeds are not expected to result in taxable income for the company. In the first half of fiscal year 2008, the effective tax rate was affected by the varying tax rates in the jurisdictions in which the company’s restructuring charges were incurred.

FINANCIAL CONDITION

March 31, 2009 versus September 30, 2008

Working capital at March 31, 2009 was $522.3 million, a decrease of $76.1 million from working capital of $598.4 million at September 30, 2008. The decrease in working capital was primarily attributable to cash outlays for the acquisition of the Noxzema business, capital expenditures and cash dividends, as well as the effect of foreign exchange rates. The March 31, 2009 ratio of current assets to current liabilities of 3.35 to 1.00 increased from last year end’s ratio of 3.12 to 1.00.

Cash, cash equivalents and investments, including short-term and long-term, decreased $105.8 million to $405.4 million compared to last fiscal year end, primarily due to payments for the acquisition of the Noxzema business ($83.6 million), capital expenditures ($34.0 million), cash dividends ($13.7 million) and the effect of foreign exchange rates which decreased cash and cash equivalents held in foreign currencies by $13.6 million. These decreases were partially offset by cash flows provided by operating activities ($43.9 million) during the period. Total investments, including short-term and long-term, were $64.9 million at March 31, 2009 compared to $65.8 million at September 30, 2008.

Receivables, less allowance for doubtful accounts, decreased 8.5% to $223.7 million from $244.3 million at September 30, 2008 primarily due to the effect of foreign exchange rates.

Inventories decreased $11.2 million or 7.5% from last fiscal year end to $138.4 million, principally due to the effect of foreign exchange rates and inventory reduction initiatives implemented by the company.

Net property, plant and equipment increased $12.5 million during the first half of fiscal year 2009 to $234.1 million at March 31, 2009. The increase resulted primarily from expenditures for the new Jonesboro, Arkansas manufacturing facility and the implementation of a new worldwide ERP system, partially offset by depreciation during the six-month period as well as the effect of foreign exchange rates.

Goodwill and trade names of $313.2 million increased $79.1 million compared to last fiscal year end primarily due to the Noxzema acquisition and additional purchase price recorded related to the Nexxus acquisition.

Accounts payable decreased $46.7 million to $100.8 million during the first half of fiscal year 2009 mainly due to reduced purchases of raw materials and packaging in line with the company’s inventory reduction initiatives, the effect of foreign exchange rates and the timing of vendor payments.

Accrued expenses of $108.0 million decreased $11.5 million compared to September 30, 2008. The decrease is due primarily to the effect of foreign exchange rates and payments during the period under various incentive plans.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Additional paid-in capital increased $9.7 million to $454.0 million at March 31, 2009 primarily as a result of paid-in capital recorded for stock option expense and restricted shares and the issuance of common stock related to the exercise of stock options and other employee incentive plans.

Retained earnings increased from $702.4 million at September 30, 2008 to $748.4 million at March 31, 2009 due to net earnings for the first half of fiscal year 2009, partially offset by the payment of $13.7 million of cash dividends.

Accumulated other comprehensive loss was $77.3 million at March 31, 2009 compared to $37.0 million at September 30, 2008. This change was primarily a result of the strengthening of the U.S. dollar versus the foreign currencies in which the company does significant business, particularly the British pound and Mexican peso.

LIQUIDITY AND CAPITAL RESOURCES

Cash Provided by Operating Activities – Net cash provided by operating activities was $43.9 million and $89.9 million for the first half of fiscal years 2009 and 2008, respectively. Cash flows from operating activities decreased in 2009 due to a significant increase in the amount of cash used for overall working capital in the first half of fiscal year 2009 compared to the same period in fiscal year 2008. Significant changes include higher accounts receivable balances compared to the same period last year, primarily related to TRESemmé sales in Spain, and lower accounts payable as discussed in the “Financial Condition” section of MD&A. Additionally, in November 2008 the company paid a tax obligation in Sweden related to foreign currency gains on U.S. dollar investments held there, which resulted in a cash outflow of $14.1 million.

Cash Provided (Used) by Investing Activities – Net cash used by investing activities was $118.2 million for the first half of fiscal year 2009 compared to net cash provided by investing activities of $151.5 million for the comparable period in the prior year. Net cash used by investing activities in the first half of fiscal year 2009 included $83.6 million of payments related to the purchase of the Noxzema business. Capital expenditures were $34.0 million in the first half of fiscal year 2009 compared to $28.9 million in the same period of the prior year. In the first half of fiscal year 2008, the company had net sales of investments of $178.3 million.

Cash Provided (Used) by Financing Activities – Net cash used by financing activities was $17.0 million for the first half of fiscal year 2009 compared to net cash provided by financing activities was $32.5 million for the comparable period in the prior year. The company paid cash dividends of $13.7 million in the first half of fiscal year 2009 compared to $11.9 million in the prior year period. Proceeds from the exercise of employee stock options were $1.3 million in the first half of fiscal year 2009 compared to $39.7 million in the same period of the prior year. Net cash provided by financing activities was also affected by the excess tax benefit from stock option exercises and changes in the book cash overdraft balance in each period.

Cash dividends paid on common stock were $.14 and $.12 per share in the first half of fiscal years 2009 and 2008, respectively.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

At March 31, 2009, the company has ARS investments with a total par value of $69.8 million. All of these investments represent interests in pools of student loans and have AAA/Aaa credit ratings. In addition, all of these securities carry an indirect guarantee by the U.S. federal government of at least 97% of the par value through the Federal Family Education Loan Program (FFELP). However, starting in the second quarter of fiscal year 2008, each of the company’s remaining ARS investments has experienced multiple failed auctions. During the first half of fiscal year 2009, the company did not redeem any ARS investments as a result of successful auctions as all auctions for the company’s remaining ARS investments continued to fail during the period. In addition, the company did not recognize any realized gains or losses from the sale of ARS investments in its statement of earnings. The company has recorded these remaining investments on its consolidated balance sheet at an estimated fair value of $64.9 million and recorded an unrealized loss of $4.9 million in accumulated other comprehensive income, reflecting the decline in the estimated fair value. One of the outstanding ARS investments with an estimated $8.5 million fair value is scheduled to mature on September 1, 2009 and is therefore classified as short-term on the March 31, 2009 consolidated balance sheet. The remainder of the investments have been classified as long-term as the company cannot be certain that they will settle within the next twelve months. Other than the one ARS investment which matures September 1, 2009, the company’s remaining ARS investments have scheduled maturities ranging from 2029 to 2042. It is currently management’s intent to hold these investments until the company is able to recover the full par value, either through issuer calls, refinancings or other refunding initiatives, the recovery of the auction market or the emergence of a new secondary market. Management’s assumption used in the current fair value estimates is that this will occur within the next three years.

The company anticipates that its cash and cash equivalents balance of $340.5 million as of March 31, 2009, along with cash flows from operations and available credit, will be sufficient to fund operating requirements in future years. During the remainder of fiscal year 2009, the company expects that cash will continue to be used for capital expenditures, new product development, market expansion, dividend payments, payments related to restructuring plans and, if applicable, acquisitions. The company may also purchase additional shares of its common stock depending on market conditions.

The company did not purchase any shares of its common stock during the first half of fiscal year 2009. At March 31, 2009, the company has authorization remaining to purchase a total of 5,834,218 shares. On November 12, 2006, the Board of Directors authorized the company to purchase up to 5 million shares of common stock. During the third and fourth quarters of fiscal year 2008, the company purchased 4,165,782 common shares in the open market under the authorization for an aggregate purchase price of $109.5 million. On July 24, 2008, the Board of Directors authorized the company to purchase an additional 5 million shares of common stock.

The company has obtained long-term financing as needed to fund acquisitions and other growth opportunities. Funds may be obtained prior to their actual need in order to take advantage of opportunities in the debt markets. The company has a $300 million revolving credit facility which expires November 13, 2011. There were no borrowings outstanding on the revolving credit facility at March 31, 2009 or September 30, 2008. The facility may be drawn in U.S. dollars or certain foreign currencies. Under debt covenants, the company has sufficient flexibility to incur additional borrowings as needed. The current facility includes a covenant that limits the company’s ability to purchase its common stock or pay dividends if the cumulative stock repurchases plus cash dividends exceeds $250 million plus 50% of “consolidated net income” (as defined in the credit agreement) commencing January 1, 2007.

The company is in compliance with the covenants and other requirements of its revolving credit agreement. Additionally, the revolving credit agreement does not include credit rating triggers or subjective clauses that would accelerate maturity dates.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations.” SFAS No. 141 (R) significantly changes the accounting for business combinations in a number of areas including preacquisition contingencies and transaction costs. In addition, SFAS No. 141 (R) requires certain financial statement disclosures to enable users to evaluate and understand the nature and financial effects of the business combination. In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” which amended certain provisions of SFAS No. 141 (R) related to the recognition, measurement, and disclosure of assets acquired and liabilities assumed related to contingencies, including the treatment of contingent consideration. The provisions of SFAS No. 141 (R) and FSP No. FAS 141(R)-1 are effective for fiscal years beginning after December 15, 2008 and earlier application is prohibited. Accordingly, the company will apply these new provisions prospectively to business combinations that are consummated beginning in the first quarter of fiscal year 2010.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which provides operational guidance for determining other-than-temporary impairments for debt securities. FSP No. FAS 115-2 and FAS 124-2 is required to be applied to interim and annual periods ending after June 15, 2009. Accordingly, the company will comply with the provisions of FSP No. FAS 115-2 and FAS 124-2, as applicable, during the third quarter of fiscal year 2009. The application of FSP No. FAS 115-2 and FAS 124-2 is not expected to have a material effect on the company’s consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

The company’s significant accounting policies are described in note 2 of the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2008. A discussion of critical accounting policies is included in MD&A in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008. There were no significant changes in the company’s critical accounting policies during the six months ended March 31, 2009.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURE

A reconciliation of “organic sales growth” to its most directly comparable financial measure under GAAP for the three and six months ended March 31, 2009 and 2008 is as follows:

	Three Months Ended March 31		Six Months Ended March 31
	2009	2008	2009	2008
Net sales growth (decline), as reported	(1.4)%	5.5%	0.7%	9.8%
Effect of foreign currency fluctuations	10.1	(2.0)	9.7	(2.6)
Effect of acquisition	(2.4)	—	(2.5)	—

Organic sales growth	6.3%	3.5%	7.9%	7.2%

ALBERTO CULVER COMPANY AND SUBSIDIARIES

FORWARD—LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the documents incorporated by reference herein include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on management’s current expectations and assessments of risks and uncertainties and reflect various assumptions concerning anticipated results, which may or may not prove to be correct. Some of the factors that could cause actual results to differ materially from estimates or projections contained in such forward-looking statements include: the pattern of brand sales; competition within the relevant product markets; loss of one or more key customers; loss of one or more key suppliers or copackers; unavailability of raw materials or finished products; loss of one or more key employees; inability of efficiency initiatives to improve the company’s margins; inability of the company to protect its intellectual property; risks inherent in expanding in existing geographic locations and entering new geographic locations; risks inherent in acquisitions, divestitures and strategic alliances; adverse changes in currency exchange rates; the effects of a prolonged United States or global economic downturn or recession; increases in costs of raw materials and inflation rates; events that negatively affect the intended tax free nature of the distribution of shares of Alberto Culver Company in connection with the Separation; changes in costs; the unanticipated costs and effects of legal or administrative proceedings; the disruption of normal business activities due to the company’s implementation of a new worldwide ERP system; the risk that the expected cost savings related to the reorganizations and restructurings may not be realized; health epidemics; adverse weather conditions; loss of distributorship rights; sales by unauthorized distributors in the company’s exclusive markets; and variations in political, economic or other factors such as interest rates, availability of credit, tax changes, legal and regulatory changes or other external factors over which the company has no control. Alberto Culver Company has no obligation to update any forward-looking statement in this Quarterly Report on Form 10-Q or any incorporated document.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures related to the company’s exposures to market risks are included in MD&A in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008. Other than the discussion included below, there have been no material changes in the company’s market risk during the six months ended March 31, 2009.

In the second quarter of fiscal year 2009, certain of the company’s foreign subsidiaries entered into foreign currency forward contracts in an attempt to minimize the impact of short-term currency fluctuations on forecasted sales and inventory purchases denominated in currencies other than their functional currencies. These contracts are designated as cash flow hedging instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As a result, unrealized gains and losses on these contracts are recorded to accumulated other comprehensive income until the underlying hedged items are recognized through operations. The ineffective portion of a contract’s change in fair value is immediately recognized through operations. At March 31, 2009, the notional amount of these outstanding forward contracts in U.S. dollars was $7.7 million and the contracts mature within the next five months.

In addition, in the second quarter of fiscal year 2009 certain of the company’s foreign subsidiaries entered into a series of foreign currency forward contracts to hedge their net balance sheet exposure for amounts designated in currencies other than their functional currencies. These contracts are not designated as hedging instruments and therefore do not qualify for hedge accounting treatment under SFAS No. 133. As a result, gains and losses on these contracts are recorded directly to the statement of earnings and serve to offset the related exchange gains or losses on the underlying exposures. At March 31, 2009, the notional amount of these outstanding forward contracts in U.S. dollars was $6.3 million and the contracts mature within the next two months.

The foreign currency relationships covered by these forward contracts are principally the British pound and Euro and the Chilean peso and U.S. dollar.

The company only enters into derivative instruments with highly rated counterparties based in the United States, and does not believe that it has significant counterparty credit risk with regard to its current arrangements.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

ITEM 4.	CONTROLS AND PROCEDURES

(a)	As of the end of the period covered by this Quarterly Report on Form 10-Q, the company carried out an evaluation, under the supervision and with the participation of the company’s management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based upon that evaluation, the chief executive officer and the chief financial officer of the company have concluded that Alberto Culver Company’s disclosure controls and procedures are effective.

(b)	Except as described below, there were no changes in the company’s internal control over financial reporting that occurred during the company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

The company is in the process of implementing a new worldwide ERP system. The first phase of the implementation was completed at the company’s subsidiary in the U.K. during the second quarter of fiscal year 2009. The locations and facilities included in this first phase represent approximately 14% of the company’s consolidated net sales for the first half of fiscal year 2009. During the period, legacy operating and financial information for the U.K. subsidiary was migrated to the new ERP system, which resulted in the modification of certain control procedures and processes. The company follows a system implementation life cycle process that requires significant pre-implementation planning, design, and testing. The company also conducts extensive post-implementation monitoring and testing to ensure the effectiveness of internal controls over financial reporting, and the company has not experienced any significant difficulties to date in connection with the implementation or operation of the new ERP system in the U.K. The company plans to continue to replace its legacy systems with the new ERP system functionality across most of its locations and business operations over the next several years.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

PART II

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The company did not purchase any shares of its common stock during the first half of fiscal year 2009. At March 31, 2009, the company has authorization remaining to purchase a total of 5,834,218 shares. On November 12, 2006, the Board of Directors authorized the company to purchase up to 5 million shares of common stock. During the third and fourth quarters of fiscal year 2008, the company purchased 4,165,782 common shares in the open market under the authorization for an aggregate purchase price of $109.5 million. On July 24, 2008, the Board of Directors authorized the company to purchase an additional 5 million shares of common stock.

During the three months ended March 31, 2009, the company acquired 4,661 shares of common stock that were surrendered by employees in connection with the payment of minimum withholding taxes related to restricted shares or stock issued in connection with other employee incentive plans. These shares are not subject to the company’s stock repurchase program.

The following table summarizes information with respect to the above referenced purchases made by or on behalf of the company of shares of its common stock during the three months ended March 31, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2009	2,903	$24.00	—	5,834,218
February 1 – 28, 2009	1,758	$21.96	—	5,834,218
March 1 – 31, 2009	—	—	—	5,834,218

Total	4,661		—

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders on January 22, 2009, Carol L. Bernick, George L. Fotiades, King Harris and V. James Marino were elected as directors of the company with terms expiring at the annual meeting of stockholders in 2012. Ms. Bernick received a common stockholder vote of 90,650,017 shares “for” and 3,270,275 shares “withheld.” Mr. Fotiades received a common stockholder vote of 88,521,598 shares “for” and 5,398,694 shares “withheld.” Mr. Harris received a common stockholder vote of 88,750,209 shares “for” and 5,170,083 shares “withheld.” Mr. Marino received a common stockholder vote of 90,850,271 shares “for” and 3,070,021 shares “withheld.”

James G. Brocksmith, Jr., Leonard H. Lavin, Katherine S. Napier and Robert H. Rock continue as directors with terms expiring at the annual meeting of stockholders in 2010. Thomas A. Dattilo, Jim Edgar and Sam J. Susser continue as directors with terms expiring at the annual meeting of stockholders in 2011.

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

May 7, 2009