Form 10-Q
period 2009-06-30
Alberto-Culver CO
filed 2009-08-06
CIK 1368457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:

June 30, 2009

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

At June 30, 2009, the company had 98,150,240 shares of common stock outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

Three Months Ended June 30, 2009 and 2008

(in thousands, except per share data)

	(Unaudited)
	2009	2008

Net sales	$351,623	364,913

Cost of products sold	173,143	171,651

Gross profit	178,480	193,262

Advertising, marketing, selling and administrative expenses	135,887	149,331

Restructuring and other (note 3)	5,041	2,726

Operating earnings	37,552	41,205

Interest income, net of interest expense of $148 in 2009 and $1,668 in 2008	(377)	(1,460)

Earnings from continuing operations before provision for income taxes	37,929	42,665

Provision for income taxes	10,608	12,980

Earnings from continuing operations	27,321	29,685

Earnings (loss) from discontinued operations, net of income taxes (note 2)	658	(8,552)

Net earnings	$27,979	21,133

Basic earnings (loss) per share:
Continuing operations	$.28	.30
Discontinued operations	.01	(.09)

Total	$.29	.21

Diluted earnings (loss) per share:
Continuing operations	$.28	.29
Discontinued operations	—	(.08)

Total	$.28	.21

Weighted average shares outstanding:
Basic	97,668	98,719

Diluted	99,047	100,717

Cash dividends paid per share	$.075	.065

See Notes to Consolidated Financial Statements.

ITEM 1. FINANCIAL STATEMENTS

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

Nine Months Ended June 30, 2009 and 2008

(in thousands, except per share data)

	(Unaudited)
	2009	2008

Net sales	$1,048,789	1,057,469

Cost of products sold	514,933	499,680

Gross profit	533,856	557,789

Advertising, marketing, selling and administrative expenses	389,728	429,305

Restructuring and other (note 3)	5,312	9,585

Operating earnings	138,816	118,899

Interest income, net of interest expense of $504 in 2009 and $5,207 in 2008	(2,328)	(6,476)

Earnings from continuing operations before provision for income taxes	141,144	125,375

Provision for income taxes	54,696	39,511

Earnings from continuing operations	86,448	85,864

Earnings (loss) from discontinued operations, net of income taxes (note 2)	1,263	(4,797)

Net earnings	$87,711	81,067

Basic earnings (loss) per share:
Continuing operations	$.89	.87
Discontinued operations	.01	(.05)

Total	$.90	.82

Diluted earnings (loss) per share:
Continuing operations	$.87	.85
Discontinued operations	.02	(.05)

Total	$.89	.80

Weighted average shares outstanding:
Basic	97,611	98,807

Diluted	99,004	101,127

Cash dividends paid per share	$.215	.185

See Notes to Consolidated Financial Statements.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2009 and September 30, 2008

(in thousands, except share data)

	(Unaudited)
	June 30, 2009	September 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$396,041	445,332
Short-term investments	8,473	8,398
Receivables, less allowance for doubtful accounts ($2,416 at June 30, 2009 and $2,770 at September 30, 2008)	217,688	244,316
Inventories:
Raw materials	30,116	42,119
Work-in-process	5,087	3,434
Finished goods	83,870	103,959

Total inventories	119,073	149,512
Other current assets	35,797	32,822

Total current assets	777,072	880,380

Property, plant and equipment at cost, less accumulated depreciation ($199,813 at June 30, 2009 and $202,302 at September 30, 2008)	245,970	221,667
Goodwill	227,893	159,218
Trade names	89,718	74,797
Long-term investments	57,820	57,443
Other assets	71,562	70,685

Total assets	$1,470,035	1,464,190

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$176	184
Accounts payable	104,893	147,467
Accrued expenses	112,131	119,574
Income taxes	5,452	14,775

Total current liabilities	222,652	282,000

Long-term debt	488	683
Income taxes	24,261	19,084
Other liabilities	44,040	46,092

Total liabilities	291,441	347,859

Stock options subject to redemption	5,286	5,725
Stockholders’ equity:
Preferred stock, par value $.01 per share, authorized 50,000,000 shares, none issued	—	—
Common stock, par value $.01 per share, authorized 300,000,000 shares, issued 98,150,240 shares at June 30, 2009 and 97,862,634 shares at September 30, 2008	982	979
Additional paid-in capital	456,453	444,272
Retained earnings	768,998	702,375
Accumulated other comprehensive loss	(53,125)	(37,020)

Total stockholders’ equity	1,173,308	1,110,606

Total liabilities and stockholders’ equity	$1,470,035	1,464,190

See Notes to Consolidated Financial Statements.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Nine Months Ended June 30, 2009 and 2008

(in thousands)

	(Unaudited)
	2009	2008
Cash Flows from Operating Activities:

Net earnings	$87,711	81,067
Earnings (loss) from discontinued operations	1,263	(4,797)

Earnings from continuing operations	86,448	85,864
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation	16,953	17,190
Amortization of other assets and unearned compensation	3,522	2,658
Restructuring and other – non-cash charges (note 3)	2,739	5,987
Restructuring and other – gain on sale of assets (note 3)	(73)	(1,808)
Stock option expense (note 7)	6,016	3,803
Deferred income taxes	12,601	(1,800)
Cash effects of changes in:
Receivables, net	16,368	10,075
Inventories	26,740	(4,226)
Other current assets	(3,208)	(3,596)
Accounts payable and accrued expenses	(37,895)	(763)
Income taxes	(9,261)	12,001
Other assets	1,545	(3,558)
Other liabilities	2,184	(2,059)

Net cash provided by operating activities	124,679	119,768

Cash Flows from Investing Activities:

Proceeds from sales of investments	—	409,555
Payments for purchases of investments	—	(223,755)
Capital expenditures	(52,641)	(45,844)
Payments for purchased businesses (note 10)	(90,558)	—
Payments related to the sale of Cederroth	(3,195)	(2,353)
Proceeds from disposals of assets	833	10,771

Net cash provided (used) by investing activities	(145,561)	148,374

Cash Flows from Financing Activities:

Proceeds from issuance of long-term debt	—	809
Repayments of long-term debt	(133)	(120,165)
Change in book cash overdraft	(5,302)	(4,598)
Proceeds from exercises of stock options	1,481	44,540
Excess tax benefit from stock option exercises	106	7,735
Cash dividends paid	(21,088)	(18,464)
Stock purchased (note 5)	(442)	(98,492)

Net cash used by financing activities	(25,378)	(188,635)

Effect of foreign exchange rate changes on cash and cash equivalents	(3,031)	1,756

Net cash provided (used) by continuing operations	(49,291)	81,263

(continued)

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

Nine Months Ended June 30, 2009 and 2008

(in thousands)

	(Unaudited)
	2009	2008

Discontinued Operations:

Net cash provided by operating activities of discontinued operations	—	12,445
Net cash used by investing activities of discontinued operations	—	(1,741)
Net cash provided by financing activities of discontinued operations	—	7
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	—	191

Net cash provided by discontinued operations	—	10,902

Net increase (decrease) in cash and cash equivalents	(49,291)	92,165

Cash and cash equivalents at beginning of period, including cash and cash equivalents of discontinued operations	445,332	93,062

Cash and cash equivalents at end of period, including cash and cash equivalents of discontinued operations	$396,041	185,227

See Notes to Consolidated Financial Statements.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

During the fourth quarter of fiscal year 2008, the company determined that certain costs previously classified in the consolidated statements of earnings as components of advertising, marketing, selling and administrative expenses should be classified as cost of products sold to be consistent with the company’s policy of capitalizing these costs in inventory. As a result, for the three and nine months ended June 30, 2008 the company has reclassified $4.4 million and $12.7 million of these costs, respectively, which are associated with the transfer of finished goods from manufacturing plants to distribution centers. The reclassifications had no effect on earnings or cash flows.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in the financial statements. Actual results may differ from those estimates. Management believes these estimates and assumptions are reasonable.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

The company evaluated events subsequent to the balance sheet date through the time of filing this Quarterly Report on Form 10-Q on August 6, 2009. Management is not aware of any subsequent events that would have a material impact on the company’s consolidated financial statements.

The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

(2)	DISCONTINUED OPERATIONS

The results of discontinued operations, including both Cederroth and Sally Holdings, for the three and nine months ended June 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended June 30		Nine Months Ended June 30
	2009	2008	2009	2008

Net sales	$—	76,155	—	197,057

Pre-tax earnings from normal operations	$—	8,169	847	14,850

Special costs	—	458	—	458

Earnings before provision for income taxes	—	7,711	847	14,392

Provision for income taxes	—	2,680	313	3,716

Earnings from discontinued businesses, net of income taxes	—	5,031	534	10,676

Gain (loss) on the sale of Cederroth, net of income taxes	658	(13,583)	729	(15,473)

Earnings (loss) from discontinued operations, net of income taxes	$658	(8,552)	1,263	(4,797)

The earnings (loss) from discontinued operations, net of income taxes consists of the following amounts related to Cederroth and Sally Holdings (in thousands):

	Three Months Ended June 30		Nine Months Ended June 30
	2009	2008	2009	2008

Cederroth (see below)	$658	(10,085)	729	(8,379)

Sally Holdings (see page 9)	—	1,533	534	3,582

Total earnings (loss) from discontinued operations, net of income taxes	$658	(8,552)	1,263	(4,797)

Cederroth International

On May 18, 2008, the company entered into an agreement to sell its Cederroth business to CapMan, a Nordic based private equity firm. Pursuant to the transaction agreement, on July 31, 2008 Cederroth Intressenter AB, a company owned by two funds controlled by CapMan, purchased all of the issued and outstanding shares of Cederroth International AB in exchange for 159.5 million Euros, from Alberto Culver AB, a wholly-owned Swedish subsidiary of the company. The Euros were immediately converted to $243.8 million based on the deal contingent Euro forward contract entered into by the company in connection with the transaction. The purchase price was adjusted in the first and third quarters of fiscal year 2009, resulting in total cash payments of $1.5 million from Alberto Culver AB to CapMan. These adjustments were due to differences between the final, agreed-upon balances of cash, debt and working capital as of the July 31, 2008 closing date and the estimates assumed in the transaction agreement.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

The results of discontinued operations related to Cederroth for the three and nine months ended June 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended June 30		Nine Months Ended June 30
	2009	2008	2009	2008

Net sales	$—	76,155	—	197,057

Pre-tax earnings from normal operations	$—	5,486	—	8,915

Special costs*	—	458	—	458

Earnings before provision for income taxes	—	5,028	—	8,457

Provision for income taxes	—	1,530	—	1,363

Earnings from discontinued businesses, net of income taxes	—	3,498	—	7,094

Gain (loss) on the sale of Cederroth, net of income taxes **	658	(13,583)	729	(15,473)

Earnings (loss) from discontinued operations, net of income taxes	$658	(10,085)	729	(8,379)

*	Reflects special charges incurred in connection with the sale transaction, primarily related to compensation for key employees of the Cederroth business.
**	The amounts for the three and nine months ended June 30, 2009 primarily reflect a tax benefit of $1.3 million recorded in the third quarter as an adjustment to the estimated tax expense originally recorded in the third quarter of fiscal year 2008 related to a portion of Cederroth’s unremitted foreign earnings. This benefit was partially offset by the effects of the purchase price adjustments with CapMan and additional transaction costs (primarily investment banking, legal and other professional service fees) in 2009. The amounts for the three and nine months ended June 30, 2008 include the initial estimated tax expense of $9.2 million related to a portion of Cederroth’s unremitted foreign earnings. In addition, at June 30, 2008 the company recognized an unrealized loss of $3.2 million, net of income taxes, to adjust the then-outstanding deal contingent Euro forward contract to fair value. The company also incurred other transaction costs during the three and nine months ended June 30, 2008 of $1.2 million and $3.1 million, respectively.

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

ALBERTO CULVER COMPANY AND SUBSIDIARIES

The results of discontinued operations related to Sally Holdings for the three and nine months ended June 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended June 30		Nine Months Ended June 30
	2009	2008	2009	2008

Earnings before provision for income taxes*	$—	2,683	847	5,935

Provision for income taxes	—	1,150	313	2,353

Earnings from discontinued operations, net of income taxes	$—	1,533	534	3,582

*	Primarily reflects favorable adjustments to self-insurance reserves for pre-Separation Sally claims retained by the company.

(3)	RESTRUCTURING AND OTHER

Restructuring and other expenses during the three and nine months ended June 30, 2009 and 2008 consist of the following (in thousands):

	Three Months Ended June 30		Nine Months Ended June 30
	2009	2008	2009	2008

Severance and other exit costs	$2,262	2,003	2,532	5,283
Impairment and other property, plant and equipment charges	2,646	2,688	2,793	5,762
Loss (gain) on sales of assets	20	(2,034)	(73)	(1,808)
Non-cash charges for the recognition of foreign currency translation losses (gains) in connection with the liquidation of foreign legal entities	113	(2)	(54)	225
Legal fees and other expenses incurred to assign the company’s trademarks following the closing of the Separation	—	71	114	123

	$5,041	2,726	5,312	9,585

Severance and Other Exit Costs

On November 27, 2006, the company committed to a plan to terminate employees as part of a reorganization following the Separation. In connection with this reorganization plan, on December 1, 2006 the company announced that it was going to close its manufacturing facility in Dallas, Texas. The company’s worldwide workforce has been reduced by approximately 215 employees as a result of the reorganization plan, including 125 employees from the Dallas, Texas manufacturing facility. Through June 30, 2009, the company has recorded cumulative charges related to this plan of $15.0 million for severance, $254,000 for contract termination costs and $1.3 million for other exit costs. The following table reflects the activity related to this restructuring plan during the nine months ended June 30, 2009 (in thousands):

	Liability at September 30, 2008	New Charges & Adjustments		Cash Payments & Other Settlements	Liability at June 30, 2009

Severance	$466	(96)		(104)	266
Contract termination costs	—	13		(13)	—
Other	124	16		(90)	50

	$590	(67	)*	(207)	316

ALBERTO CULVER COMPANY AND SUBSIDIARIES

On October 25, 2007, the company committed to a plan primarily related to the closure of its manufacturing facility in Toronto, Canada. As part of the plan, the company’s workforce has been reduced by approximately 125 employees. Through June 30, 2009, the company has recorded cumulative charges related to this plan of $2.5 million for severance and $425,000 for other exit costs. The following table reflects the activity related to this restructuring plan during the nine months ended June 30, 2009 (in thousands):

	Liability at September 30, 2008	New Charges & Adjustments		Cash Payments & Other Settlements	Liability at June 30, 2009

Severance	$330	(32)		(251)	47
Other	—	16		(16)	—

	$330	(16	)*	(267)	47

On May 29, 2008, the company committed to a plan to close its manufacturing facility, reduce its headcount and relocate to a smaller commercial office in Puerto Rico. As part of the plan, the company’s workforce has been reduced by approximately 100 employees. Through June 30, 2009, the company has recorded cumulative charges related to this plan of $1.7 million for severance, $8,000 for contract termination costs and $1.1 million for other exit costs. The following table reflects the activity related to this restructuring plan during the nine months ended June 30, 2009 (in thousands):

	Liability at September 30, 2008	New Charges & Adjustments		Cash Payments & Other Settlements	Liability at June 30, 2009

Severance	$212	2		(214)	—
Other	427	349		(776)	—

	$639	351	*	(990)	—

On June 17, 2009, the company committed to a plan primarily related to the downsizing of its manufacturing facility and the consolidation of its warehouse and office facilities in Chatsworth, California. As part of the plan, the company’s workforce will be reduced by approximately 160 employees. The following table reflects the activity related to this restructuring plan during the nine months ended June 30, 2009 (in thousands):

	Initial Charges		Cash Payments & Other Settlements	Liability at June 30, 2009

Severance	$2,107		—	2,107
Other	157		(59)	98

	$2,264	*	(59)	2,205

*	The sum of these four amounts from the tables above represents the $2.5 million of total charges for severance and other exit costs recorded during the first nine months of fiscal year 2009.

Cash payments related to these plans are expected to be substantially completed by the third quarter of fiscal year 2010.

Impairment and Other Property, Plant and Equipment Charges

During the first nine months of fiscal year 2009, the company recorded fixed asset charges of $2.8 million, primarily related to the write-off of certain manufacturing equipment in connection with the downsizing of the company’s manufacturing facility in Chatsworth, California. During the first nine months of fiscal year 2008, the company recorded total impairment and other fixed asset charges of $5.8 million, including $1.1 million in connection with the closure of the Dallas, Texas manufacturing facility, $3.1 million related to the closure of the Toronto, Canada manufacturing facility and $1.6 million related to the closure of the Puerto Rico manufacturing facility.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Loss (Gain) on Sale of Assets

The company closed on the sale of its manufacturing facility in Puerto Rico on December 19, 2008. The company received net cash proceeds of $722,000 and recognized a pre-tax gain of $73,000 in the first nine months of fiscal year 2009 as a result of the sale. The company closed on the sale of its manufacturing facility in Toronto, Canada on May 30, 2008. The company received net cash proceeds of $7.5 million and recognized a pre-tax gain of $2.0 million in the third quarter of fiscal year 2008 as a result of the sale. The company closed on the sale of its manufacturing facility in Dallas, Texas on March 26, 2008. The company received net cash proceeds of $3.1 million and recognized a pre-tax loss of $226,000 in the second quarter of fiscal year 2008 as a result of the sale.

Foreign Currency Translation Loss (Gain)

The company substantially completed the liquidation of two foreign legal entities in connection with its reorganization plan and is therefore recognizing in restructuring and other expenses the accumulated foreign currency translation losses (gains) related to the entities, which resulted in a $54,000 benefit during the first nine months of fiscal year 2009.

Trademark Legal Fees and Other Expenses

Due to the series of transactions affecting the company’s legal structure as part of the closing of the Separation, the company completed a process to assign many of its existing trademarks in various countries around the world. In connection with this effort, the company incurred legal fees and other expenses of $114,000 and $123,000 in the first nine months of fiscal years 2009 and 2008, respectively.

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

The following table summarizes the company’s financial assets measured at fair value on a recurring basis in accordance with SFAS No. 157 as of June 30, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total

Cash equivalents	$298,486	—	—	298,486
Derivative instruments	—	753	—	753
Auction rate securities	—	—	66,293	66,293
Other	400	—	—	400

	$298,886	753	66,293	365,932

ALBERTO CULVER COMPANY AND SUBSIDIARIES

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

Starting in the second quarter of fiscal year 2009, certain of the company’s foreign subsidiaries entered into foreign currency forward contracts in an attempt to minimize the impact of short-term currency fluctuations on forecasted sales and inventory purchases denominated in currencies other than their functional currencies. These contracts are designated as cash flow hedging instruments in accordance with SFAS No. 133. As a result, unrealized gains and losses on these contracts are recorded to accumulated other comprehensive income until the underlying hedged items are recognized through operations. The ineffective portion of a contract’s change in fair value is immediately recognized through operations. At June 30, 2009, the notional amount of these outstanding forward contracts in U.S. dollars was $3.5 million and the contracts mature within the next two months. The following table provides information on these foreign currency forward contracts (in thousands):

	June 30, 2009		Three Months Ended June 30, 2009		Nine Months Ended June 30, 2009
Fair value of assets	$573	(1)	—		—
Amount of pre-tax gain recorded in accumulated other comprehensive income	559		—		—
Amount of pre-tax gain reclassified from accumulated other comprehensive income to earnings	—		82	(2)	186	(2)

(1)	Amount included in other current assets on the consolidated balance sheet.
(2)	Amounts primarily included in net sales on the consolidated statements of earnings.

The company also recognized an immaterial gain in earnings due to ineffectiveness of these foreign currency forward contracts during the nine months ended June 30, 2009. This amount is included in advertising, marketing, selling and administrative expenses on the statement of earnings.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

In addition, starting in the second quarter of fiscal year 2009 certain of the company’s foreign subsidiaries entered into a series of foreign currency forward contracts to hedge their net balance sheet exposure for amounts designated in currencies other than their functional currencies. These contracts are not designated as hedging instruments and therefore do not qualify for hedge accounting treatment under SFAS No. 133. As a result, gains and losses on these contracts are recorded directly to the statement of earnings and serve to offset the related exchange gains or losses on the underlying exposures. At June 30, 2009, the notional amount of these outstanding forward contracts in U.S. dollars was $7.2 million and the contracts mature within the next month. The following table provides information on these foreign currency forward contracts (in thousands):

	June 30, 2009		Three Months Ended June 30, 2009		Nine Months Ended June 30, 2009
Fair value of assets	$180	(1)	—		—
Amount of pre-tax gain recorded in earnings	—		553	(2)	435	(2)

(1)	Amount included in other current assets on the consolidated balance sheet.
(2)	Amounts primarily included in advertising, marketing, selling and administrative expenses on the consolidated statements of earnings.

Auction Rate Securities – Prior to the second quarter of fiscal year 2008, the company regularly invested in auction rate securities (ARS) which typically are bonds with long-term maturities that have interest rates which reset at intervals of up to 35 days through an auction process. These investments are considered available for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” All of the company’s remaining investments in ARS at June 30, 2009 represent interests in pools of student loans and have AAA/Aaa credit ratings. In addition, all of these securities carry an indirect guarantee by the U.S. federal government of at least 97% of the par value through the Federal Family Education Loan Program (FFELP). Based on these factors and the credit worthiness of the underlying assets, the company does not believe that it has significant principal risk with regard to these investments.

Historically, the periodic auctions for these ARS investments have provided a liquid market for these securities. As a result, the company carried its investments at par value, which approximated fair value, and classified them as short-term in the consolidated balance sheets. Starting in the second quarter of fiscal year 2008, each of the company’s remaining ARS investments has experienced multiple failed auctions, meaning that there have been insufficient bidders to match the supply of securities submitted for sale. During the first nine months of fiscal year 2009, the company did not redeem any ARS investments as a result of successful auctions as all auctions for the company’s remaining ARS investments continued to fail during the period. In addition, the company did not recognize any realized gains or losses from the sale of ARS investments in its statement of earnings. The company continues to earn interest on its investments at the maximum contractual rate and continues to collect the interest in accordance with the stated terms of the securities. At June 30, 2009, the company’s outstanding ARS investments carried a weighted average tax exempt interest rate of 0.7%.

At June 30, 2009, the company has ARS investments with a total par value of $69.8 million. The company has recorded these investments on its consolidated balance sheet at an estimated fair value of $66.3 million and recorded an unrealized loss of $3.5 million in accumulated other comprehensive income, reflecting the decline in the estimated fair value. The unrealized loss has been recorded in accumulated other comprehensive income and not the statement of earnings as the company has concluded at June 30, 2009 that no other-than-temporary impairment losses have occurred because its investments continue to be of high credit quality and the company does not have the intent to sell these investments, nor is it more likely than not that the company will be required to sell these investments, until the anticipated recovery in market value occurs. The company will continue to analyze its ARS in future periods for impairment and may be required to record a charge in its statement of earnings in future periods if the decline in fair value is determined to be other-than-temporary. The fair value of these securities has been estimated by management using unobservable input data from external sources. Because there is no active market for these securities, management utilized a discounted cash flow valuation model to estimate the fair value of each individual security,

ALBERTO CULVER COMPANY AND SUBSIDIARIES

with the key assumptions in the model being the expected holding period for the ARS, the expected coupon rate over the holding period and the required rate of return by market participants (discount rate), adjusted to reflect the current illiquidity in the market. For each of the company’s existing securities, the model calculates an expected periodic coupon rate using regression analysis and a market required rate of return that includes a risk-free interest rate and a credit spread. At June 30, 2009, the estimated required rate of return was adjusted by a spread of 150 basis points to reflect the illiquidity in the market. The model then discounts the expected coupon rate at the adjusted discount rate to arrive at the fair value price. At June 30, 2009, the assumed holding period for the ARS was three years and the weighted average expected coupon rate and adjusted discount rate used in the valuation model were 4.9% and 3.4%, respectively.

One of the company’s outstanding ARS investments with an estimated $8.5 million fair value is scheduled to mature on September 1, 2009 and is therefore classified as short-term on the June 30, 2009 balance sheet. The remainder of the investments have been classified as long-term as the company cannot be certain that they will settle within the next twelve months. Other than the one ARS investment which matures September 1, 2009, the company’s remaining ARS investments have scheduled maturities ranging from 2029 to 2042. It is management’s intent to hold these investments until the company is able to recover the full par value, either through issuer calls, refinancings or other refunding initiatives, the recovery of the auction market or the emergence of a new secondary market. Management’s assumption used in the current fair value estimates is that this will occur within the next three years.

The following table provides a reconciliation between the beginning and ending balances of the company’s ARS, which are measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Auction Rate Securities
Balance at September 30, 2008	$65,841
Unrealized gain included in other comprehensive income	452

Balance at June 30, 2009	$66,293

(5)	STOCKHOLDERS’ EQUITY

The company did not purchase any shares of its common stock during the first nine months of fiscal year 2009. At June 30, 2009, the company has authorization remaining to purchase a total of 5,834,218 shares. On November 12, 2006, the Board of Directors authorized the company to purchase up to 5 million shares of common stock. During the third and fourth quarters of fiscal year 2008, the company purchased 4,165,782 common shares in the open market under the authorization for an aggregate purchase price of $109.5 million. On July 24, 2008, the Board of Directors authorized the company to purchase an additional 5 million shares of common stock.

The company’s $300 million revolving credit facility, as amended, includes a covenant that limits the company’s ability to purchase its common stock or pay dividends if the cumulative stock repurchases plus cash dividends exceeds $250 million plus 50% of “consolidated net income” (as defined in the credit agreement) commencing January 1, 2007.

During the nine months ended June 30, 2009 and 2008, the company acquired $442,000 and $40,000, respectively, of common stock surrendered by employees in connection with the payment of withholding taxes as provided under the terms of certain incentive plans. In addition, during the nine months ended June 30, 2008, the company acquired $190,000 of common stock surrendered by employees to pay the exercise price of stock options. All shares acquired under these plans are not subject to the company’s stock repurchase program.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

(6)	WEIGHTED AVERAGE SHARES OUTSTANDING

The following table provides information on basic and diluted weighted average shares outstanding (in thousands):

	Three Months Ended June 30		Nine Months Ended June 30
	2009	2008	2009	2008
Basic weighted average shares outstanding	97,668	98,719	97,611	98,807
Effect of dilutive securities:
Assumed exercise of stock options	1,295	2,025	1,345	2,384
Assumed vesting of restricted stock	471	413	472	394
Effect of unrecognized stock-based compensation related to future services	(387)	(440)	(424)	(458)

Diluted weighted average shares outstanding	99,047	100,717	99,004	101,127

The computations of diluted weighted average shares outstanding for the three and nine months ended June 30, 2009 exclude stock options for 3.1 million shares since the options were anti-dilutive. Stock options for 1.4 million shares were anti-dilutive for the three and nine months ended June 30, 2008.

(7)	STOCK-BASED COMPENSATION

In accordance with SFAS No. 123 (R), “Share-Based Payment,” the company recognizes compensation expense for stock options on a straight-line basis over the vesting period or to the date a participant becomes eligible for retirement, if earlier. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. During the first nine months of fiscal year 2009, there were no significant changes to the assumptions used in calculating the fair value of stock options.

In the third quarter of fiscal year 2009, the company recorded stock option expense that reduced earnings from continuing operations before provision for income taxes by $1.5 million, provision for income taxes by $517,000, earnings from continuing operations by $1.0 million and diluted earnings per share from continuing operations by 1 cent. In the first nine months of fiscal year 2009, the company recorded stock option expense that reduced earnings from continuing operations before provision for income taxes by $6.0 million, provision for income taxes by $2.1 million, earnings from continuing operations by $3.9 million and diluted earnings per share from continuing operations by 4 cents. In the third quarter of fiscal year 2008, the company recorded stock option expense that reduced earnings from continuing operations before provision for income taxes by $832,000, provision for income taxes by $291,000, earnings from continuing operations by $541,000 and diluted earnings per share from continuing operations by 1 cent. In the first nine months of fiscal year 2008, the company recorded stock option expense that reduced earnings from continuing operations before provision for income taxes by $3.8 million, provision for income taxes by $1.3 million, earnings from continuing operations by $2.5 million and diluted earnings per share from continuing operations by 2 cents. The expense amounts in the first quarter of each fiscal year include the immediate expensing of the fair value of stock options granted during the quarter to participants who had already met the definition of retirement under the stock option plans. Stock option expense is included in advertising, marketing, selling and administrative expenses in the consolidated statements of earnings.

Also in accordance with SFAS No. 123 (R), the company amortizes the total fair market value of restricted shares on the date of grant to expense on a straight-line basis over the vesting period. The amortization expense related to restricted shares during the third quarter of fiscal year 2009 was $660,000, compared to $382,000 during the third quarter of fiscal year 2008. The amortization expense related to restricted shares during the first nine months of fiscal year 2009 was $2.2 million, compared to $1.5 million during the first nine months of fiscal year 2008. The amortization expense amounts in the second quarter of each fiscal year include the immediate expensing of the fair value of restricted shares granted during the quarter to certain non-employee directors who had already met the service requirement under the current restricted stock plan.

During the first nine months of fiscal year 2009, the company granted 1.7 million stock options and 124,000 restricted shares under its existing stock-based compensation plans.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

(8)	COMPREHENSIVE INCOME

Comprehensive income consists of net earnings, foreign currency translation adjustments and the unrealized gains (losses) on ARS investments and cash flow hedges as follows (in thousands):

	Three Months Ended June 30		Nine Months Ended June 30
	2009	2008	2009	2008

Net earnings	$27,979	21,133	87,711	81,067
Other comprehensive income adjustments:
Foreign currency translation during the period	22,442	1,455	(16,904)	19,788
Reclassification adjustment due to the recognition in net earnings of foreign currency translation losses (gains) in connection with the liquidation of foreign legal entities	113	(2)	(54)	(128)
Unrealized gain (loss) on ARS investments	1,348	(123)	452	(3,090)
Unrealized gain on cash flow hedges	318	—	401	—

Comprehensive income	$52,200	22,463	71,606	97,637

(9)	BUSINESS SEGMENT INFORMATION

Segment information for the three and nine months ended June 30, 2009 and 2008 is as follows (in thousands):

	Three Months Ended June 30		Nine Months Ended June 30
	2009	2008	2009	2008

Net sales:
United States	$220,625	213,131	674,733	639,212
International	130,998	151,782	374,056	418,257

	$351,623	364,913	1,048,789	1,057,469

Earnings from continuing operations before provision for income taxes:
United States	$34,166	32,886	114,195	89,809
International	9,902	11,877	35,949	42,478

Segment operating profit	44,068	44,763	150,144	132,287
Stock option expense (note 7)	(1,475)	(832)	(6,016)	(3,803)
Restructuring and other (note 3)	(5,041)	(2,726)	(5,312)	(9,585)
Interest income, net	377	1,460	2,328	6,476

	$37,929	42,665	141,144	125,375

International’s net sales were negatively impacted by $29.0 million and $96.6 million from foreign currency fluctuations during the three and nine months ended June 30, 2009, respectively.

(10)	ACQUISITIONS

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

ALBERTO CULVER COMPANY AND SUBSIDIARIES

On April 1, 2009, the company acquired the remaining 49% minority interest in its subsidiary in Chile. The total purchase price was $7.0 million, of which $3.4 million was already reflected on the company’s balance sheet as an obligation to the minority holders for their portion of the subsidiary’s unpaid cumulative earnings. Goodwill of $2.3 million and other intangible assets of $1.3 million have been recorded as a result of the purchase price allocation and are not expected to be deductible for tax purposes. Pro-forma information for this acquisition is not provided since the business acquired is not material to the company’s consolidated results of operations.

(11)	GOODWILL AND TRADE NAMES

The changes in the carrying amounts of goodwill by reportable segment for the nine months ended June 30, 2009 are as follows (in thousands):

	United States	International	Total
Balance at September 30, 2008	$134,180	25,038	159,218
Additions	60,568	9,320	69,888
Foreign currency translation	—	(1,213)	(1,213)

Balance at June 30, 2009	$194,748	33,145	227,893

The additions to goodwill primarily relate to the acquisition of Noxzema in October 2008 which resulted in the recognition of $60.6 million of goodwill in total, allocated between the United States and International reportable segments. In addition, the acquisition of the remaining 49% minority interest in the company’s subsidiary in Chile in April 2009 resulted in the recognition of $2.3 million of goodwill in the International reportable segment. Goodwill in the United States also increased $7.0 million for additional consideration related to the acquisition of Nexxus Products Company (Nexxus). In accordance with the Nexxus purchase agreement dated May 18, 2005, additional consideration of up to $55 million may be paid over the ten years following the closing of the acquisition based on a percentage of sales of Nexxus branded products. Such additional consideration is being accrued in the period the company becomes obligated to pay the amounts and is increasing the amount of goodwill resulting from the acquisition. Through fiscal year 2008, the company has paid $17.9 million of additional consideration based on sales of Nexxus products through June 30, 2008. As of June 30, 2009, the company owed $7.6 million of additional consideration for the period from July 1, 2008 to June 30, 2009 which is expected to be paid in the fourth quarter of fiscal year 2009.

Indefinite-lived trade names by reportable segment at June 30, 2009 and September 30, 2008 are as follows (in thousands):

	June 30, 2009	September 30, 2008
United States	$72,385	58,679
International	17,333	16,118

	$89,718	74,797

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

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a Replacement of FASB Statement No. 162.” SFAS No. 168 establishes the FASB Accounting Standards Codification™ (the Codification) as the sole source of authoritative accounting principles recognized by the FASB. The purpose of the Codification is to simplify user access to all authoritative U.S. GAAP by providing all literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009; therefore, all references to U.S. GAAP literature in the company’s Annual Report on Form 10-K for the year ending September 30, 2009 and all subsequent public filings will use the new Codification numbering system. As the Codification was not intended to change or alter existing U.S. GAAP, it is not expected to have any impact on the company’s consolidated financial statements.

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

OVERVIEW

DISCONTINUED OPERATIONS

Cederroth International

Prior to July 31, 2008, the company also owned and operated the Cederroth International (Cederroth) business which manufactured, marketed and distributed beauty, health care and household products throughout Scandinavia and in other parts of Europe. On May 18, 2008, the company entered into an agreement to sell its Cederroth business to CapMan, a Nordic based private equity firm. Pursuant to the transaction agreement, on July 31, 2008 Cederroth Intressenter AB, a company owned by two funds controlled by CapMan, purchased all of the issued and outstanding shares of Cederroth International AB in exchange for 159.5 million Euros from Alberto Culver AB, a wholly-owned Swedish subsidiary of the company. The Euros were immediately converted into $243.8 million based on the deal contingent Euro forward contract entered into by the company in connection with the transaction. The purchase price was adjusted in the first and third quarters of fiscal year 2009, resulting in total cash payments of $1.5 million from Alberto Culver AB to CapMan. These adjustments were due to differences between the final, agreed-upon balances of cash, debt and working capital as of the July 31, 2008 closing date and the estimates assumed in the transaction agreement.

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

ALBERTO CULVER COMPANY AND SUBSIDIARIES

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

RESTRUCTURING AND OTHER

Restructuring and other expenses during the three and nine months ended June 30, 2009 and 2008 consist of the following (in thousands):

	Three Months Ended June 30		Nine Months Ended June 30
	2009	2008	2009	2008

Severance and other exit costs	$2,262	2,003	2,532	5,283
Impairment and other property, plant and equipment charges	2,646	2,688	2,793	5,762
Loss (gain) on sales of assets	20	(2,034)	(73)	(1,808)
Non-cash charges for the recognition of foreign currency translation losses (gains) in connection with the liquidation of foreign legal entities	113	(2)	(54)	225
Legal fees and other expenses incurred to assign the company’s trademarks following the closing of the Separation	—	71	114	123

	$5,041	2,726	5,312	9,585

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Severance and Other Exit Costs

On November 27, 2006, the company committed to a plan to terminate employees as part of a reorganization following the Separation. In connection with this reorganization plan, on December 1, 2006 the company announced that it was going to close its manufacturing facility in Dallas, Texas. The company’s worldwide workforce has been reduced by approximately 215 employees as a result of the reorganization plan, including 125 employees from the Dallas, Texas manufacturing facility. The following table reflects the activity related to this restructuring plan during the nine months ended June 30, 2009 (in thousands):

	Liability at September 30, 2008	New Charges & Adjustments		Cash Payments & Other Settlements	Liability at June 30, 2009

Severance	$466	(96)		(104)	266
Contract termination costs	—	13		(13)	—
Other	124	16		(90)	50

	$590	(67	)*	(207)	316

On October 25, 2007, the company committed to a plan primarily related to the closure of its manufacturing facility in Toronto, Canada. As part of the plan, the company’s workforce has been reduced by approximately 125 employees. The following table reflects the activity related to this restructuring plan during the nine months ended June 30, 2009 (in thousands):

	Liability at September 30, 2008	New Charges & Adjustments		Cash Payments & Other Settlements	Liability at June 30, 2009

Severance	$330	(32)		(251)	47
Other	—	16		(16)	—

	$330	(16	)*	(267)	47

On May 29, 2008, the company committed to a plan to close its manufacturing facility, reduce its headcount and relocate to a smaller commercial office in Puerto Rico. As part of the plan, the company’s workforce has been reduced by approximately 100 employees. The following table reflects the activity related to this restructuring plan during the nine months ended June 30, 2009 (in thousands):

	Liability at September 30, 2008	New Charges & Adjustments		Cash Payments & Other Settlements	Liability at June 30, 2009

Severance	$212	2		(214)	—
Other	427	349		(776)	—

	$639	351	*	(990)	—

On June 17, 2009, the company committed to a plan primarily related to the downsizing of its manufacturing facility and the consolidation of its warehouse and office facilities in Chatsworth, California. As part of the plan, the company’s workforce will be reduced by approximately 160 employees. The following table reflects the activity related to this restructuring plan during the nine months ended June 30, 2009 (in thousands):

	Initial Charges		Cash Payments & Other Settlements	Liability at June 30, 2009

Severance	$2,107		—	2,107
Other	157		(59)	98

	$2,264	*	(59)	2,205

*	The sum of these four amounts from the tables above represents the $2.5 million of total charges for severance and other exit costs recorded during the first nine months of fiscal year 2009.

Cash payments related to these plans are expected to be substantially completed by the third quarter of fiscal year 2010.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Impairment and Other Property, Plant and Equipment Charges

During the first nine months of fiscal year 2009, the company recorded fixed asset charges of $2.8 million, primarily related to the write-off of certain manufacturing equipment in connection with the downsizing of the company’s manufacturing facility in Chatsworth, California. During the first nine months of fiscal year 2008, the company recorded total impairment and other fixed asset charges of $5.8 million, including $1.1 million in connection with the closure of the Dallas, Texas manufacturing facility, $3.1 million related to the closure of the Toronto, Canada manufacturing facility and $1.6 million related to the closure of the Puerto Rico manufacturing facility.

Loss (Gain) on Sale of Assets

The company closed on the sale of its manufacturing facility in Puerto Rico on December 19, 2008. The company received net cash proceeds of $722,000 and recognized a pre-tax gain of $73,000 in the first nine months of fiscal year 2009 as a result of the sale. The company closed on the sale of its manufacturing facility in Toronto, Canada on May 30, 2008. The company received net cash proceeds of $7.5 million and recognized a pre-tax gain of $2.0 million in the third quarter of fiscal year 2008 as a result of the sale. The company closed on the sale of its manufacturing facility in Dallas, Texas on March 26, 2008. The company received net cash proceeds of $3.1 million and recognized a pre-tax loss of $226,000 in the second quarter of fiscal year 2008 as a result of the sale.

Foreign Currency Translation Loss (Gain)

The company substantially completed the liquidation of two foreign legal entities in connection with its reorganization plan and is therefore recognizing in restructuring and other expenses the accumulated foreign currency translation losses (gains) related to the entities, which resulted in a $54,000 benefit during the first nine months of fiscal year 2009.

Trademark Legal Fees and Other Expenses

Due to the series of transactions affecting the company’s legal structure as part of the closing of the Separation, the company completed a process to assign many of its existing trademarks in various countries around the world. In connection with this effort, the company incurred legal fees and other expenses of $114,000 and $123,000 in the first nine months of fiscal years 2009 and 2008, respectively.

Expected Savings

The company’s first three reorganization and restructuring plans have been fully implemented as of June 30, 2009, and the reported financial results reflect the savings realized during those periods. As a result of the newest restructuring plan announced in June 2009, the company expects to recognize additional cost savings of approximately $6 million on an annualized basis, none of which has been realized as of June 30, 2009. The additional cost savings will affect advertising, marketing, selling and administrative expenses and gross profit on the consolidated statement of earnings.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

AUCTION RATE SECURITIES

Prior to the second quarter of fiscal year 2008, the company regularly invested in auction rate securities (ARS) which typically are bonds with long-term maturities that have interest rates which reset at intervals of up to 35 days through an auction process. These investments are considered available for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” All of the company’s remaining investments in ARS at June 30, 2009 represent interests in pools of student loans and have AAA/Aaa credit ratings. In addition, all of these securities carry an indirect guarantee by the U.S. federal government of at least 97% of the par value through the Federal Family Education Loan Program (FFELP). Based on these factors and the credit worthiness of the underlying assets, the company does not believe that it has significant principal risk with regard to these investments.

Historically, the periodic auctions for these ARS investments have provided a liquid market for these securities. As a result, the company carried its investments at par value, which approximated fair value, and classified them as short-term in the consolidated balance sheets. Starting in the second quarter of fiscal year 2008, each of the company’s remaining ARS investments has experienced multiple failed auctions, meaning that there have been insufficient bidders to match the supply of securities submitted for sale. During the first nine months of fiscal year 2009, the company did not redeem any ARS investments as a result of successful auctions as all auctions for the company’s remaining ARS investments continued to fail during the period. In addition, the company did not recognize any realized gains or losses from the sale of ARS investments in its statement of earnings. The company continues to earn interest on its investments at the maximum contractual rate and continues to collect the interest in accordance with the stated terms of the securities. At June 30, 2009, the company’s outstanding ARS investments carried a weighted average tax exempt interest rate of 0.7%.

At June 30, 2009, the company has ARS with a total par value of $69.8 million. The company has recorded these investments on its consolidated balance sheet at an estimated fair value of $66.3 million and recorded an unrealized loss of $3.5 million in accumulated other comprehensive income, reflecting the decline in the estimated fair value. The unrealized loss has been recorded in accumulated other comprehensive income and not the statement of earnings as the company has concluded at June 30, 2009 that no other-than-temporary impairment losses have occurred because its investments continue to be of high credit quality and the company does not have the intent to sell these investments, nor is it more likely than not that the company will be required to sell these investments, until the anticipated recovery in market value occurs. The company will continue to analyze its ARS in future periods for impairment and may be required to record a charge in its statement of earnings in future periods if the decline in fair value is determined to be other-than-temporary. The fair value of these securities has been estimated by management using unobservable input data from external sources. Because there is no active market for these securities, management utilized a discounted cash flow valuation model to estimate the fair value of each individual security, with the key assumptions in the model being the expected holding period for the ARS, the expected coupon rate over the holding period and the required rate of return by market participants (discount rate), adjusted to reflect the current illiquidity in the market. For each of the company’s existing securities, the model calculates an expected periodic coupon rate using regression analysis and a market required rate of return that includes a risk-free interest rate and a credit spread. At June 30, 2009, the estimated required rate of return was adjusted by a spread of 1.5% to reflect the illiquidity in the market. The model then discounts the expected coupon rate at the adjusted discount rate to arrive at the fair value price. At June 30, 2009, the assumed holding period for the ARS was three years and the weighted average expected coupon rate and adjusted discount rate used in the valuation model were 4.9% and 3.4%, respectively.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

One of the company’s outstanding ARS investments with an estimated $8.5 million fair value is scheduled to mature on September 1, 2009 and is therefore classified as short-term on the June 30, 2009 balance sheet. The remainder of the investments have been classified as long-term as the company cannot be certain that they will settle within the next twelve months. Other than the one ARS investment which matures September 1, 2009, the company’s remaining ARS investments have scheduled maturities ranging from 2029 to 2042. It is management’s intent to hold these investments until the company is able to recover the full par value, either through issuer calls, refinancings or other refunding initiatives, the recovery of the auction market or the emergence of a new secondary market. Management’s assumption used in the current fair value estimates is that this will occur within the next three years.

RECLASSIFICATION

During the fourth quarter of fiscal year 2008, the company determined that certain costs previously classified in the consolidated statements of earnings as components of advertising, marketing, selling and administrative expenses should be classified as cost of products sold to be consistent with the company’s policy of capitalizing these costs in inventory. As a result, for the three and nine months ended June 30, 2008 the company has reclassified $4.4 million and $12.7 million of these costs, respectively, which are associated with the transfer of finished goods from manufacturing plants to distribution centers. The reclassifications had no effect on earnings or cash flows.

RESULTS OF OPERATIONS

Comparison of the Quarters Ended June 30, 2009 and 2008

The company recorded third quarter net sales of $351.6 million in fiscal year 2009, a decrease of $13.3 million or 3.6% compared to the same period of the prior year. Organic sales, which exclude the effect of foreign currency fluctuations (an adverse impact of 7.9%) and the net sales of Noxzema products in 2009 (a positive impact of 2.3%), grew 2.0% during the third quarter of fiscal year 2009.

Earnings from continuing operations were $27.3 million for the three months ended June 30, 2009 versus $29.7 million for the same period of the prior year. Diluted earnings per share from continuing operations were 28 cents in the third quarter of fiscal year 2009 compared to 29 cents in the same period of fiscal year 2008. In the third quarter of fiscal year 2009, restructuring and other expenses reduced earnings from continuing operations by $3.2 million and diluted earnings per share from continuing operations by 3 cents, while discrete tax items increased earnings from continuing operations by $2.1 million and diluted earnings per share from continuing operations by 3 cents. In addition, in the third quarter of fiscal year 2009 the company incurred costs related to a dispute with a supplier which reduced earnings from continuing operations by $1.7 million and diluted earnings per share from continuing operations by 2 cents. In the third quarter of fiscal year 2008, restructuring and other expenses reduced earnings from continuing operations by $1.5 million and diluted earnings per share from continuing operations by 2 cents, while discrete tax items increased earnings from continuing operations by $1.4 million and diluted earnings per share from continuing operations by 1 cent. In addition, in the third quarter of fiscal year 2008 the company benefited from the reversal of a contingent liability which increased earnings from continuing operations by $2.6 million and diluted earnings per share from continuing operations by 3 cents.

Net sales for the United States segment in the third quarter of fiscal year 2009 increased $7.5 million or 3.5% to $220.6 million from $213.1 million in the same quarter last year. The 2009 sales increase was principally due to the acquisition of Noxzema in October 2008 (3.6%) and higher sales of TRESemmé hair care products (2.5%). These increases were partially offset by lower custom label manufacturing sales and lower sales from other brands including Alberto VO5 and St. Ives.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Net sales for the International segment decreased to $131.0 million in the third quarter of fiscal year 2009 compared to $151.8 million in the comparable period last year. This sales decrease of 13.7% was primarily attributable to the effect of foreign exchange rates (19.1%), partially offset by higher sales of St. Ives (1.8%) and TRESemmé hair care products (1.7%). The TRESemmé sales growth in the International segment was negatively impacted by lower sales in Spain in 2009 due to the effect of the launch in the third quarter of fiscal year 2008 and the corresponding pipeline sales. The launch of Nexxus in Canada in 2009 also contributed to the segment’s organic growth during the quarter.

Gross profit decreased $14.8 million or 7.6% to $178.5 million for the third quarter of fiscal year 2009 compared to the third quarter of the prior year. Gross profit, as a percentage of net sales, was 50.8% for the third quarter of fiscal year 2009 compared to 53.0% for the same period in the prior year. Gross profit in the United States in the third quarter of fiscal year 2009 increased $310,000 or 0.3% from the prior year period. As a percentage of net sales, United States’ gross profit was 50.8% during the third quarter of fiscal year 2009 compared to 52.5% in the comparable quarter last year. The decrease in gross profit margin in the United States was primarily attributable to higher raw material costs. Gross profit for the International segment decreased $15.1 million or 18.5% in the third quarter of fiscal year 2009 versus last year’s third quarter. As a percentage of net sales, International’s gross profit was 50.6% in the third quarter of fiscal year 2009 compared to 53.7% in the prior year period. The gross profit margin for International was also affected by higher raw material costs, as noted above, as well as negative effects from foreign currency fluctuations in certain markets where significant raw material purchases are made in U.S. dollars.

Compared to the prior year, advertising, marketing, selling and administrative expenses in fiscal year 2009 decreased $13.4 million or 9.0% for the third quarter. This overall decrease consists of lower advertising and marketing expenses (9.6%), partially offset by higher selling and administrative expenses (0.6%).

Advertising and marketing expenditures decreased 20.3% to $56.3 million (16.0% of net sales) in the third quarter of 2009 compared to $70.7 million (19.4% of net sales) in the prior year primarily due to the effect of foreign exchange rates, which accounted for 6.5% of the decrease, a lower investment behind St. Ives due to the timing of brand initiatives, media efficiencies in several markets and a shift to higher trade promotion spending. Advertising and marketing expenditures in the United States decreased 13.6% in the third quarter of fiscal year 2009 compared to the same period in the prior year. The decrease was primarily due to lower advertising and marketing expenditures for St. Ives (22.5%) as a result of significant expenditures in the third quarter of fiscal year 2008 to support the Elements launch, as well as Alberto VO5 (4.7%), partially offset by higher advertising and marketing expenditures related to Nexxus (9.5%) and TRESemmé (4.1%). Advertising and marketing expenditures for the International segment decreased 28.4% in the third quarter of fiscal year 2009 compared to the same period last year, primarily due to the effect of foreign exchange rates (14.4%) and lower advertising and marketing expenditures for TRESemmé (16.5%) and Alberto European (8.0%), partially offset by increased advertising and marketing expenditures for Nexxus (7.8%) to support the launch in Canada and for St. Ives (3.3%).

Selling and administrative expenses increased 1.1% to $79.6 million in the third quarter of fiscal year 2009 from $78.7 million in the third quarter of fiscal year 2008. Selling and administrative expenses, as a percentage of net sales, increased to 22.6% in the third quarter of fiscal year 2009 from 21.6% in the comparable period of the prior year. The two discrete items noted below related to a dispute with a supplier in 2009 and the reversal of a contingent liability in 2008 together accounted for a 170 basis point increase in selling and administrative expenses as a percentage of net sales. Selling and administrative expenses in the United States increased 10.7% for the third quarter of fiscal year 2009 compared to the prior year period. This increase was primarily due to the effects of the $2.7 million of costs incurred in the current year quarter related to a dispute with a supplier and the $3.9 million benefit from the reversal of a contingent liability in the prior year quarter. These increases in selling and administrative expenses were partially offset by lower selling and freight costs in 2009. International’s selling and administrative expenses decreased 10.8% in the third quarter of fiscal year 2009 compared to the same quarter last year primarily due to the effect of foreign exchange rates. Selling and administrative expenses for both reportable segments were also positively impacted by cost savings initiatives implemented by the company. Stock option expense, which is included in selling and administrative expenses but is not allocated to the company’s reportable segments, was $1.5 million in the third quarter of fiscal year 2009 compared to $832,000 in the same period in fiscal year 2008.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

The company recorded net interest income of $377,000 in the third quarter of fiscal year 2009 and $1.5 million in the prior year period. Interest income was $525,000 in the third quarter of fiscal year 2009 and $3.1 million in the third quarter of the prior year. The decrease in interest income was principally due to significantly lower interest rates in the third quarter of fiscal year 2009 compared to last year. Interest expense was $148,000 in the third quarter of fiscal year 2009 and $1.6 million in the same period last year. The decrease in interest expense was primarily due to the repayment of the company’s $120 million of debentures in June 2008.

The provision for income taxes as a percentage of earnings from continuing operations before income taxes was 28.0% and 30.4% in the third quarter of fiscal years 2009 and 2008, respectively. The effective tax rates in 2009 and 2008 reflect reductions in tax contingency reserves for certain foreign entities due to the expiration of statutes of limitations and benefits from changes in certain estimates related to the previous years’ tax provisions. In 2008, these tax benefits were partially offset by the estimated tax effect of the company’s expected repatriation of cash from Sweden following the sale of Cederroth and other discrete tax items recognized in the quarter.

Comparison of the Nine Months Ended June 30, 2009 and 2008

For the nine months ended June 30, 2009, net sales decreased $8.7 million or 0.8% to $1.05 billion compared to the same period of the prior year. Organic sales, which exclude the effect of foreign currency fluctuations (an adverse impact of 9.1%) and the net sales of Noxzema products in 2009 (a positive impact of 2.5%), grew 5.8% during the first nine months of fiscal year 2009.

Earnings from continuing operations were $86.4 million for the nine months ended June 30, 2009 versus $85.9 million for the same period of the prior year. Diluted earnings per share from continuing operations were 87 cents in the first nine months of fiscal year 2009 compared to 85 cents in the same period of fiscal year 2008. In the first nine months of fiscal year 2009, the company recognized income tax expense related to discrete tax items which reduced earnings from continuing operations by $6.5 million and diluted earnings per share from continuing operations by 7 cents. In addition, restructuring and other expenses in the first nine months of fiscal year 2009 reduced earnings from continuing operations by $3.3 million and diluted earnings per share from continuing operations by 3 cents and the company incurred costs related to a dispute with a supplier which reduced earnings from continuing operations by $1.7 million and diluted earnings per share from continuing operations by 2 cents. In the first nine months of fiscal year 2008, restructuring and other expenses reduced earnings from continuing operations by $6.1 million and diluted earnings per share from continuing operations by 6 cents, while discrete tax items increased earnings from continuing operations by $1.5 million and diluted earnings per share from continuing operations by 1 cent. In addition, in the first nine months of fiscal year 2008 the company benefited from the reversal of a contingent liability which increased earnings from continuing operations by $2.6 million and diluted earnings per share for continuing operations by 3 cents.

Net sales for the United States segment in the first nine months of fiscal year 2009 increased 5.6% to $674.7 million from $639.2 million in the same period last year. The 2009 sales increase was principally due to higher sales of TRESemmé hair care products (3.5%) and Nexxus products (1.7%). In addition, the acquisition of Noxzema in October 2008 added approximately 3.7% to sales for the first nine months of fiscal year 2009. These increases were partially offset by lower sales from other brands including Alberto VO5 and St. Ives.

Net sales for the International segment decreased to $374.1 million in the first nine months of fiscal year 2009 compared to $418.3 million in the comparable period last year. This sales decrease of 10.6% was primarily attributable to the effect of foreign exchange rates (23.1%), partially offset by higher sales of TRESemmé hair care products (7.4%) including the effect of the launch in Spain in the third quarter of 2008, as well as St. Ives (1.2%) and Alberto VO5 (0.8%). The launch of Nexxus in Canada also contributed to the segment’s organic growth during the period.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Gross profit decreased $23.9 million or 4.3% to $533.9 million for the first nine months of fiscal year 2009 compared to the first nine months of the prior year. Gross profit, as a percentage of net sales, was 50.9% for the first nine months of fiscal year 2009 compared to 52.7% for the same period in the prior year. Gross profit in the United States in the first nine months of fiscal year 2009 increased $4.0 million or 1.2% from the prior year period. As a percentage of net sales, United States’ gross profit was 50.9% during the first nine months of fiscal year 2009 compared to 53.1% in the comparable period last year. The decrease in gross profit margin in the United States was primarily attributable to higher raw material costs due to short-term cost pressures resulting from higher oil prices in the fall of 2008 as well as supply and demand issues leading to significantly higher prices for other materials such as tin plate and chemicals, partially offset by favorable product mix. Gross profit for the International segment decreased $27.9 million or 12.8% in the first nine months of fiscal year 2009 versus the comparable period last year. As a percentage of net sales, International’s gross profit was 51.0% in the first nine months of fiscal year 2009 compared to 52.3% in the prior year period. The gross profit margin for International was also affected by higher raw material costs, as noted above, as well as negative effects from foreign currency fluctuations in certain markets where significant raw material purchases are made in U.S. dollars. In the International segment, these effects were partially offset by favorable product mix, driven by the TRESemmé launch in Spain in the third quarter of 2008, and improved manufacturing efficiencies.

Compared to the prior year, advertising, marketing, selling and administrative expenses in fiscal year 2009 decreased $39.6 million or 9.2% for the first nine months. This overall decrease consists of lower advertising and marketing expenses (7.3%) and selling and administrative expenses (1.9%).

Advertising and marketing expenditures decreased 16.1% to $163.3 million (15.6% of net sales) in the first nine months of fiscal year 2009 compared to $194.6 million (18.4% of net sales) in the prior year primarily due to the effect of foreign exchange rates, which accounted for 7.4% of the decrease, the timing of certain brand initiatives, media efficiencies in several markets and a shift to higher trade promotion spending. Advertising and marketing expenditures in the United States decreased 18.6% in the first nine months of fiscal year 2009 compared to the same period in the prior year. The decrease was primarily due to lower advertising and marketing expenditures for St. Ives (12.9%) and Alberto VO5 (8.3%) as a result of significant expenditures in the first nine months of fiscal year 2008 to support the Elements and Extreme Styling launches, respectively. Advertising and marketing expenditures for the International segment decreased 11.5% in the first nine months of fiscal year 2009 compared to the same period last year, primarily due to the effect of foreign exchange rates (21.0%), partially offset by higher advertising and marketing expenditures for Nexxus (6.5%) to support the launch in Canada and TRESemmé (5.3%) due in part to the launch in Spain in the third quarter of 2008.

Selling and administrative expenses decreased 3.6% to $226.4 million in the first nine months of fiscal year 2009 from $234.7 million in the first nine months of fiscal year 2008. Selling and administrative expenses, as a percentage of net sales, decreased to 21.6% in the first nine months of fiscal year 2009 from 22.2% in the comparable period of the prior year. The two discrete items noted below related to a dispute with a supplier in 2009 and the reversal of a contingent liability in 2008 together accounted for a 70 basis point increase in selling and administrative expenses as a percentage of net sales. Selling and administrative expenses in the United States increased 2.4% for the first nine months of fiscal year 2009 compared to the prior year period. This increase was primarily due to the effects of the $2.7 million of costs incurred in the first nine months of fiscal year 2009 related to a dispute with a supplier and the $3.9 million of benefit from the reversal of a contingent liability in the comparable period last year. These increases in selling and administrative expenses were partially offset by lower selling and freight costs in 2009. International’s selling and administrative expenses decreased 12.6% in the first nine months of fiscal year 2009 compared to the same period last year primarily due to the effect of foreign exchange rates. Selling and administrative expenses for both reportable segments were also positively impacted by cost savings initiatives implemented by the company. Stock option expense, which is included in selling and administrative expenses but is not allocated to the company’s reportable segments, was $6.0 million in the first nine months of fiscal year 2009 compared to $3.8 million in the same period in fiscal year 2008.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

The company recorded net interest income of $2.3 million in the first nine months of fiscal year 2009 and $6.5 million in the prior year period. Interest income was $2.8 million in the first nine months of fiscal year 2009 and $11.7 million in the first nine months of the prior year. The decrease in interest income was principally due to significantly lower interest rates in the first nine months of fiscal year 2009 compared to last year. Interest expense was $504,000 in the first nine months of fiscal year 2009 and $5.2 million in the same period last year. The decrease in interest expense was primarily due to the repayment of the company’s $120 million of debentures in June 2008.

The provision for income taxes as a percentage of earnings from continuing operations before income taxes was 38.8% and 31.5% in the first nine months of fiscal years 2009 and 2008, respectively. The provision for income taxes in the first nine months of fiscal year 2009 includes taxes of approximately $8.9 million related to the local currency gain on U.S. dollar denominated cash equivalents held by Alberto Culver AB in Sweden following the sale of Cederroth. This amount resulted in a 6.3 percentage point increase in the effective tax rate in the first nine months of fiscal year 2009. On October 31, 2008, the remaining proceeds from the Cederroth sale were transferred to a newly formed, wholly-owned subsidiary in the Netherlands, and further exchange rate changes with respect to these proceeds are not expected to result in taxable income for the company. In addition to this discrete tax item, the effective tax rates in 2009 and 2008 reflect reductions in tax contingency reserves for certain foreign entities due to the expiration of statutes of limitations and benefits from changes in certain estimates related to the previous years’ tax provisions. In 2008, these tax benefits were partially offset by other discrete tax items recognized in the period.

FINANCIAL CONDITION

June 30, 2009 versus September 30, 2008

Working capital at June 30, 2009 was $554.4 million, a decrease of $44.0 million from working capital of $598.4 million at September 30, 2008. The decrease in working capital was primarily attributable to cash outlays for the acquisition of the Noxzema business, capital expenditures and cash dividends, as well as the effect of foreign exchange rates. The June 30, 2009 ratio of current assets to current liabilities of 3.49 to 1.00 increased from last year end’s ratio of 3.12 to 1.00.

Cash, cash equivalents and investments, including short-term and long-term, decreased $48.8 million to $462.3 million compared to last fiscal year end, primarily due to payments for the acquisition of the Noxzema business ($83.6 million), capital expenditures ($52.6 million), cash dividends ($21.1 million), the acquisition of the remaining 49% minority interest in the company’s subsidiary in Chile ($7.0 million) and the effect of foreign exchange rates which decreased cash and cash equivalents held in foreign currencies by $3.0 million. These decreases were partially offset by cash flows provided by operating activities ($124.7 million) during the period. Total investments, including short-term and long-term, were $66.3 million at June 30, 2009 compared to $65.8 million at September 30, 2008.

Receivables, less allowance for doubtful accounts, decreased 10.9% to $217.7 million from $244.3 million at September 30, 2008 primarily due to the effect of foreign exchange rates and lower sales in the third quarter of fiscal year 2009 compared to the fourth quarter of fiscal year 2008 in certain markets.

Inventories decreased $30.4 million or 20.4% from last fiscal year end to $119.1 million, principally due to inventory reduction initiatives implemented by the company, improved supply chain management and the effect of foreign exchange rates.

Net property, plant and equipment increased $24.3 million during the first nine months of fiscal year 2009 to $246.0 million at June 30, 2009. The increase resulted primarily from expenditures for the new Jonesboro, Arkansas manufacturing facility and the implementation of a new worldwide ERP system, partially offset by depreciation during the nine-month period as well as the effect of foreign exchange rates.

Goodwill and trade names of $317.6 million increased $83.6 million compared to last fiscal year end primarily due to the Noxzema acquisition, additional purchase price recorded related to the Nexxus acquisition and the acquisition of the remaining 49% minority interest in the company’s subsidiary in Chile.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Accounts payable decreased $42.6 million to $104.9 million during the first nine months of fiscal year 2009 mainly due to reduced purchases of raw materials and packaging in line with the company’s inventory reduction initiatives, the effect of foreign exchange rates and the timing of vendor payments.

Current and long-term income taxes, which include both income taxes payable and deferred income taxes, of $29.7 million decreased $4.1 million from September 30, 2008, primarily due to a $14.1 million income tax payment in Sweden as the company paid a tax obligation related to a foreign currency gain, $8.9 million of which related to fiscal year 2008 and was reflected on the September 30, 2008 balance sheet. This decrease was partially offset by the effect of the company’s earnings in fiscal year 2009 and the timing of other tax payments.

Retained earnings increased from $702.4 million at September 30, 2008 to $769.0 million at June 30, 2009 due to net earnings for the first nine months of fiscal year 2009, partially offset by the payment of $21.1 million of cash dividends.

Accumulated other comprehensive loss was $53.1 million at June 30, 2009 compared to $37.0 million at September 30, 2008. This change was primarily a result of the strengthening of the U.S. dollar versus the foreign currencies in which the company does significant business, particularly the British pound and Mexican peso.

LIQUIDITY AND CAPITAL RESOURCES

Cash Provided by Operating Activities – Net cash provided by operating activities was $124.7 million and $119.8 million for the first nine months of fiscal years 2009 and 2008, respectively. The most significant changes in comparing the 2009 operating cash flows to 2008 include lower inventories and accounts payable as discussed in the “Financial Condition” section of MD&A. Additionally, in November 2008 the company paid a tax obligation in Sweden related to foreign currency gains on U.S. dollar investments, which resulted in a cash outflow of $14.1 million.

Cash Provided (Used) by Investing Activities – Net cash used by investing activities was $145.6 million for the first nine months of fiscal year 2009 compared to net cash provided by investing activities of $148.4 million for the comparable period in the prior year. Net cash used by investing activities in the first nine months of fiscal year 2009 included $83.6 million of payments related to the purchase of the Noxzema business and $7.0 million of payments related to the purchase of the remaining 49% minority interest in the company’s subsidiary in Chile. Capital expenditures were $52.6 million in the first nine months of fiscal year 2009 compared to $45.8 million in the same period of the prior year. In the first nine months of fiscal year 2008, the company had net sales of investments of $185.8 million and proceeds from disposals of assets of $10.8 million, primarily related to the sales of the company’s manufacturing facilities in Toronto, Canada and Dallas, Texas.

Cash Used by Financing Activities – Net cash used by financing activities was $25.4 million and $188.6 million for the first nine months of fiscal years 2009 and 2008, respectively. In June 2008, the company repaid its $120 million of debentures because all the holders exercised their one-time put option. In addition, during the third quarter of fiscal year 2008 the company purchased shares of its common stock for an aggregate purchase price of $98.5 million. The company paid cash dividends of $21.1 million in the first nine months of fiscal year 2009 compared to $18.5 million in the prior year period. Proceeds from the exercise of employee stock options were $1.5 million and $44.5 million in the first nine months of fiscal years 2009 and 2008, respectively. Net cash used by financing activities was also affected by the excess tax benefit from stock option exercises and changes in the book cash overdraft balance in each period.

Cash dividends paid on common stock were $.215 and $.185 per share in the first nine months of fiscal years 2009 and 2008, respectively.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

At June 30, 2009, the company has ARS investments with a total par value of $69.8 million. All of these investments represent interests in pools of student loans and have AAA/Aaa credit ratings. In addition, all of these securities carry an indirect guarantee by the U.S. federal government of at least 97% of the par value through the Federal Family Education Loan Program (FFELP). However, starting in the second quarter of fiscal year 2008, each of the company’s remaining ARS investments has experienced multiple failed auctions. During the first nine months of fiscal year 2009, the company did not redeem any ARS investments as a result of successful auctions as all auctions for the company’s remaining ARS investments continued to fail during the period. In addition, the company did not recognize any realized gains or losses from the sale of ARS investments in its statement of earnings. The company has recorded these remaining investments on its consolidated balance sheet at an estimated fair value of $66.3 million and recorded an unrealized loss of $3.5 million in accumulated other comprehensive income, reflecting the decline in the estimated fair value. One of the outstanding ARS investments with an estimated $8.5 million fair value is scheduled to mature on September 1, 2009 and is therefore classified as short-term on the June 30, 2009 consolidated balance sheet. The remainder of the investments have been classified as long-term as the company cannot be certain that they will settle within the next twelve months. Other than the one ARS investment which matures September 1, 2009, the company’s remaining ARS investments have scheduled maturities ranging from 2029 to 2042. It is currently management’s intent to hold these investments until the company is able to recover the full par value, either through issuer calls, refinancings or other refunding initiatives, the recovery of the auction market or the emergence of a new secondary market. Management’s assumption used in the current fair value estimates is that this will occur within the next three years.

The company anticipates that its cash and cash equivalents balance of $396.0 million as of June 30, 2009, along with cash flows from operations and available credit, will be sufficient to fund operating requirements in future years. During the remainder of fiscal year 2009, the company expects that cash will continue to be used for capital expenditures, new product development, market expansion, dividend payments, payments related to restructuring plans and, if applicable, acquisitions. The company may also purchase additional shares of its common stock depending on market conditions.

The company did not purchase any shares of its common stock during the first nine months of fiscal year 2009. At June 30, 2009, the company has authorization remaining to purchase a total of 5,834,218 shares. On November 12, 2006, the Board of Directors authorized the company to purchase up to 5 million shares of common stock. During the third and fourth quarters of fiscal year 2008, the company purchased 4,165,782 common shares in the open market under the authorization for an aggregate purchase price of $109.5 million. On July 24, 2008, the Board of Directors authorized the company to purchase an additional 5 million shares of common stock.

The company has obtained long-term financing as needed to fund acquisitions and other growth opportunities. Funds may be obtained prior to their actual need in order to take advantage of opportunities in the debt markets. The company has a $300 million revolving credit facility which expires November 13, 2011. There were no borrowings outstanding on the revolving credit facility at June 30, 2009 or September 30, 2008. The facility may be drawn in U.S. dollars or certain foreign currencies. Under debt covenants, the company has sufficient flexibility to incur additional borrowings as needed. The current facility includes a covenant that limits the company’s ability to purchase its common stock or pay dividends if the cumulative stock repurchases plus cash dividends exceeds $250 million plus 50% of “consolidated net income” (as defined in the credit agreement) commencing January 1, 2007.

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

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a Replacement of FASB Statement No. 162.” SFAS No. 168 establishes the FASB Accounting Standards Codification™ (the Codification) as the sole source of authoritative accounting principles recognized by the FASB. The purpose of the Codification is to simplify user access to all authoritative U.S. GAAP by providing all literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009; therefore, all references to U.S. GAAP literature in the company’s Annual Report on Form 10-K for the year ending September 30, 2009 and all subsequent public filings will use the new Codification numbering system. As the Codification was not intended to change or alter existing U.S. GAAP, it is not expected to have any impact on the company’s consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

The company’s significant accounting policies are described in note 2 of the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2008. A discussion of critical accounting policies is included in MD&A in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008. There were no significant changes in the company’s critical accounting policies during the nine months ended June 30, 2009.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURE

A reconciliation of “organic sales growth” to its most directly comparable financial measure under GAAP for the three and nine months ended June 30, 2009 and 2008 is as follows:

	Three Months Ended June 30		Nine Months Ended June 30
	2009	2008	2009	2008

Net sales growth (decline), as reported	(3.6)%	12.3%	(0.8)%	10.6%

Effect of foreign currency fluctuations	7.9	(1.0)	9.1	(1.9)

Effect of acquisition	(2.3)	—	(2.5)	—

Organic sales growth	2.0%	11.3%	5.8%	8.7%

ALBERTO CULVER COMPANY AND SUBSIDIARIES

FORWARD - LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and any documents incorporated by reference herein include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on management’s current expectations and assessments of risks and uncertainties and reflect various assumptions concerning anticipated results, which may or may not prove to be correct. Some of the factors that could cause actual results to differ materially from estimates or projections contained in such forward-looking statements include: the pattern of brand sales; competition within the relevant product markets; loss of one or more key customers; unavailability of raw materials or finished products; loss of one or more key employees; inability of efficiency initiatives to improve the company’s margins; inability of the company to protect its intellectual property; risks inherent in expanding in existing geographic locations and entering new geographic locations; loss of one or more key suppliers or copackers; risks inherent in acquisitions, divestitures and strategic alliances; adverse changes in currency exchange rates; the effects of a prolonged United States or global economic downturn or recession; increases in costs of raw materials and inflation rates; events that negatively affect the intended tax free nature of the distribution of shares of Alberto Culver Company in connection with the Separation; changes in costs; the unanticipated costs and effects of legal or administrative proceedings; the disruption of normal business activities due to the company’s implementation of a new worldwide ERP system; the risk that the expected cost savings related to the reorganizations and restructurings may not be realized; health epidemics; adverse weather conditions; loss of distributorship rights; sales by unauthorized distributors in the company’s exclusive markets; and variations in political, economic or other factors such as interest rates, availability of credit, tax changes, legal and regulatory changes or other external factors over which the company has no control. Alberto Culver Company has no obligation to update any forward-looking statement in this Quarterly Report on Form 10-Q or any incorporated document.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures related to the company’s exposures to market risks are included in MD&A in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008. Other than the discussion included below, there have been no material changes in the company’s market risk during the nine months ended June 30, 2009.

Starting in the second quarter of fiscal year 2009, certain of the company’s foreign subsidiaries entered into foreign currency forward contracts in an attempt to minimize the impact of short-term currency fluctuations on forecasted sales and inventory purchases denominated in currencies other than their functional currencies. These contracts are designated as cash flow hedging instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As a result, unrealized gains and losses on these contracts are recorded to accumulated other comprehensive income until the underlying hedged items are recognized through operations. The ineffective portion of a contract’s change in fair value is immediately recognized through operations. At June 30, 2009, the notional amount of these outstanding forward contracts in U.S. dollars was $3.5 million and the contracts mature within the next two months.

In addition, starting in the second quarter of fiscal year 2009 certain of the company’s foreign subsidiaries entered into a series of foreign currency forward contracts to hedge their net balance sheet exposure for amounts designated in currencies other than their functional currencies. These contracts are not designated as hedging instruments and therefore do not qualify for hedge accounting treatment under SFAS No. 133. As a result, gains and losses on these contracts are recorded directly to the statement of earnings and serve to offset the related exchange gains or losses on the underlying exposures. At June 30, 2009, the notional amount of these outstanding forward contracts in U.S. dollars was $7.2 million and the contracts mature within the next month.

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

ALBERTO CULVER COMPANY AND SUBSIDIARIES

PART II

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The company did not purchase any shares of its common stock during the first nine months of fiscal year 2009. At June 30, 2009, the company has authorization remaining to purchase a total of 5,834,218 shares. On November 12, 2006, the Board of Directors authorized the company to purchase up to 5 million shares of common stock. During the third and fourth quarters of fiscal year 2008, the company purchased 4,165,782 common shares in the open market under the authorization for an aggregate purchase price of $109.5 million. On July 24, 2008, the Board of Directors authorized the company to purchase an additional 5 million shares of common stock.

The following table summarizes information with respect to the purchases made by or on behalf of the company of shares of its common stock during the three months ended June 30, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2009	—	—	—	5,834,218
May 1 – 31, 2009	—	—	—	5,834,218
June 1 – 30, 2009	—	—	—	5,834,218

Total	—		—

ITEM 6. EXHIBITS

31(a)	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

31(b)	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBERTO CULVER COMPANY

	By:	/s/ Ralph J. Nicoletti
Ralph J. Nicoletti
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
August 6, 2009