Form 10-K
period 2009-09-30
Alberto-Culver CO
filed 2009-11-24
CIK 1368457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED:

SEPTEMBER 30, 2009

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)                                                                                       Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates (assuming for this purpose only that all directors and executive officers are affiliates) on March 31, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was $1.87 billion. At October 31, 2009, there were 98,146,028 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s proxy statement for its annual meeting of stockholders on January 28, 2010, to be filed with the SEC in December 2009, are incorporated by reference into Part III of this report as specifically described herein.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated by reference herein include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on management’s current expectations and assessments of risks and uncertainties and reflect various assumptions concerning anticipated results, which may or may not prove to be correct. Some of the factors that could cause actual results to differ materially from estimates or projections contained in such forward-looking statements include: the pattern of brand sales; competition within the relevant product markets; loss of one or more key customers; loss of one or more key employees; inability of efficiency initiatives to improve the company’s margins; inability of the company to protect its intellectual property; the disruption of normal business activities due to the company’s implementation of a new worldwide ERP system; risks inherent in expanding in existing geographic locations and entering new geographic locations; loss of one or more key suppliers or copackers; risks inherent in acquisitions, divestitures and strategic alliances; adverse changes in currency exchange rates; the effects of a prolonged United States or global economic downturn or recession; special demands by key customers; health epidemics; unavailability of raw materials or finished products; increases in costs of raw materials and inflation rates; events that negatively affect the intended tax free nature of the distribution of shares of Alberto Culver Company in connection with the separation of the consumer products business from the beauty supply distribution business on November 16, 2006; changes in costs; the unanticipated costs and effects of legal or administrative proceedings; the risk that the expected cost savings related to the reorganizations and restructurings may not be realized; adverse weather conditions; loss of distributorship rights; sales by unauthorized distributors in the company’s exclusive markets; and variations in political, economic or other factors such as interest rates, availability of credit, tax changes, legal and regulatory changes or other external factors over which the company has no control. Alberto Culver Company has no obligation to update any forward-looking statement in this Annual Report on Form 10-K or any incorporated document.

TRADEMARKS

The following trademarks owned by Alberto Culver Company or its subsidiaries appear in this report: Alberto Balsam, Alberto European, Alberto VO5, Andrew Collinge, Antiall, Comb-Thru, Consort, Farmaco, FDS, Folicure, Just For Me, Kleen Guard, Molly McButter, Motions, Mrs. Dash, Nexxus, Noxzema, Soft & Beautiful, Static Guard, St. Ives, Sugar Twin, TCB, TRESemmé and Veritas.

PART I

ITEM 1.	BUSINESS

Description of Business

Alberto Culver Company (the company or New Alberto Culver) develops, manufactures, distributes and markets beauty care products as well as food and household products in the United States and more than 100 other countries. The company is organized into two reportable business segments—United States and International. The company’s consolidated net sales were $1.43 billion, $1.44 billion and $1.32 billion for the fiscal years ended September 30, 2009, 2008 and 2007, respectively. Beauty care products accounted for approximately 94% of the company’s consolidated net sales during each of the fiscal years ended September 30, 2009, 2008 and 2007. Food and household products accounted for approximately 6% of the company’s consolidated net sales during each of the fiscal years ended September 30, 2009, 2008 and 2007. See note 10 to the consolidated financial statements for more information regarding the company’s segments.

The company’s beauty care products marketed in the United States include the Alberto VO5, TRESemmé, Nexxus and Consort lines of hair care products, the St. Ives and Noxzema lines of skin care products, FDS feminine deodorant sprays and the Motions, Soft & Beautiful, Just For Me, TCB and Comb-Thru lines of multicultural hair care products. Food and household products sold in the United States include Mrs. Dash salt-free seasoning blends, Static Guard anti-static spray, Molly McButter butter flavored sprinkles, SugarTwin sugar substitute and Kleen Guard furniture polish.

In the United Kingdom and Europe, the company sells products which include the Alberto VO5, TRESemmé, Alberto Balsam and Andrew Collinge lines of hair care products and the St. Ives line of skin care products.

In Canada, the company sells most of the products marketed in the United States along with the Alberto European line of hair care products.

In Latin America, the significant products sold by the company include the Alberto VO5, TRESemmé, Antiall and Folicure lines of hair care products, the St. Ives line of skin care products, Veritas soap and deodorant body powder products and Farmaco soap products. The company’s principal markets in Latin America are Mexico, Puerto Rico and the Caribbean, Argentina and Chile.

The company’s beauty care products, including Alberto VO5, TRESemmé, St. Ives and the various multicultural hair care brands, are also sold in Australia and New Zealand and portions of Asia and Africa.

The company also performs custom label manufacturing of other companies’ beauty care products in the United States.

For the fiscal year ended September 30, 2009, approximately 36% of the company’s net sales were from international operations. As of September 30, 2009, approximately 38% of the company’s identifiable assets were located in international locations.

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

The company allocates a large portion of its revenues to the advertising and marketing of consumer beauty care products. Advertising and marketing costs were $239.5 million, $265.0 million and $247.8 million in fiscal years 2009, 2008 and 2007, respectively. Net earnings are materially affected by these expenditures, which are charged against income in the period incurred. The company utilizes a breadth of advertising mediums to reach the brands’ consumer targets. The company’s advertising messages are communicated through network, syndicated and cable television, as well as the integration of the company’s products into television programming. In addition, the company advertises in magazines, direct mail, newspapers and digital media, as well as through in-store activities by retailers. Extensive advertising and marketing are required to build and protect a branded consumer product’s market position. The company believes there is significant consumer awareness of its major brands and that such awareness is an important factor in its operating results.

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

Sources and Availability of Materials

The company manufactures and packages a majority of its products. The principal raw materials and packaging used by the company include essential oils, chemicals, containers and packaging components. The company purchases these raw materials from various suppliers and generally has not experienced significant difficulties with respect to the availability of these materials. The cost of many of the company’s raw materials and packaging components are subject to fluctuation, and the company may or may not be able to offset any cost increases with price increases to its customers or cost efficiencies in manufacturing and distribution. No individual raw material or source of raw material is significant to the company’s business taken as a whole.

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

Working Capital Practices

The company’s practices related to working capital items for customers and suppliers are consistent with the industry in which it competes. The company typically does not carry significant amounts of inventory in order to meet customer delivery requirements or to manage the availability of raw materials and packaging from suppliers. The company’s inventory levels are closely monitored by management, with a significant focus on demand planning and production forecasting, as well as supply chain management. In addition, the company does not typically provide unusual rights to return merchandise or extended payment terms to customers. The company’s accounts receivable balances and collection efforts are also closely monitored. The company provides credit to customers in the ordinary course of business and performs ongoing credit evaluations in order to address credit risk.

Key Customers

A limited number of customers account for a large percentage of the company’s net sales. The company’s largest customer, Wal-Mart Stores, Inc. and its affiliated companies, accounted for approximately 25% of net sales during fiscal year 2009 and 24% during fiscal years 2008 and 2007. During fiscal years 2009, 2008 and 2007, the company’s five largest customers accounted for approximately 39%, 35% and 36% of net sales, respectively.

Competition

The domestic and international markets for the company’s branded consumer products are highly competitive and sensitive to changes in consumer preferences and demands. The company’s competitors range in size from large, highly diversified companies (many of which have substantially greater financial resources than the company) to small, specialized producers. The company competes primarily on the basis of providing specific benefits to consumers, marketing (including advertising, promotion, merchandising, packaging and trade spending), product quality and price and believes that brand loyalty and consumer acceptance are also important factors to its success.

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

Environmental Compliance and Regulation

The company must comply with various environmental laws and regulations in the jurisdictions in which it operates, including those relating to air emissions, water discharges, the handling and disposal of liquid and solid hazardous wastes and the remediation of contamination associated with the use and disposal of hazardous substances. The company has incurred, and will continue to incur, capital and operating expenditures and other costs in complying with environmental laws and regulations. Expenditures for compliance with environmental laws and regulations have not been material to the company’s business taken as a whole, nor does the company expect to incur significant capital or operating expenditures in fiscal year 2010 and beyond.

The company is subject to the regulations of a number of governmental agencies in the United States and certain foreign countries, including the Food and Drug Administration and the Federal Trade Commission. These regulations have not historically had a material effect on the business of the company.

Employees

In its domestic and foreign operations, the company had approximately 2,500 employees as of September 30, 2009, consisting of about 1,100 hourly personnel and 1,400 salaried employees. Certain subsidiaries of the company have union contracts covering production, warehouse, shipping and maintenance personnel. The company considers relations with its employees to be satisfactory.

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

Discontinued Operations

Cederroth International

Prior to July 31, 2008, the company also owned and operated the Cederroth International (Cederroth) business which manufactured, marketed and distributed beauty, health care and household products throughout Scandinavia and in certain other parts of Europe. On May 18, 2008, the company entered into an agreement to sell its Cederroth business to CapMan, a Nordic based private equity firm. Pursuant to the transaction agreement, on July 31, 2008 Cederroth Intressenter AB, a company owned by two funds controlled by CapMan, purchased all of the issued and outstanding shares of Cederroth International AB in exchange for 159.5 million Euros, from Alberto Culver AB, a wholly-owned Swedish subsidiary of the company. The Euros were immediately converted into $243.8 million based on the deal contingent Euro forward contract entered into by the company in connection with the transaction. The purchase price was adjusted in fiscal year 2009, resulting in cash payments of $1.5 million from Alberto Culver AB to CapMan. These adjustments resulted from differences between the final, agreed-upon balances of cash, debt and working capital as of the July 31, 2008 closing date and the estimates assumed in the transaction agreement.

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

Notwithstanding the legal form of the November 16, 2006 transactions, because of the substance of the transactions, New Alberto Culver was considered the divesting entity and treated as the “accounting successor” to the company, and New Sally was considered the “accounting spinnee” for financial reporting purposes.

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

Furthermore, material shifts or decreases in market demand for the company’s products, including changes in consumer spending patterns and preferences, could result in the company being unable to sell products (i) in sufficient quantities or (ii) at anticipated prices. In addition, these shifts and changes could result in increased product returns by the company’s customers and excess inventory levels. To the extent the company experiences one or more of these adverse results, it could have a material adverse effect on the company’s business, financial condition and results of operations.

The company faces intense competition in its markets, and the failure to compete effectively could have a material adverse effect on its business, financial condition and results of operations.

The company faces intense competition from consumer product companies both in the United States and in its international markets. Most of the company’s products compete with other widely advertised brands within each product category. The company also encounters competition from similar and alternative products, many of which are produced and marketed by major multinational or national concerns. The company’s products generally compete on the basis of:

•	specific benefits to consumers;

•	marketing (including advertising, promotion, merchandising, packaging and trade spending);

•	product quality; and

•	price.

A newly introduced consumer product (whether improved or newly developed) usually encounters intense competition requiring substantial expenditures for advertising and sales promotion. If a product gains consumer acceptance, it normally requires continuing advertising and promotional support to maintain its relative market position. Many of the company’s competitors are larger, more diversified and have financial resources greater than those of the company and may therefore be able to spend more aggressively on advertising and promotional activities and respond more effectively to changing business and economic conditions than the company. In addition, the company’s competitors may attempt to gain market share by offering similar products at prices at or below those typically offered by the company. Competitive pricing may require the company to reduce prices and could lead to a reduction in its sales or its profit margins. If the company is unable to compete effectively, such failure could have a material adverse effect on its business, financial condition and results of operations.

The company depends on a limited number of customers for a large portion of its net sales, and the loss of any of these customers or a material reduction in sales to any of these customers could have a material adverse effect on the company’s business, financial condition and results of operations.

A limited number of customers account for a large percentage of the company’s net sales. The company’s largest customer, Wal-Mart Stores, Inc. and its affiliated companies, accounted for approximately 25% of net sales during fiscal year 2009 and 24% during fiscal years 2008 and 2007. During fiscal years 2009, 2008 and 2007, the company’s five largest customers accounted for approximately 39%, 35% and 36% of net sales, respectively. The company expects that a significant portion of its net sales will continue to be derived from a small number of customers and that these percentages may increase if the growth of mass merchandisers continues. As a result, changes in the strategies of the company’s largest customers, including a reduction in the number of brands they carry or a shift of shelf space to private label products, could materially harm the company’s net sales and profitability.

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

In recent years, the company has experienced a consumer trend away from traditional grocery and drug store channels toward mass merchandisers, which include super centers and club stores. This trend has resulted in the increased size and influence of these mass merchandisers. As these mass merchandisers grow larger and become more sophisticated, they may demand lower pricing, special packaging, or impose other requirements on product suppliers. These business demands may relate to inventory practices, logistics, or other aspects of the customer-supplier relationship. If the company does not effectively respond to the demands of these mass merchandisers, they could decrease their purchases from the company, causing the company’s sales and profitability to materially decline.

The failure of the company to improve its margins through efficiency initiatives, as well as cost increases for or availability of raw materials and/or packaging, could materially affect the company’s business, financial condition and results of operations.

The company has taken a number of measures to increase the efficiency of the business as well as to improve the company’s profit margins. For example, the company has closed three manufacturing facilities and opened a major manufacturing facility in Jonesboro, Arkansas over the last two years. In addition, in November 2009 the company committed to a plan to cease all manufacturing at its facility in Chatsworth, California. The failure of the Jonesboro facility to provide the anticipated operating efficiencies, including delays in its ability to handle increasing manufacturing demands, could have a material adverse effect on the company’s business, financial condition and results of operations.

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

The disruption of the company’s normal business activities as a result of the implementation of a new worldwide ERP system could have a material adverse effect on the company’s business, financial condition and results of operations.

The company has implemented a major new information system in the United Kingdom in the last nine months and is planning to roll out this new system to the United States in fiscal year 2010 and to other key locations in the next couple years. The new system is expected to improve access to and consistency of information, enable standardization of business activities, help deliver business process improvements and support business growth. The inability to successfully integrate the new information system in a timely manner, or the inability of the new system to work as anticipated, could have a material adverse effect on the company’s business, financial condition and results of operations.

The loss of one or more key employees could have a material adverse effect on the company’s business, financial condition and results of operations.

The company’s continued success depends on its ability to retain key employees, which include executive officers and other members of the senior management team. The company’s success also depends, in part, on its continuing ability to identify, hire, train and retain other highly qualified personnel. Competition for these employees can be intense. The unexpected loss of one or more key employees for any reason or the company’s failure to attract, assimilate or retain qualified personnel in the future could have a material adverse effect on the company’s business, financial condition and results of operations.

The company’s business is exposed to domestic and foreign currency fluctuations.

The company’s international sales are generally denominated in foreign currencies, and this revenue could be materially affected by currency fluctuations. Approximately 36% of the company’s net sales were from international operations in fiscal year 2009. Its primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the British pound, Canadian dollar, Euro, Australian dollar, Mexican peso, Argentine peso, Chilean peso and South African rand. Changes in currency exchange rates may also affect the relative prices at which the company and its foreign competitors sell products in the same market and the relative prices at which the company purchases materials and services in foreign markets. Although the company occasionally hedges some exposures to changes in foreign currency exchange rates arising in the ordinary course of business, it cannot ensure that foreign currency fluctuations will not have a material adverse effect on its business, financial condition and results of operations.

The company’s business could be adversely affected by a prolonged downturn or recession in the United States and/or the other countries in which it conducts business.

A prolonged economic downturn or recession in the United States, United Kingdom, Canada, Mexico or any of the other countries in which Alberto Culver does significant business could materially and adversely affect the company’s business, financial condition and results of operations. In particular, such a downturn or recession could adversely impact (i) the level of spending by the company’s ultimate consumers, (ii) the ability to collect accounts receivable on a timely basis from certain customers, (iii) the ability of certain suppliers to fill the company’s orders for raw materials, packaging or co-packed finished goods on a timely basis, and (iv) the mix of the company’s product sales.

If the company is unable to protect its intellectual property rights, specifically its trademarks, its ability to compete could be negatively impacted.

The market for the company’s products depends to a significant extent upon the value associated with its trademarks and brand names, including “TRESemmé,” “Alberto VO5,” “St. Ives,” “Nexxus” and “Noxzema.” The company owns the trademarks, trade dress and brand name rights used in connection with marketing and distribution of its major products both in the United States and in other countries. Although most of the company’s material intellectual property is registered in the United States and in certain foreign countries in which it operates, it may not be successful in asserting trademark, trade dress or brand name protection. In addition, the laws of certain foreign countries may not protect the company’s intellectual property rights to the same extent as the laws of the United States. The costs required to protect the company’s trademarks, trade dress and brand names is expected to continue to be substantial. The loss or dilution of any of its significant trademarks, trade dress and brand names in any jurisdiction where the company conducts a material portion of its business or where the company plans geographic expansion could have a material adverse effect on the company’s business, financial condition and results of operations.

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

The company frequently reviews acquisition prospects and other strategic alliances that would complement its current product offerings, increase the size and geographic scope of its operations or otherwise offer growth and operating efficiency opportunities. The financing for any of these acquisitions could dilute the interests of the company stockholders, result in an increase in its indebtedness or both. Acquisitions and other strategic alliances may entail numerous risks which could have a material adverse effect on the company’s business, financial condition and results of operations, including:

•	difficulties in assimilating acquired operations or products, including the loss of key employees from acquired businesses;

•	undisclosed liabilities that may become the company’s responsibility or other undisclosed material information (subject to any rights the company may have against the seller);

•	diversion of management’s attention from the company’s core business;

•	compliance with foreign regulatory requirements;

•	enforcement of new intellectual property rights;

•	adverse effects on existing business relationships with suppliers and customers;

•	operating inefficiencies and negative impact on profitability;

•	entering markets or product categories in which the company has limited or no prior experience; and

•	general economic and political conditions, including legal and other barriers to cross-border investment in general, or by U.S. companies in particular.

The company’s failure to successfully complete the integration of any acquired business or strategic alliance could have a material adverse effect on its business, financial condition and results of operations. In addition, there can be no assurance that the company will be able to identify suitable candidates or consummate acquisitions or strategic alliances on favorable terms, which could materially affect the growth of the company’s business and results of operations.

Product liability and other types of product claims could adversely affect the company’s business, financial condition and results of operations.

The company may be required to pay for losses or injuries purportedly caused by its products. Claims could be based on allegations that, among other things, the company’s products contain contaminants, provide inadequate instructions regarding their use, are mislabeled or provide inadequate warnings concerning interactions with other substances. Product liability and other types of product claims could result in negative publicity that could materially harm the company’s sales and operating results. In addition, if any of the company’s products is found to be defective or mislabeled, the company could be required to recall it, which could result in adverse publicity and significant expenses. Although the company maintains product liability insurance coverage, potential product liability claims may exceed the amount of insurance coverage or potential product liability claims may be excluded under the terms of the policy.

The company’s ability to conduct business in or import products from international markets may be affected by legal, regulatory, political and economic risks.

Approximately 36% of the company’s net sales were from international operations in fiscal year 2009. The company’s ability to capitalize on growth in new international markets and to grow or maintain the current level of operations in its existing international markets is subject to risks associated with international operations. These include:

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

Changes to the legal and regulatory requirements could materially and adversely affect the company’s financial condition and results of operations.

The manufacture, distribution, sale, packaging, and labeling of consumer products are subject to extensive regulation in the United States and abroad. The company’s ability to comply with these regulations and any changes to these regulations without significant cost or liability is critical to its ongoing success. The company’s inability to efficiently comply with these regulations could adversely and materially impact its financial condition and results of operations.

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

Sales and/or acquisitions by the Lavin family stockholders of New Sally common stock or New Alberto Culver common stock after completion of the Separation (or stock of Alberto Culver before the Separation) may adversely affect the tax-free nature of the New Alberto Culver share distribution. First, with certain exceptions, sales by the Lavin family stockholders of New Sally common stock or New Alberto Culver common stock at any time after completion of the New Alberto Culver share distribution might be considered evidence that the New Alberto Culver share distribution was used principally as a device for the distribution of earnings and profits, particularly if the selling stockholder were found to have an intent to effect such sale at the time of the New Alberto Culver share distribution. If the Internal Revenue Service successfully asserted that the New Alberto

Culver share distribution was used principally as such a device, the New Alberto Culver share distribution would not qualify as a tax-free distribution, and thus would be taxable to both New Sally and the New Sally stockholders (as a result of which New Alberto Culver would be required to indemnify New Sally to the extent required under the tax allocation agreement entered into in connection with the Separation). Second, with certain exceptions, if any of the Lavin family stockholders were to sell an amount of New Sally common stock that it received in the holding company merger (or to acquire additional shares of New Sally common stock) following completion of the New Alberto Culver share distribution, and that amount of stock, if added to the New Sally common stock acquired by Investor (which comprised approximately 48.0% of the New Sally common stock on a basic shares outstanding method), were to equal or exceed 50% of the outstanding common stock of New Sally, as determined under the Internal Revenue Code and applicable Treasury regulations, a deemed acquisition of control of New Sally in connection with the New Alberto Culver share distribution could be asserted by the Internal Revenue Service. If this assertion were not successfully rebutted, New Sally would be subject to significant U.S. federal income tax liabilities and New Alberto Culver would be required to indemnify New Sally to the extent required under the tax allocation agreement entered into in connection with the Separation, which would have a material adverse effect on New Alberto Culver. Similar principles would apply to sales or acquisitions of Alberto Culver stock by the Lavin family before the Separation.

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

The company’s properties, plants and equipment are maintained in good condition and are suitable and adequate to support the business. The principal properties and their general characteristics are described below:

Location	Type of Facility	Business Segment
Company-Owned Properties:

Melrose Park, Illinois	Corporate Office, Manufacturing, Warehouse	(1)
Basingstoke, United Kingdom	Office	(2)
Buenos Aires, Argentina	Office, Manufacturing, Warehouse	(2)
Jonesboro, Arkansas (3)	Office, Manufacturing, Warehouse	(1)
Minooka, Illinois	Warehouse	(1)
Naucalpan de Juarez, Mexico	Office, Manufacturing, Warehouse	(2)
Swansea, United Kingdom	Office, Manufacturing, Warehouse	(2)

Leased Properties:

Atlanta, Georgia	Warehouse	(1)
Carlisle, Pennsylvania	Warehouse	(1)
Chatsworth, California	Office, Manufacturing, Warehouse	(1)
Ontario, California	Warehouse	(1)
Mississauga, Ontario, Canada	Office	(2)

(1)	United States

(2)	International

(3)	While the title to the property is held by the City of Jonesboro, the company may take title to the property at any time at nominal cost.

ITEM 3.	LEGAL PROCEEDINGS

The company is the subject of various pending or threatened legal actions in the ordinary course of its business. There are no legal proceedings pending as of September 30, 2009 that the company believes could have a material adverse effect on its business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended September 30, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The high and low sales prices of the company’s common stock on the New York Stock Exchange (NYSE) and cash dividends per share in each quarter of fiscal years 2009 and 2008 are as follows:

	Market Price Range				Cash Dividends Per Share
	2009		2008
	High	Low	High	Low	2009	2008
Common Stock (NYSE Symbol ACV):
First Quarter	$28.35	19.32	26.09	23.49	$.065	.055
Second Quarter	$27.00	20.90	28.42	22.55	.075	.065
Third Quarter	$25.76	20.47	28.25	21.75	.075	.065
Fourth Quarter	$27.90	23.81	29.40	23.66	.075	.065

					$.290	.250

Stockholders of record, which excludes a large number of stockholders with shares held in “street name,” totaled 1,152 as of October 31, 2009.

Cash dividends on common stock in fiscal years 2009 and 2008 were $28.5 million and $24.8 million, respectively. In connection with the Separation, the company’s shareholders received a $25.00 per share special cash dividend for each share of common stock owned as of November 16, 2006. In addition to the special cash dividend, cash dividends on common stock were $16.0 million in fiscal year 2007.

During the fourth quarter of fiscal year 2009, the company purchased 54,339 shares in the open market for an aggregate purchase price of $1.4 million. At September 30, 2009, the company has authorization remaining to purchase a total of 5,779,879 shares. On November 12, 2006, the board of directors authorized the company to purchase up to 5 million shares of common stock. During the third and fourth quarters of fiscal year 2008, the company purchased 4,165,782 common shares in the open market under this authorization for an aggregate purchase price of $109.5 million. On July 24, 2008, the board of directors authorized the company to purchase an additional 5 million shares of common stock.

During the three months ended September 30, 2009, the company acquired 2,176 shares of common stock that were surrendered by employees in connection with the payment of minimum withholding taxes related to restricted shares or stock issued in connection with other employee incentive plans. These shares are not subject to the company’s stock repurchase program.

The following table summarizes information with respect to purchases made by or on behalf of the company of shares of its common stock during the quarter ended September 30, 2009.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2009	725	$22.94	—	5,834,218
August 1 – August 31, 2009	55,790	$24.95	54,339	5,779,879
September 1 – September 30, 2009	—	—	—	5,779,879

All common stock purchased in the open market during fiscal years 2009 and 2008 and all shares acquired through incentive plans subsequent to the Separation are being accounted for using the constructive retirement method, as the company has no intent to reissue the shares.

The following graph compares the cumulative total shareholder return on the company’s Common Stock, the Standard & Poor’s MidCap 400 Index, and a selected peer group of companies. Due to the Separation occurring on November 16, 2006, the graph shows total shareholder return beginning on the first trading day for New Alberto Culver after the Separation (November 17, 2006) and going through September 30, 2009. The selected peer group consists of Avon Products, Inc.; Bare Escentuals, Inc.; Chattem, Inc.; Church & Dwight, Inc.; The Clorox Company; Elizabeth Arden, Inc.; Energizer Holdings, Inc.; The Estee Lauder Companies; McCormick & Company, Incorporated; Nu Skin Enterprises; Physician’s Formula Holdings; Prestige Brands Holdings; Revlon, Inc.; and Spectrum Brands, Inc.

For the purpose of calculating the peer group average, the cumulative total shareholder returns of each company have been weighted according to its stock market capitalization at the beginning of the performance period.

	11/17/2006	9/30/2007	9/30/2008	9/30/2009
Cumulative Returns
Alberto Culver	100.00	116.50	129.23	132.96
S&P MidCap 400 Index	100.00	110.94	92.44	89.56
Peer Group	100.00	107.53	110.94	96.32

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial information for Alberto Culver Company. In accordance with the provisions of the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) Subtopic 205-20, “Discontinued Operations,” the results of operations and cash flows related to the Cederroth business and Sally Holdings’ beauty supply distribution business are reported as discontinued operations for all periods presented. In addition, the assets and liabilities of Cederroth and Sally Holdings have been segregated from the assets and liabilities related to the company’s continuing operations and presented separately on the company’s comparative balance sheets as of September 30, 2007 and prior. Unless otherwise noted, all information in the table below reflects only continuing operations.

	Year ended September 30,
(In thousands, except per share data)	2009		2008		2007		2006	2005
Operating Results:
Net sales	$1,433,980		1,443,456		1,315,449		1,186,000	1,063,794
Gross profit	735,202		757,281		673,277		613,515	538,588
Earnings from continuing operations before provision for income taxes	185,838	(1)	170,807	(2)	100,782	(3)	91,006	79,016	(4)
Provision for income taxes	68,005		64,768		28,218		25,161	21,985
Earnings from continuing operations	117,833	(1)	106,039	(2)	72,564	(3)	65,845	57,031	(4)
Earnings per share from continuing operations:
Basic	1.21		1.08		.76		.71	.62
Diluted	1.19	(1)	1.05	(2)	.74	(3)	.70	.61	(4)
Weighted Average Shares Outstanding:
Basic	97,670		98,424		95,896		92,426	91,451
Diluted	99,108		100,644		98,358		93,485	92,838
Shares Outstanding at Year End:
Common Stock	98,262		97,863		98,057		93,239	91,991
Financial Condition:
Total assets, including discontinued operations (5)	$1,558,014		1,467,300		1,491,869		2,585,462	2,304,932
Current ratio	3.14 to 1		3.10 to 1		1.96 to 1		2.37 to 1	2.03 to 1
Working capital	$589,804		598,380		366,651		331,741	241,356
Cash, cash equivalents and investments	528,187		511,173		328,666		182,783	116,637
Property, plant and equipment, net	249,911		221,667		198,341		188,401	165,812
Long-term debt, including current portion	604		867		120,486		120,709	120,285
Stockholders’ equity	1,196,646		1,110,606		973,364		1,729,781	1,531,622
Cash dividends	28,452		24,797		16,049		45,379	40,780
Cash dividends per share	.29		.25		25.165	(6)	.49	.445

(1)	Fiscal year 2009 includes restructuring and other expenses which reduced earnings from continuing operations before provision for income taxes by $6.8 million, earnings from continuing operations by $4.2 million and diluted earnings per share from continuing operations by 4 cents.

(2)	Fiscal year 2008 includes restructuring and other expenses which reduced earnings from continuing operations before provision for income taxes by $11.2 million, earnings from continuing operations by $7.2 million and diluted earnings per share from continuing operations by 8 cents.

(3)	Fiscal year 2007 includes restructuring and other expenses which reduced earnings from continuing operations before provision for income taxes by $33.1 million, earnings from continuing operations by $21.8 million and diluted earnings per share from continuing operations by 22 cents.

(4)	Fiscal year 2005 includes the non-cash charge related to the conversion to one class of common stock which reduced earnings from continuing operations before provision for income taxes by $10.0 million, earnings from continuing operations by $6.5 million and diluted earnings per share from continuing operations by 7 cents.

(5)	Total assets includes assets of discontinued operations of $235.9 million, $1.54 billion and $1.38 billion at September 30, 2007, 2006 and 2005, respectively.

(6)	Fiscal year 2007 includes a $25.00 per share special cash dividend for each share of common stock owned as of November 16, 2006 in connection with the Separation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Cederroth International

Prior to July 31, 2008, the company also owned and operated the Cederroth International (Cederroth) business which manufactured, marketed and distributed beauty, health care and household products throughout Scandinavia and in certain other parts of Europe. On May 18, 2008, the company entered into an agreement to sell its Cederroth business to CapMan, a Nordic based private equity firm. Pursuant to the transaction agreement, on July 31, 2008 Cederroth Intressenter AB, a company owned by two funds controlled by CapMan, purchased all of the issued and outstanding shares of Cederroth International AB in exchange for 159.5 million Euros, from Alberto Culver AB, a wholly-owned Swedish subsidiary of the company. The Euros were immediately converted into $243.8 million based on the deal contingent Euro forward contract entered into by the company in connection with the transaction. The purchase price was adjusted in fiscal year 2009, resulting in cash payments of $1.5 million from Alberto Culver AB to CapMan. These adjustments resulted from differences between the final, agreed-upon balances of cash, debt and working capital as of the July 31, 2008 closing date and the estimates assumed in the transaction agreement.

In accordance with the provisions of the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) Subtopic 205-20, “Discontinued Operations,” the results of operations and cash flows related to the Cederroth business are reported as discontinued operations for all periods presented.

As noted above, the company entered into a deal contingent forward contract to sell the Euros it expected to receive in exchange for U.S. dollars. In connection with the closing of the transaction on July 31, 2008, the company recognized a pre-tax loss of $5.1 million related to the settlement of the forward contract which partially offset the gain on the sale of Cederroth in 2008. Additionally, the company incurred transaction costs (primarily investment banking, legal and other professional service fees) of $8.4 million during fiscal years 2009 and 2008, most of which are not expected to give rise to an income tax benefit. These costs were expensed in the periods incurred and recorded as part of the gain (loss) on the sale of Cederroth.

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

Notwithstanding the legal form of the November 16, 2006 transactions, because of the substance of the transactions, New Alberto Culver was considered the divesting entity and treated as the “accounting successor” to the company, and New Sally was considered the “accounting spinnee” for financial reporting purposes.

The separation of the company into New Alberto Culver and New Sally involving Clayton, Dubilier & Rice (CD&R) is referred to herein as the “Separation.” For purposes of describing the events related to the Separation, as well as other events, transactions and financial results of Alberto Culver Company related to periods prior to November 16, 2006, the term “the company” refers to New Alberto Culver’s accounting predecessor, or Old Alberto Culver.

In accordance with the provisions of the FASB ASC Subtopic 205-20, the results of operations and cash flows related to Sally Holdings’ beauty supply distribution business are reported as discontinued operations for all periods presented.

In accordance with the Investment Agreement, upon the closing of the Separation, New Sally paid (i) all of Investor’s transaction expenses and a transaction fee in the amount of $30 million to CD&R, (ii) $20 million to the company covering certain of the combined transaction expenses of Sally Holdings and the company and (iii) certain other expenses of the company. The transaction expenses that New Sally paid on behalf of Investor and the transaction fee paid to CD&R, along with other costs incurred by New Sally directly related to its issuance of new equity and debt in connection with the Separation, were capitalized as equity and debt issuance costs on New Sally’s balance sheet. The transaction expenses of the company, including Sally Holdings’ portion, were expensed by the company as incurred through the date of completion of the Separation and are included in discontinued operations. Approximately $18.7 million of transaction expenses were incurred in fiscal year 2007.

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

Restructuring and Other

Restructuring and other expenses during the fiscal years ended September 30, 2009, 2008 and 2007 consist of the following:

(In thousands)	2009	2008	2007
Severance and other exit costs	$3,146	6,196	15,825
Impairment and other property, plant and equipment charges	3,552	6,265	500
Gain on sale of assets	(73)	(1,808)	(5,894)
Non-cash charges related to the acceleration of vesting of stock options and restricted shares in connection with the Separation	—	—	11,383
Contractual termination benefits for the former President and Chief Executive Officer in connection with the Separation	—	—	9,888
Non-cash charges for the recognition of foreign currency translation losses in connection with the liquidation of foreign legal entities	37	324	1,355
Legal fees and other expenses incurred to assign the company’s trademarks following the closing of the Separation	114	208	42

	$6,776	11,185	33,099

Severance and Other Exit Costs

In November 2006, the company committed to a plan to terminate employees as part of a reorganization following the Separation. In connection with this reorganization plan, on December 1, 2006 the company announced that it was going to close its manufacturing facility in Dallas, Texas. The company’s worldwide workforce has been reduced by approximately 215 employees as a result of the reorganization plan, including 125 employees from the Dallas, Texas manufacturing facility. Through September 30, 2009, the company has recorded cumulative charges related to this plan of $15.0 million for severance, $254,000 for contract termination costs and $1.4 million for other exit costs.

In October 2007, the company committed to a plan primarily related to the closure of its manufacturing facility in Toronto, Canada. As part of the plan, the company’s workforce has been reduced by approximately 125 employees. Through September 30, 2009, the company has recorded cumulative charges related to this plan of $2.5 million for severance and $425,000 for other exit costs.

In May 2008, the company committed to a plan to close its manufacturing facility, reduce its headcount and relocate to a smaller commercial office in Puerto Rico. As part of the plan, the company’s workforce has been reduced by approximately 100 employees. Through September 30, 2009, the company has recorded cumulative charges related to this plan of $1.7 million for severance, $8,000 for contract termination costs and $1.2 million for other exit costs.

The following table reflects the activity related to the three aforementioned restructuring plans during the fiscal year ended September 30, 2009:

(In thousands)	Liability at September 30, 2008	New Charges & Adjustments		Cash Payments & Other	Liability at September 30, 2009
Severance	$1,008	(126)		(554)	328
Contract termination costs	—	13		(13)	—
Other	551	407		(888)	70

	$1,559	294	*	(1,455)	398

In June 2009, the company committed to a plan primarily related to the downsizing of its manufacturing facility and the consolidation of its warehouse and office facilities in Chatsworth, California. As noted in the “Subsequent Event” section below, in November 2009 the company committed to a plan to cease all manufacturing activities at the Chatsworth facility. As part of the initial downsizing plan, the company’s workforce will be reduced by approximately 160 employees. The following table reflects the activity related to this restructuring plan during the fiscal year ended September 30, 2009:

(In thousands)	Initial Charges		Cash Payments & Other	Liability at September 30, 2009
Severance	$2,107		(144)	1,963
Other	745		(313)	432

	$2,852	*	(457)	2,395

*	The sum of these amounts from the tables above represents the $3.1 million of total charges for severance and other exit costs recorded during fiscal year 2009.

Cash payments related to these plans are expected to be substantially completed by the third quarter of fiscal year 2010.

Impairment and Other Property, Plant and Equipment Charges

During fiscal year 2009, the company recorded fixed asset charges of $3.6 million, primarily related to the write-off of certain manufacturing equipment in connection with the downsizing of the company’s manufacturing facility in Chatsworth, California. During fiscal year 2008, the company recorded total impairment and other fixed asset charges of $6.3 million. This amount includes impairments of $648,000 related to the building and certain manufacturing equipment in connection with the closure of the Dallas, Texas manufacturing facility, $1.3 million related to manufacturing equipment in connection with the closure of the Toronto, Canada manufacturing facility and $1.6 million related to the building and certain manufacturing equipment in connection with the closure of the Puerto Rico manufacturing facility. In each case, the fair value of the assets was determined using prices for similar assets in the respective markets as determined by management using data from external sources. In addition to the impairments, the company recognized $2.8 million of other fixed asset charges related to the closure of the Dallas, Texas, Toronto, Canada and Puerto Rico manufacturing facilities during fiscal year 2008.

Gain on Sale of Assets—Including Related Party Transactions

The company closed on the sale of its manufacturing facility in Puerto Rico on December 19, 2008. The company received net cash proceeds of $722,000 and recognized a pre-tax gain of $73,000 in fiscal year 2009 as a result of the sale. The company closed on the sale of its manufacturing facility in Toronto, Canada on May 30, 2008. The company received net cash proceeds of $7.5 million and recognized a pre-tax gain of $2.0 million in fiscal year 2008 as a result of the sale. The company closed on the sale of its manufacturing facility in Dallas, Texas on March 26, 2008. The company received net cash proceeds of $3.1 million and recognized a pre-tax loss of $226,000 in fiscal year 2008 as a result of the sale.

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

Foreign Currency Translation Loss

The company substantially completed the liquidation of two foreign legal entities in connection with its reorganization plan and is therefore recognizing in restructuring and other expenses the accumulated foreign currency translation losses related to the entities which resulted in charges of $37,000, $324,000 and $1.4 million during fiscal years 2009, 2008 and 2007, respectively.

Trademark Legal Fees and Other Expenses

Due to the series of transactions affecting the company’s legal structure as part of the closing of the Separation, the company completed a process to assign many of its existing trademarks in various countries around the world. In connection with this effort, the company incurred legal fees and other expenses of $114,000, $208,000 and $42,000 in fiscal years 2009, 2008 and 2007, respectively.

Subsequent Event

In November 2009, the company committed to a plan primarily related to ceasing all manufacturing activities at its facility in Chatsworth, California. This plan is in addition to the company’s initial plan to downsize the Chatsworth manufacturing facility, which was announced in June 2009. As part of this new plan, the company’s workforce will be further reduced by approximately 110 employees. The company estimates that additional pre-tax restructuring and other related charges of approximately $8.0 million will be recognized during fiscal year 2010 related to this new plan, with approximately $5.0 million of the additional amount expected to be recognized in the first quarter.

Expected Savings

The company’s first three reorganization and restructuring plans have been fully implemented as of September 30, 2009, and the reported financial results reflect the savings realized during those periods. As a result of the newest restructuring plans announced in June 2009 and November 2009 primarily related to the Chatsworth, California facilities, the company expects to recognize additional cost savings of approximately $12 million on an annualized basis. The additional cost savings will affect advertising, marketing, selling and administrative expense and gross profit on the consolidated statement of earnings.

Auction Rate Securities

Prior to the second quarter of fiscal year 2008, the company regularly invested in auction rate securities (ARS) which typically are bonds with long-term maturities that have interest rates which reset at intervals of up to 35 days through an auction process. These investments are considered available for sale in accordance with FASB ASC Topic 320, “Debt and Equity Securities.” All of the company’s remaining investments in ARS at September 30, 2009 represent interests in pools of student loans and have AAA/Aaa credit ratings. In addition, all of these securities carry an indirect guarantee by the U.S. federal government of at least 97% of the par value through the Federal Family Education Loan Program (FFELP). Based on these factors and the credit worthiness of the underlying assets, the company does not believe that it has significant principal risk with regard to these investments.

Historically, the periodic auctions for these ARS investments have provided a liquid market for these securities. As a result, the company carried its investments at par value, which approximated fair value, and classified them as short-term in the consolidated balance sheets. Starting in the second quarter of fiscal year 2008, each of the company’s remaining ARS investments has experienced multiple failed auctions, meaning that there have been insufficient bidders to match the supply of securities submitted for sale. During fiscal year 2009, the company did not redeem any ARS investments as a result of successful auctions as all auctions for the company’s remaining ARS investments continued to fail during the period. In addition, the company did not recognize any realized gains or losses from the sale of ARS investments in its statement of earnings. During the fourth quarter of fiscal year 2009, one security matured and the company received the full par value of $8.5 million. The company continues to earn interest on its investments at the maximum contractual rate and continues to collect the interest in accordance with the stated terms of the securities. At September 30, 2009, the company’s outstanding ARS investments carried a weighted average tax exempt interest rate of 0.7%.

At September 30, 2009, the company has ARS investments with a total par value of $61.3 million. The company has recorded these investments on its consolidated balance sheet at an estimated fair value of $58.4 million and recorded an unrealized loss of $2.9 million in accumulated other comprehensive income (loss), reflecting the decline in the estimated fair value. The unrealized loss has been recorded in accumulated other comprehensive income (loss) and not the statement of earnings as the company has concluded at September 30, 2009 that no other-than-temporary impairment losses have occurred because its investments continue to be of high credit quality and the company does not have the intent to sell these investments, nor is it more likely than not that the company will be required to sell these investments until the anticipated recovery in market value occurs. The company will continue to analyze its ARS in future periods for impairment and may be required to record a charge in its statement of earnings in future periods if the decline in fair value is determined to be other-than-temporary. The fair value of these securities has been estimated by management using unobservable input data from external sources. Because there is no active market for these securities, management utilized a discounted cash flow valuation model to estimate the fair value of each individual security, with the key assumptions in the model being the expected holding period for the ARS, the expected coupon rate over the holding period and the required rate of return by market participants (discount rate), adjusted to reflect the current illiquidity in the market. For each of the company’s existing securities, the model calculates an expected periodic coupon rate using regression analysis and a market required rate of return that includes a risk-free interest rate and a credit spread. At September 30, 2009, the estimated required rate of return was adjusted by a spread of 150 basis points to reflect the illiquidity in the market. The model then discounts the expected coupon rate at the adjusted discount rate to arrive at the fair value price. At September 30, 2009, the assumed holding period for the ARS was three years and the weighted average expected coupon rate and adjusted discount rate used in the valuation model were 5.1% and 3.2%, respectively.

All of the company’s outstanding ARS investments have been classified as long-term on the September 30, 2009 balance sheet as the company cannot be certain that they will settle within the next twelve months. The company’s outstanding ARS investments have scheduled maturities ranging from 2029 to 2042. It is management’s intent to hold these investments until the company is able to recover the full par value, either through issuer calls, refinancings or other refunding initiatives, the recovery of the auction market or the emergence of a new secondary market. Management’s assumption used in the current fair value estimates is that this will occur within the next three years.

Results of Operations

Comparison of the Years Ended September 30, 2009 and 2008

Net sales for the fiscal year ended September 30, 2009 were $1.43 billion, a decrease of 0.7% compared to the prior year. Organic sales, which exclude the effect of foreign currency fluctuations (an adverse impact of 8.1%), the net sales of Noxzema products in fiscal year 2009 (a positive impact of 2.5%) and the divestiture of the BDM Grange distribution business in New Zealand (an adverse impact of 0.1%), grew 5.0% during fiscal year 2009.

Earnings from continuing operations were $117.8 million for the fiscal year ended September 30, 2009 versus $106.0 million in the prior year. Diluted earnings per share from continuing operations were $1.19 in fiscal year 2009 compared to $1.05 in fiscal year 2008. In fiscal year 2009, the company recognized income tax expense related to discrete tax items which reduced earnings from continuing operations by $6.8 million and diluted earnings per share from continuing operations by 7 cents. In addition, restructuring and other expenses in fiscal year 2009 reduced earnings from continuing operations by $4.2 million and diluted earnings per share from continuing operations by 4 cents and the company incurred costs related to a dispute with a supplier which reduced earnings from continuing operations by $1.9 million and diluted earnings per share from continuing operations by 2 cents. In fiscal year 2008, discrete tax items decreased earnings from continuing operations by $8.5 million and diluted earnings per share from continuing operations by 8 cents, while restructuring and other expenses reduced earnings from continuing operations by $7.2 million and diluted earnings per share from continuing operations by 8 cents. In addition, in fiscal year 2008 the company benefited from the reversal of a contingent liability which increased earnings from continuing operations by $2.6 million and diluted earnings per share for continuing operations by 3 cents.

Net sales for the United States segment in fiscal year 2009 increased 6.3% to $917.0 million from $863.0 million in 2008. The 2009 sales increase was principally due to higher sales of TRESemmé hair care products (3.6%) and Nexxus products (1.1%). In addition, the acquisition of Noxzema in October 2008 added approximately 3.8% to sales for fiscal year 2009. These increases were partially offset by lower sales from other brands including Alberto VO5 and St. Ives, as well as certain multicultural brands.

Net sales for the International segment decreased to $517.0 million in fiscal year 2009 compared to $580.5 million in fiscal year 2008. This sales decrease of 10.9% was attributable to the effect of foreign currency fluctuations (20.0%), partially offset by higher sales of TRESemmé hair care products (5.7%) including the effect of the launch in Spain in the third quarter of 2008 and the Nordic region of Europe in the fourth quarter of 2009, as well as St. Ives (1.2%). The launch of Nexxus in Canada also contributed to the segment’s organic growth during the period.

Gross profit decreased $22.1 million or 2.9% to $735.2 million in fiscal year 2009 compared to the prior year. Gross profit, as a percentage of net sales, was 51.3% for fiscal year 2009 compared to 52.5% for fiscal year 2008. Gross profit in the United States in fiscal year 2009 increased $15.5 million or 3.4% from the prior year.

As a percentage of net sales, United States’ gross profit was 51.3% during fiscal year 2009 compared to 52.7% in the prior year. The decrease in gross profit margin in the United States was primarily attributable to higher raw material costs due to cost pressures resulting from higher oil prices, as well as higher prices for other materials such as tin plate and chemicals, partially offset by favorable product mix and decreased use of special packaging for promotions. Gross profit for the International segment decreased $37.6 million or 12.4% in fiscal year 2009 versus the prior year. As a percentage of net sales, International’s gross profit was 51.2% in fiscal year 2009 compared to 52.1% in the prior year. The gross profit margin for International was also affected by higher raw material costs, as noted above, as well as negative effects from foreign currency fluctuations in certain markets where significant raw material purchases are made in U.S. dollars. In the International segment, these effects were partially offset by favorable product mix, driven by the TRESemmé launch in Spain in the third quarter of 2008, decreased use of special packaging for promotions and improved manufacturing efficiencies.

Advertising, marketing, selling and administrative expenses in fiscal year 2009 decreased $39.6 million or 6.8% compared to the prior year. This overall decrease consists of lower advertising and marketing expenses (4.4%) and selling and administrative expenses (2.4%).

Advertising and marketing expenditures decreased 9.6% to $239.5 million (16.7% of net sales) in fiscal year 2009 compared to $265.0 million (18.4% of net sales) in the prior year primarily due to the effect of foreign exchange rates, which accounted for 6.7 percentage points of the decrease, the timing of certain brand initiatives, media efficiencies in several markets and a shift to higher trade promotion spending. Advertising and marketing expenditures in the United States decreased 10.4% in fiscal year 2009 compared to the prior year. The decrease was primarily due to lower advertising and marketing expenditures for St. Ives (9.6%) and Alberto VO5 (7.2%) as a result of significant expenditures in fiscal year 2008 to support the Elements and Extreme Styling launches, respectively, partially offset by higher advertising and marketing expenditures for TRESemmé (3.2%) and Nexxus (1.9%), as well as expenditures in 2009 related to Noxzema (2.7%). Advertising and marketing expenditures for the International segment decreased 8.3% in fiscal year 2009 compared to the prior year, primarily due to the effect of foreign currency fluctuations (18.0%), partially offset by higher advertising and marketing expenditures for Nexxus (6.4%) to support the launch in Canada and TRESemmé (6.3%) due in part to the launches in Spain in the third quarter of 2008 and the Nordic region of Europe in the fourth quarter of 2009.

Selling and administrative expenses decreased 4.4% to $305.8 million in fiscal year 2009 from $319.9 million in fiscal year 2008. Selling and administrative expenses, as a percentage of net sales, decreased to 21.3% in fiscal year 2009 from 22.2% in the prior year. Selling and administrative expenses in the United States increased 0.9% for fiscal year 2009 compared to the prior year. This increase was primarily due to the effects of the $2.9 million of costs incurred in fiscal year 2009 related to a dispute with a supplier and the $3.9 million of benefit from the reversal of a contingent liability in the prior year. These increases in selling and administrative expenses were partially offset by lower selling and freight costs in 2009. International’s selling and administrative expenses decreased 12.8% in fiscal year 2009 compared to the prior year primarily due to the effect of foreign currency fluctuations. Selling and administrative expenses for both reportable segments were also positively impacted by cost savings initiatives implemented by the company. Stock option expense, which is included in selling and administrative expenses but is not allocated to the company’s reportable segments, was $7.8 million in fiscal year 2009 compared to $4.6 million in fiscal year 2008.

The company recorded net interest income of $2.7 million in fiscal year 2009 and $9.6 million in the prior year. Interest income was $3.3 million in fiscal year 2009 and $15.0 million in fiscal year 2008. The decrease in interest income was principally due to significantly lower interest rates in fiscal year 2009 compared to last year. Interest expense was $660,000 and $5.4 million in fiscal years 2009 and 2008, respectively. The decrease in interest expense is primarily due to the repayment of the company’s $120 million of debentures in June 2008.

The provision for income taxes as a percentage of earnings from continuing operations before income taxes was 36.6% and 37.9% in fiscal years 2009 and 2008, respectively. The provision for income taxes in fiscal years 2009 and 2008 includes net expense of $6.8 million and $8.5 million, respectively, from discrete tax items. The net discrete tax items include taxes of approximately $7.1 million and $11.0 million, respectively, related to local currency gains on U.S. dollar denominated cash equivalents held by Alberto Culver AB in Sweden following the sale of Cederroth. On October 31, 2008, the remaining proceeds from the Cederroth sale were transferred to a newly formed, wholly-owned subsidiary in the Netherlands, and further exchange rate changes with respect to these proceeds are not expected to result in taxable income for the company. In addition, the effective tax rates in both 2009 and 2008 reflect discrete tax items related to reductions in tax contingency reserves for certain foreign entities due to the expiration of statutes of limitations and benefits from changes in certain estimates related to the previous years’ tax provisions. The net discrete tax items resulted in 3.7 and 5.0 percentage point increases in the effective tax rates in fiscal years 2009 and 2008, respectively.

Comparison of the Years Ended September 30, 2008 and 2007

Net sales for the fiscal year ended September 30, 2008 were $1.44 billion, an increase of 9.7% over the prior year. Organic sales, which exclude the effects of foreign currency fluctuations (a positive impact of 1.0%), grew 8.7% in fiscal year 2008. Organic sales growth includes the effect of net sales to Sally Holdings after the November 16, 2006 closing of the Separation (0.4%). In fiscal year 2007, all transactions with Sally Holdings prior to November 16, 2006 were considered intercompany and the elimination of these intercompany sales is classified as part of continuing operations.

Earnings from continuing operations of $106.0 million increased 46.1% from the prior year’s earnings from continuing operations of $72.6 million. Diluted earnings per share from continuing operations were $1.05 in fiscal year 2008 and 74 cents in fiscal year 2007. In fiscal year 2008, discrete tax items decreased earnings from continuing operations by $8.5 million and diluted earnings per share from continuing operations by 8 cents, while restructuring and other expenses reduced earnings from continuing operations by $7.2 million and diluted earnings per share from continuing operations by 8 cents. In addition, in fiscal year 2008 the company benefited from the reversal of a contingent liability which increased earnings from continuing operations by $2.6 million and diluted earnings per share from continuing operations by 3 cents. In fiscal year 2007, restructuring and other expenses reduced earnings from continuing operations by $21.8 million and diluted earnings per share from continuing operations by 22 cents, while discrete tax items increased earnings from continuing operations by $4.9 million and diluted earnings per share from continuing operations by 5 cents.

Net sales for the United States segment in fiscal year 2008 increased 5.0% to $863.0 million from $821.6 million in 2007. The 2008 sales increase was principally due to higher sales of TRESemmé hair care products (4.3%) and multicultural brands (0.7%).

Net sales for the International segment increased to $580.5 million in fiscal year 2008 compared to $498.1 million in 2007. This sales increase of 16.5% was primarily attributable to higher sales of TRESemmé hair care products (11.0%), St. Ives products (0.9%) and the effect of foreign currency fluctuations (2.8%).

Gross profit increased $84.0 million or 12.5% to $757.3 million in fiscal year 2008 compared to fiscal year 2007. Gross profit, as a percentage of net sales, was 52.5% for fiscal year 2008 compared to 51.2% for continuing operations in the prior year. Gross profit in the United States in fiscal year 2008 increased $28.7 million or 6.7% from the prior year. As a percentage of net sales, United States’ gross profit was 52.7% during fiscal year 2008 compared to 51.9% in 2007. The gross profit margin improvement in the United States was primarily attributable to more effective inventory management and manufacturing efficiencies, partially offset by higher raw material and other input costs. Gross profit for the International segment increased $55.3 million or 22.4% in fiscal year 2008 versus fiscal year 2007. As a percentage of net sales, International’s gross profit was 52.1% in fiscal year 2008 compared to 49.6% in the prior year. The increase in gross profit margin for the International segment was also due to more effective inventory management and improved manufacturing efficiencies, partially due to the closures of the Toronto, Canada and Puerto Rico manufacturing facilities.

Advertising, marketing, selling and administrative expenses in fiscal year 2008 increased $41.6 million or 7.6%. This overall increase consists of higher advertising and marketing expenses (3.1%) and selling and administrative expenses (4.5%).

Advertising and marketing expenditures increased 6.9% to $265.0 million (18.4% of net sales) in 2008 compared to $247.8 million (18.8% of net sales) in 2007. Advertising and marketing expenditures in the United States increased 2.1% in fiscal year 2008 compared to 2007. The increase was primarily due to higher advertising and marketing expenditures for TRESemmé (8.2%), partially offset by decreased advertising and marketing expenditures for Nexxus (5.1%). Advertising and marketing expenditures for the International segment increased 16.2% in fiscal year 2008 compared to the prior year, primarily due to higher advertising and marketing expenditures for TRESemmé (14.2%) due in part to the launch in Spain in the third quarter of 2008, and the effect of foreign exchange rates (2.5%).

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

The company recorded net interest income of $9.6 million in fiscal year 2008 and $3.9 million in 2007. Interest income was $15.0 million in fiscal year 2008 and $12.3 million in fiscal year 2007. The increase in interest income was principally due to higher cash and investment balances in fiscal year 2008. Interest expense was $5.4 million in fiscal year 2008 and $8.4 million for fiscal year 2007. The decrease in interest expense is primarily due to the repayment of the company’s $120 million of debentures in June 2008 and higher interest capitalization in 2008.

The provision for income taxes as a percentage of earnings from continuing operations before income taxes was 37.9% and 28.0% in fiscal years 2008 and 2007, respectively. The provision for income taxes in fiscal year 2008 includes a net expense of $8.5 million from discrete tax items, while the 2007 provision is partially offset by a net income tax benefit of $4.9 million from discrete tax items. In fiscal year 2008, the net discrete tax items include taxes of approximately $11.0 million related to the local currency gain on U.S. dollar denominated cash held by Alberto Culver AB in Sweden following the sale of Cederroth. The effective tax rates in both 2008 and 2007 reflect discrete tax items related to reductions in income tax accruals for certain foreign entities following the expiration of various statutes of limitations and benefits from changes in certain estimates related to previous years’ tax provisions, as well as other discrete tax items recognized in each period. The net discrete tax items resulted in a 5.0 percentage point increase in the 2008 effective tax rate and a 4.9 percentage point decrease in the 2007 effective tax rate. For both fiscal year periods, the effective tax rates were also affected by the varying tax rates in the jurisdictions in which the company’s restructuring charges were recorded.

Financial Condition

Working capital at September 30, 2009 was $589.8 million, a decrease of $8.6 million from working capital of $598.4 million at September 30, 2008. The September 30, 2009 ratio of current assets to current liabilities of 3.14 to 1.00 increased from last year end’s ratio of 3.10 to 1.00.

Cash, cash equivalents and investments, including short-term and long-term, increased $17.0 million to $528.2 million compared to last fiscal year end, primarily due to cash flows provided by operating activities ($208.1 million), partially offset by payments for acquisitions including the Noxzema business ($98.2 million), capital expenditures ($65.2 million) and cash dividends ($28.5 million). Total investments, including short-term and long-term, were $58.4 million at September 30, 2009 compared to $65.8 million at September 30, 2008.

Receivables, less allowance for doubtful accounts, decreased 6.3% to $229.0 million from $244.3 million at September 30, 2008 primarily due to the effect of foreign currency fluctuations and the sale of the company’s subsidiaries in New Zealand, including the BDM Grange distribution business.

Inventories decreased $22.7 million or 15.2% from last fiscal year end to $126.8 million, principally due to inventory reduction initiatives implemented by the company, improved supply chain management, the sale of the company’s subsidiaries in New Zealand, including the BDM Grange distribution business, and the effect of foreign currency fluctuations.

Net property, plant and equipment increased $28.2 million during fiscal year 2009 to $249.9 million at September 30, 2009. The increase resulted primarily from expenditures for the new Jonesboro, Arkansas manufacturing facility and the implementation of a new worldwide ERP system, partially offset by depreciation during the fiscal year as well as the effect of foreign currency fluctuations.

Goodwill and trade names of $314.0 million increased $79.9 million compared to last fiscal year end primarily due to the Noxzema acquisition, additional purchase price recorded related to the Nexxus acquisition and the acquisition of the remaining 49% minority interest in the company’s subsidiary in Chile. These increases were partially offset by the sale of the company’s subsidiaries in New Zealand, including the BDM Grange distribution business, and the effect of foreign currency fluctuations.

Retained earnings increased from $702.4 million at September 30, 2008 to $792.2 million at September 30, 2009 due to net earnings for fiscal year 2009, partially offset by the payment of $28.5 million of cash dividends.

Accumulated other comprehensive loss was $58.4 million at September 30, 2009 compared to $37.0 million at September 30, 2008. This change was primarily a result of the strengthening of the U.S. dollar versus the foreign currencies in which the company does significant business, particularly the British pound and Mexican peso.

Liquidity and Capital Resources

Cash Provided by Operating Activities—Net cash provided by operating activities was $208.1 million and $170.9 million for fiscal years 2009 and 2008, respectively. The most significant changes in comparing the 2009 operating cash flows to 2008 include lower inventories as discussed in the “Financial Condition” section of MD&A, as well as higher earnings from continuing operations and improved collections of receivables. Additionally, in November 2008 the company paid a tax obligation in Sweden related to foreign currency gains on U.S. dollar investments, which resulted in a cash outflow of $14.1 million. Net cash provided by operating activities increased by $82.1 million in fiscal year 2008 from $88.8 million in fiscal year 2007 due to significantly higher cash flows resulting from increased earnings from continuing operations, as well as an improvement in cash generated from overall working capital. In addition, cash flows from operating activities in 2007 were affected by the payment of significant income tax obligations in connection with the sale of the corporate airplane and higher payments in connection with the company’s restructuring plans, primarily related to severance.

Cash Provided (Used) by Investing Activities—Net cash used by investing activities was $150.9 million and $188.0 million for fiscal years 2009 and 2007, respectively. In fiscal year 2008, net cash provided by investing activities was $360.0 million. Capital expenditures were $65.2 million, $64.1 million and $53.8 million in fiscal years 2009, 2008 and 2007, respectively. All three fiscal years were also affected by payments for additional purchase price related to the Nexxus acquisition, which totaled $7.6 million, $7.1 million and $6.3 million in fiscal years 2009, 2008 and 2007, respectively. Net cash used by investing activities in fiscal year 2009 included $83.6 million of payments related to the purchase of the Noxzema business and $7.0 million of payments related to the purchase of the remaining 49% minority interest in the company’s subsidiary in Chile. In fiscal year 2009, the company received net cash proceeds of $6.2 million from the sale of its New Zealand subsidiaries, including the BDM Grange distribution business, and made payments of $3.2 million related to the sale of Cederroth. In addition, during the fourth quarter of fiscal year 2009, one ARS investment matured and the company received the full par value of $8.5 million. The net cash provided by investing activities in fiscal year 2008 includes $234.3 million of proceeds from the sale of Cederroth, net of direct selling costs incurred and Cederroth’s ending cash balance that was transferred to CapMan. In fiscal year 2008, the company also generated cash of $185.8 million from net sales of investments as the company liquidated a significant portion of its ARS investments and transferred the cash to institutional money market funds and other cash equivalents. Proceeds from disposals of assets in fiscal year 2008 includes $10.7 million related to the sales of the company’s manufacturing facilities in Toronto, Canada and Dallas, Texas. In fiscal year 2007, proceeds from disposals of assets includes $27.4 million related to the sales of the corporate airplane and the company’s 1/8th interest in a fractional-ownership of NetJets airplane. Also in fiscal year 2007, the company had net purchases of investments of $156.1 million.

Cash Provided (Used) by Financing Activities—Net cash used by financing activities was $27.4 million and $183.4 million for fiscal years 2009 and 2008, respectively. In fiscal year 2007, net cash provided by financing activities was $62.4 million. The company paid cash dividends of $28.5 million, $24.8 million and $16.0 million in fiscal years 2009, 2008 and 2007, respectively. Proceeds from the exercise of stock options were $3.9 million, $60.5 million and $70.9 million in fiscal years 2009, 2008 and 2007, respectively. In addition, during fiscal years 2009 and 2008 the company purchased shares of its common stock in the open market for an aggregate purchase price of $1.4 million and $109.5 million, respectively. In June 2008, the company repaid its $120 million of debentures because all the holders exercised their one-time put option. Net cash provided (used) by financing activities was also affected by the excess tax benefit from stock option exercises and changes in the book cash overdraft balance in each fiscal year.

Cash dividends paid on common stock were $.29 and $.25 per share in fiscal years 2009 and 2008, respectively. In connection with the Separation, the company’s shareholders received a $25.00 per share special cash dividend for each share of common stock owned as of November 16, 2006. This special cash dividend in 2007 is included in net cash used by financing activities of discontinued operations. In addition to the special cash dividend, the company paid cash dividends on common stock of $.165 per share in fiscal year 2007.

At September 30, 2009, the company has ARS investments with a total par value of $61.3 million. All of these investments represent interests in pools of student loans and have AAA/Aaa credit ratings. In addition, all of these securities carry an indirect guarantee by the U.S. federal government of at least 97% of the par value through the Federal Family Education Loan Program (FFELP). However, starting in the second quarter of fiscal year 2008, each of the company’s remaining ARS investments has experienced multiple failed auctions. During fiscal year 2009, the company did not redeem any ARS investments as a result of successful auctions as all auctions for the company’s remaining ARS investments continued to fail during the period. In addition, the company did not recognize any realized gains or losses from the sale of ARS investments in its statement of earnings. During the fourth quarter of fiscal year 2009, one security matured and the company received the full par value of $8.5 million. The company has recorded these remaining investments on its consolidated balance sheet at an estimated fair value of $58.4 million and recorded an unrealized loss of $2.9 million in accumulated other comprehensive income (loss), reflecting the decline in the estimated fair value. All of the company’s outstanding ARS investments have been classified as long-term on the September 30, 2009 balance sheet as the company cannot be certain that they will settle within the next twelve months. The company’s outstanding ARS investments have scheduled maturities ranging from 2029 to 2042. It is currently management’s intent to hold these investments until the company is able to recover the full par value, either through issuer calls, refinancings or other refunding initiatives, the recovery of the auction market or the emergence of a new secondary market. Management’s assumption used in the current fair value estimates is that this will occur within the next three years.

The company anticipates that its cash and cash equivalents balance of $469.8 million as of September 30, 2009, along with cash flows from operations and available credit, will be sufficient to fund operating requirements in future years. During fiscal year 2010, the company expects that cash will continue to be used for capital expenditures, new product development, market expansion, dividend payments, payments related to restructuring plans and, if applicable, acquisitions. In addition, in the first quarter of fiscal year 2010 (through November 23, 2009) the company has purchased 494,131 shares of common stock in the open market for an aggregate purchase price of $13.5 million. The company may continue to purchase additional shares of its common stock in fiscal year 2010 depending on market conditions.

During the fourth quarter of fiscal year 2009, the company purchased 54,339 shares of common stock in the open market for an aggregate purchase price of $1.4 million. At September 30, 2009, the company has authorization remaining to purchase a total of 5,779,879 shares. On November 12, 2006, the board of directors authorized the company to purchase up to 5 million shares of common stock. During the third and fourth quarters of fiscal year 2008, the company purchased 4,165,782 common shares in the open market under this authorization for an aggregate purchase price of $109.5 million. On July 24, 2008, the board of directors authorized the company to purchase an additional 5 million shares of common stock.

In the past, the company has obtained long-term financing as needed to fund acquisitions and other growth opportunities. Funds may be obtained prior to their actual need in order to take advantage of opportunities in the debt markets. The company has a $300 million revolving credit facility which expires November 13, 2011. There were no borrowings outstanding on the revolving credit facility at September 30, 2009 or 2008. The facility may be drawn in U.S. dollars or certain foreign currencies. Under debt covenants, the company has sufficient flexibility to incur additional borrowings as needed. The current facility includes a covenant that limits the company’s ability to purchase its common stock or pay dividends if the cumulative stock repurchases plus cash dividends exceeds $250 million plus 50% of “consolidated net income” (as defined in the credit agreement) commencing January 1, 2007.

The company is in compliance with the covenants and other requirements of its revolving credit agreement. Additionally, the revolving credit agreement does not include credit rating triggers or subjective clauses that would accelerate maturity dates.

The following table is a summary of contractual cash obligations and commitments outstanding by future payment dates at September 30, 2009:

	Payments Due by Period
(In thousands)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt, including capital lease and interest obligations	$214	383	89	—	686
Operating leases (1)	7,361	11,870	3,524	1,065	23,820
Other long-term obligations (2)	9,997	3,440	1,459	21,665	36,561

Total	$17,572	15,693	5,072	22,730	61,067

(1)	In accordance with GAAP, these obligations are not reflected in the accompanying consolidated balance sheets.

(2)	Other long-term obligations principally represent commitments under various deferred compensation arrangements, as well as commitments under the company’s restructuring plans. These obligations are included in accrued expenses and other liabilities in the accompanying consolidated balance sheets. The above amounts do not include additional consideration of up to $29.0 million that may be paid over the next six years based on a percentage of sales of Nexxus branded products in accordance with the Nexxus purchase agreement. The above amounts also do not include the company’s $11.4 million liability for unrecognized tax benefits, as management is unable to reliably estimate the timing of the expected payments for these obligations.

Off-Balance Sheet Financing Arrangements

At September 30, 2009 and 2008, the company had no off-balance sheet financing arrangements other than operating leases incurred in the ordinary course of business as disclosed in note 12 to the consolidated financial statements and outstanding standby letters of credit primarily related to various insurance programs which totaled $14.4 million and $18.9 million, respectively, at September 30, 2009 and 2008. The company does not have significant other unconditional purchase obligations or commercial commitments.

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

Quantitative and Qualitative Disclosures About Market Risk

As a multinational corporation that manufactures and markets products in countries throughout the world, the company is subject to certain market risks including foreign currency fluctuations, interest rates and government actions. The company considers a variety of practices to manage these market risks, including, when deemed appropriate, the use of derivative financial instruments. The company uses derivative financial instruments only for risk management and does not use them for trading or speculative purposes. The company only enters into derivative instruments with highly rated counterparties based in the United States, and does not believe that it has significant counterparty credit risk with regard to its current arrangements.

The company is exposed to potential gains or losses from foreign currency fluctuations affecting net investments and earnings denominated in foreign currencies. The company’s primary exposures are to changes in exchange rates for the U.S. dollar versus the British pound, Canadian dollar, Euro, Australian dollar, Mexican peso, Argentine peso, Chilean peso and South African rand. The company’s various currency exposures at times offset each other providing a natural hedge against currency risk.

Starting in the second quarter of fiscal year 2009, certain of the company’s foreign subsidiaries entered into foreign currency forward contracts in an attempt to minimize the impact of short-term currency fluctuations on the forecasted sales and inventory purchases denominated in currencies other than their functional currencies. These contracts are designated as cash flow hedging instruments in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” As a result, unrealized gains and losses on these contracts are recorded to accumulated other comprehensive income (loss) until the underlying hedged items are recognized through operations. The ineffective portion of a contract’s change in fair value is immediately recognized through operations. At September 30, 2009, the notional amount of these outstanding foreign currency forward contracts in U.S. dollars was $30.2 million and the contracts settle or mature within the next twelve months.

In addition, starting in the second quarter of fiscal year 2009, certain of the company’s foreign subsidiaries entered into a series of foreign currency forward contracts to hedge their net balance sheet exposure for amounts designated in currencies other than their functional currencies. These contracts are not designated as hedging instruments and therefore do not qualify for hedge accounting treatment under FASB ASC Topic 815. As a result, gains and losses on these contracts are recorded directly to the statement of earnings and serve to offset the related exchange gains or losses on the underlying exposures. At September 30, 2009, the notional amount of these outstanding foreign currency forward contracts in U.S. dollars was $43.7 million and the contracts settle or mature within the next two months.

The foreign currency relationships covered by these foreign currency forward contracts are principally the British pound and Euro, the British pound and Swedish krona, the Mexican peso and U.S. dollar, the Canadian dollar and the U.S. dollar and the Chilean peso and U.S. dollar.

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

The company considers combinations of fixed rate and variable rate debt, along with varying maturities, in its management of interest rate risk. At September 30, 2009, the company had no long-term debt outstanding other than capital lease obligations.

The company has occasionally used interest rate swaps to manage interest rate risk on debt securities. These instruments allow the company to exchange fixed rate debt into variable rate or variable rate debt into fixed rate. Interest rate differentials paid or received on these arrangements are recognized as adjustments to interest expense over the life of the agreement. At September 30, 2009, the company had no interest rate swaps outstanding.

The company is exposed to credit risk on certain assets, primarily cash equivalents, investments and accounts receivable. The credit risk associated with cash equivalents and investments is mitigated by the company’s policy of investing in a diversified portfolio of securities with high credit ratings. The company’s investments in ARS are discussed further in the “Overview—Auction Rate Securities” section of MD&A.

The company provides credit to customers in the ordinary course of business and performs ongoing credit evaluations. The company’s exposure to concentrations of credit risk with respect to trade receivables is mitigated by the company’s broad customer base. The company’s largest customer, Wal-Mart Stores, Inc. and its affiliated companies, accounted for approximately 25% of net sales during fiscal year 2009 and 24% during fiscal years 2008 and 2007. The company believes its allowance for doubtful accounts is sufficient to cover customer credit risks.

New Accounting Pronouncement

In December, 2007, the FASB issued new accounting guidance on business combinations. The new guidance, which is included in FASB ASC Topic 805 “Business Combinations,” significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies and transaction costs. In addition, FASB ASC Topic 805 also requires certain financial statement disclosures to enable users to evaluate and understand the nature and financial effects of the business combination. The new provisions of FASB ASC Topic 805 are effective for fiscal years beginning after December 15, 2008 and earlier application is prohibited. Accordingly, the company will apply these new provisions prospectively to business combinations that are consummated beginning in the first quarter of fiscal year 2010.

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

Sales Incentives—Sales incentives primarily include consumer coupons and trade promotion activities such as advertising allowances, off-shelf displays, customer specific coupons, new item distribution allowances, and temporary price reductions. The company records accruals for sales incentives based on estimates of the ultimate cost of each program. The company tracks its commitments for sales incentive programs and, using historical experience, records an accrual at the end of each period for the estimated incurred, but unpaid costs of these programs. Actual costs differing from estimated costs could significantly affect these estimates and the related accruals. For example, if the company’s estimate of incurred, but unpaid costs was to change by 10%, the impact to the sales incentive accrual as of September 30, 2009 would be approximately $4.5 million.

Allowance for Doubtful Accounts—The allowance for doubtful accounts requires management to estimate future collections of trade accounts receivable. Management records allowances for doubtful accounts based on historical collection statistics and current customer credit information. These estimates could be significantly affected as a result of actual collections differing from historical statistics or changes in a customer’s credit status. As of September 30, 2009, the company’s allowance for doubtful accounts was $2.0 million.

Valuation of Inventories—When necessary, the company provides allowances to adjust the carrying value of inventories to the lower of cost or market, including costs to sell or dispose. Estimates of the future demand for the company’s products, anticipated product re-launches, changes in formulas and packaging and reductions in stock-keeping units are among the factors used by management in assessing the net realizable value of inventories. Actual results differing from these estimates could significantly affect the company’s inventories and cost of products sold. As of September 30, 2009, the company’s inventory allowances were $8.9 million.

Income Taxes—The company records tax provisions in its consolidated financial statements based on an estimation of current income tax liabilities. The development of these provisions requires judgments about tax issues, potential outcomes and timing.

The company’s liability for unrecognized tax benefits at September 30, 2009 was $11.4 million, of which $5.8 million represented tax benefits that, if recognized, would favorably impact the effective tax rates for either continuing or discontinued operations.

The company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of the income tax provision in the consolidated statements of earnings. At September 30, 2009, the company’s long-term income tax liabilities include accrued interest and penalties of $1.5 million. The total amount of interest and penalties recognized in the consolidated statement of earnings for fiscal year 2009 was $272,000.

The company files a consolidated U.S. federal income tax return, as well as income tax returns in various states and foreign jurisdictions. With some exceptions, the company is no longer subject to examinations by tax authorities in the United States for fiscal years ending before 2006 and in its major international markets for fiscal years ending before 2002.

In the next twelve months, the company’s effective tax rate and the amount of unrecognized tax benefits could be affected positively or negatively by the resolution of ongoing tax audits and the expiration of certain statutes of limitations. The company is unable to project the potential range of tax impacts at this time.

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

Stock-Based Compensation—The company recognizes compensation expense for stock options on a straight-line basis over the vesting period or to the date a participant becomes eligible for retirement, if earlier. The company recorded stock option expense in fiscal year 2009 of $7.8 million related to continuing operations. At September 30, 2009, the company had $11.2 million of unrecognized compensation cost related to stock options that will be recorded over a weighted average period of 2.3 years. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Year Ended September 30, 2009
Expected life	3.5 - 4 years
Expected volatility	30.8%
Risk-free interest rate	1.4% - 2.5%
Dividend yield	1.0%

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

The weighted average grant date fair value of stock options granted to employees in fiscal year 2009 was $6.87. A one year increase in the expected life assumption would result in a higher weighted average fair value by approximately 11% for fiscal year 2009. A 1% increase in the expected volatility assumption would result in a higher weighted average fair value by approximately 3% for fiscal year 2009.

In addition, the company records stock option expense based on an estimate of the total number of stock options expected to vest, which requires the company to estimate future forfeitures. The company uses historical forfeiture experience as a basis for this estimate. Actual forfeitures differing from these estimates could significantly affect the timing of the recognition of stock option expense. During fiscal year 2009, the company has not recorded significant adjustments to stock option expense as a result of adjustments to estimated forfeiture rates.

Goodwill Impairment—In accordance with FASB ASC Topic 350, “Intangibles—Goodwill and Other,” the company’s goodwill is tested for impairment annually or more frequently if significant events or changes indicate possible impairment. The company’s policy is to perform the annual goodwill impairment analysis during the second quarter of each fiscal year. Goodwill is evaluated using a two-step impairment test for each of the company’s reporting units, as defined in FASB ASC Topic 350. The first step compares the carrying value of a reporting unit, including goodwill, with its fair value, which is generally estimated based on the company’s best estimate of the present value of expected future cash flows. If the carrying value of a reporting unit exceeds its estimated fair value, the company would be required to complete the second step of the analysis. This step requires management to allocate the estimated fair value of the reporting unit to all of the assets and liabilities other than goodwill in order to determine an implied fair value of the reporting unit’s goodwill. The amount of impairment loss to be recorded, if any, would be equal to the excess of the carrying value of the goodwill over its implied fair value.

The determination of the fair value of the company’s reporting units requires management to consider changes in economic conditions and other factors to make assumptions regarding estimated future cash flows and long-term growth rates. These assumptions are highly subjective judgments based on the company’s experience and knowledge of its operations, are based on the best available market information and are consistent with the company’s internal forecasts and operating plans. These estimates can be significantly impacted by many factors including competition, changes in U.S. or global economic conditions, increasing operating costs and inflation rates and other factors discussed in the “Forward—Looking Statements” and “Risk Factors” sections of this Annual Report on Form 10-K. If the company’s estimates or underlying assumptions change in the future, the company may be required to record goodwill impairment charges.

The company’s annual goodwill impairment analysis completed in the second quarter of fiscal year 2009 resulted in no impairment. As of September 30, 2009, the company’s total goodwill balance was $224.3 million.

Reconciliation of Non-GAAP Financial Measures

A reconciliation of “organic sales growth” to its most directly comparable financial measure under GAAP for the fiscal years ended September 30, 2009 and 2008 is as follows:

	2009	2008
Net sales growth (decline), as reported	(0.7)%	9.7%
Effect of foreign currency fluctuations	8.1	(1.0)
Effect of acquisition	(2.5)	—
Effect of divestiture	0.1	—

Organic sales growth	5.0%	8.7%

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required for this Item is included in the section entitled “Quantitative and Qualitative Disclosures About Market Risk,” included within Item 7 of this Annual Report on Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Earnings

Alberto Culver Company & Subsidiaries

	Year ended September 30,
(In thousands, except per share data)	2009	2008	2007
Net sales	$1,433,980	1,443,456	1,315,449
Cost of products sold	698,778	686,175	642,172

Gross profit	735,202	757,281	673,277
Advertising, marketing, selling and administrative expenses	545,261	584,875	543,314
Restructuring and other (note 4)	6,776	11,185	33,099

Operating earnings	183,165	161,221	96,864
Interest income, net of interest expense of $660 in 2009, $5,394 in 2008 and $8,381 in 2007	(2,673)	(9,586)	(3,918)

Earnings from continuing operations before provision for income taxes	185,838	170,807	100,782
Provision for income taxes	68,005	64,768	28,218

Earnings from continuing operations	117,833	106,039	72,564
Discontinued operations (note 3):
Earnings from discontinued businesses, net of income taxes	812	11,368	5,700
Gain on the sale of Cederroth, net of income taxes	729	110,747	—

Earnings from discontinued operations, net of income taxes	1,541	122,115	5,700

Net earnings	$119,374	228,154	78,264

Basic earnings per share:
Continuing operations	$1.21	1.08	.76
Discontinued operations	0.01	1.24	.06

Total	$1.22	2.32	.82

Diluted earnings per share:
Continuing operations	$1.19	1.05	.74
Discontinued operations	0.01	1.22	.06

Total	$1.20	2.27	.80

Weighted average shares outstanding:
Basic	97,670	98,424	95,896
Diluted	99,108	100,644	98,358

Cash dividends per share, including the $25.00 special cash dividend paid in connection with the Separation in 2007	$.29	.25	25.165

See accompanying notes to the consolidated financial statements.

Consolidated Balance Sheets

Alberto Culver Company & Subsidiaries

	September 30,
(In thousands, except share data)	2009	2008
Assets
Current assets:
Cash and cash equivalents	$469,775	445,332
Short-term investments	—	8,398
Receivables, less allowance for doubtful accounts of $2,000 at September 30, 2009 and $2,770 at September 30, 2008	228,979	244,316
Inventories:
Raw materials	33,593	42,119
Work-in-process	4,422	3,434
Finished goods	88,762	103,959

Total inventories	126,777	149,512
Other current assets	12,688	12,958
Income taxes	27,409	22,974

Total current assets	865,628	883,490
Property, plant and equipment:
Land	19,419	19,369
Buildings and leasehold improvements	117,727	113,387
Machinery and equipment	310,687	291,213

Total property, plant and equipment	447,833	423,969
Accumulated depreciation	197,922	202,302

Property, plant and equipment, net	249,911	221,667
Goodwill	224,263	159,218
Trade names	89,692	74,797
Long-term investments	58,412	57,443
Other assets	70,108	70,685

Total assets	$1,558,014	1,467,300

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$175	184
Accounts payable	150,097	147,467
Accrued expenses	120,791	119,574
Income taxes	4,761	17,885

Total current liabilities	275,824	285,110
Long-term debt	429	683
Income taxes	30,874	19,084
Other liabilities	49,465	46,092

Total liabilities	356,592	350,969
Stock options subject to redemption	4,776	5,725
Stockholders’ equity:
Preferred stock, par value $.01 per share, authorized 50,000,000 shares, none issued	—	—
Common stock, par value $.01 per share, authorized 300,000,000 shares, issued 98,261,825 at September 30, 2009 and 97,862,634 at September 30, 2008	983	979
Additional paid-in capital	461,906	444,272
Retained earnings	792,196	702,375
Accumulated other comprehensive loss	(58,439)	(37,020)

Total stockholders’ equity	1,196,646	1,110,606

Total liabilities and stockholders’ equity	$1,558,014	1,467,300

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Cash Flows

Alberto Culver Company & Subsidiaries

	Year ended September 30,
(In thousands)	2009	2008	2007
Cash Flows from Operating Activities:
Net earnings	$119,374	228,154	78,264
Less: Earnings from discontinued operations	1,541	122,115	5,700

Earnings from continuing operations	117,833	106,039	72,564
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation	23,241	22,498	24,985
Amortization of other assets and unearned compensation	4,605	3,382	2,752
Restructuring and other - non-cash charges (note 4)	3,589	6,589	13,238
Restructuring and other - gain on sale of assets (note 4)	(73)	(1,808)	(5,894)
Stock option expense	7,762	4,581	3,547
Deferred income taxes	21,327	5,985	(20,945)
Cash effects of changes in:
Receivables, net	3,314	(13,991)	(23,161)
Inventories	14,896	279	3,751
Other current assets	(289)	(3,533)	(806)
Accounts payable and accrued expenses	23,876	28,397	14,828
Income taxes	(16,809)	18,688	9,851
Other assets	1,936	(3,816)	(1,672)
Other liabilities	2,922	(2,388)	(4,234)

Net cash provided by operating activities	208,130	170,902	88,804

Cash Flows from Investing Activities:
Proceeds from sales of investments	8,500	409,555	661,766
Payments for purchases of investments	—	(223,755)	(817,881)
Capital expenditures	(65,241)	(64,059)	(53,806)
Payments for purchased businesses	(98,160)	(7,050)	(6,287)
Proceeds from sold businesses, net	2,888	234,310	—
Proceeds from disposals of assets	1,097	10,988	28,210

Net cash provided (used) by investing activities	(150,916)	359,989	(187,998)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	—	685	201
Repayments of long-term debt	(157)	(120,265)	(269)
Change in book cash overdraft	(1,305)	(852)	(967)
Proceeds from exercises of stock options	3,907	60,480	70,902
Excess tax benefit from stock option exercises	491	10,798	9,485
Cash dividends paid	(28,452)	(24,797)	(16,049)
Stock purchased (note 8)	(1,850)	(109,496)	(884)

Net cash provided (used) by financing activities	(27,366)	(183,447)	62,419

Effect of foreign exchange rate changes on cash and cash equivalents	(5,405)	(6,683)	8,165

Net cash provided (used) by continuing operations	24,443	340,761	(28,610)

Consolidated Statements of Cash Flows (continued)

Alberto Culver Company & Subsidiaries

(In thousands)	2009	2008	2007
Discontinued Operations (note 3):
Net cash provided by operating activities of discontinued operations	—	15,057	6,331
Net cash used by investing activities of discontinued operations	—	(2,196)	(74,061)
Net cash used by financing activities of discontinued operations-special cash dividend paid in connection with the Separation	—	—	(2,342,188)
Net cash provided (used) by financing activities of discontinued operations-other	—	(922)	2,324,822
Effect of exchange rate changes on cash and cash equivalents of discontinued operations	—	(430)	303

Net cash provided (used) by discontinued operations	—	11,509	(84,793)

Net increase (decrease) in cash and cash equivalents	24,443	352,270	(113,403)
Cash and cash equivalents at beginning of year, including cash and cash equivalents of discontinued operations	445,332	93,062	206,465

Cash and cash equivalents at end of year, including cash and cash equivalents of discontinued operations	$469,775	445,332	93,062

Supplemental Cash Flow Information (Including Discontinued Operations):
Cash paid for:
Interest	$565	7,360	8,119
Income taxes	$58,837	30,574	69,305

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

Alberto Culver Company & Subsidiaries

	Number of Shares		Dollars
(In thousands)	Common Stock Issued	Treasury Stock	Common Stock Issued	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance at September 30, 2006	98,470	(5,231)	$21,663	$340,594	$1,467,224	$3,035	$(102,735)	$1,729,781

Comprehensive income:
Net earnings					78,264			78,264
Foreign currency translation						22,022		22,022
Reclassification adjustment due to the recognition in net earnings of foreign currency translation loss in connection with the liquidation of a foreign legal entity						1,355		1,355
Minimum pension liability, net of income taxes of $716						(1,546)		(1,546)

Total								100,095
Cash dividends					(16,049)			(16,049)
Stock options exercised	4,090	444	41	71,609			8,737	80,387
Restricted stock activity	266		3	1,034				1,037
Stock purchased		(17)		(8)			(876)	(884)
Stock option expense				4,029				4,029
Reclassification of stock options subject to redemption				18,741				18,741
Other	14	21		931		(912)	415	434
Changes in connection with the Separation:
Retirement of treasury stock	(4,783)	4,783	(1,052)	(93,407)			94,459	—
Change in par value			(19,674)	19,674				—
Sally separation					1,397,892	(17,086)		1,380,806
Special cash dividend paid					(2,342,188)			(2,342,188)
Acceleration of vesting of stock options and restricted shares				17,175				17,175

Balance at September 30, 2007	98,057	—	981	380,372	585,143	6,868	—	973,364

Comprehensive income:
Net earnings					228,154			228,154
Foreign currency translation						(2,794)		(2,794)
Reclassification adjustment due to the recognition in net earnings of foreign currency translation gains in connection with the liquidation of foreign legal entities						(38,379)		(38,379)
Change in pension liability, net of income taxes of $489						1,244		1,244
Unrealized loss on investments						(3,959)		(3,959)

Total								184,266
Cash dividends					(24,797)			(24,797)
Stock options exercised	3,856		39	71,239				71,278
Restricted stock activity	106		1	1,906				1,907
Stock purchased	(4,167)		(42)	(18,984)	(90,470)			(109,496)
Stock option expense, including $119 capitalized				4,759				4,759
Reclassification of stock options subject to redemption				4,682				4,682
Other	11			298	4,345			4,643

Balance at September 30, 2008	97,863	—	979	444,272	702,375	(37,020)	—	1,110,606

Consolidated Statements of Stockholders’ Equity (continued)

Alberto Culver Company & Subsidiaries

	Number of Shares		Dollars
(In thousands)	Common Stock Issued	Treasury Stock	Common Stock Issued	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance at September 30, 2008	97,863	—	979	444,272	702,375	(37,020)	—	1,110,606

Comprehensive income:
Net earnings					119,374			119,374
Foreign currency translation						(16,714)		(16,714)
Reclassification adjustment due to the recognition in net earnings of foreign currency translation gains in connection with the liquidation of foreign legal entities						(1,225)		(1,225)
Change in pension liability, net of income taxes of $1,672						(3,106)		(3,106)
Change in unrealized loss on investments						1,071		1,071
Cash flow hedging activity, net of income taxes of $562						(1,445)		(1,445)

Total								97,955
Cash dividends					(28,452)			(28,452)
Stock options exercised	271		3	4,395				4,398
Restricted stock activity	100		1	2,737				2,738
Stock purchased	(54)		(1)	(748)	(1,101)			(1,850)
Stock option expense, including $224 capitalized				7,986				7,986
Reclassification of stock options subject to redemption				949				949
Other	82		1	2,315				2,316

Balance at September 30, 2009	98,262	—	$983	$461,906	$792,196	$(58,439)	$—	$1,196,646

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

Prior to July 31, 2008, the company also owned and operated the Cederroth International (Cederroth) business which manufactured, marketed and distributed beauty, health care and household products throughout Scandinavia and in certain other parts of Europe. As more fully described in note 3, on July 31, 2008 the company sold its Cederroth business to CapMan, a Nordic based private equity firm. Pursuant to the transaction agreement, a company managed by CapMan purchased all of the issued and outstanding shares of Cederroth International AB, which owns the various Cederroth operating companies.

In accordance with the provisions of the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) Subtopic 205-20, “Discontinued Operations,” the results of operations and cash flows related to the Cederroth business are reported as discontinued operations for all periods presented.

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

Notwithstanding the legal form of the November 16, 2006 transactions, because of the substance of the transactions, New Alberto Culver was considered the divesting entity and treated as the “accounting successor” to the company, and New Sally was considered the “accounting spinnee” for financial reporting purposes.

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

In accordance with the provisions of FASB ASC Subtopic 205-20, the results of operations and cash flows related to Sally Holdings’ beauty supply distribution business are reported as discontinued operations for all periods presented.

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

The company evaluated events subsequent to the balance sheet date through the time of filing this Annual Report on Form 10-K on November 24, 2009. See note 4 for a disclosure regarding the company’s commitment in November 2009 to a restructuring plan primarily related to ceasing all manufacturing activities at its facility in Chatsworth, California. Management is not aware of any other subsequent events that would have a material impact on the company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a Replacement of FASB Statement No. 162.” SFAS No. 168 establishes the FASB Accounting Standards Codification™ (the Codification) as the sole source of authoritative accounting principles recognized by the FASB. The Codification is effective for interim and annual periods ending after September 15, 2009; therefore, all references to GAAP literature in this Annual Report on Form 10-K have been updated to reflect the new Codification numbering system.

(2)	Summary of Significant Accounting Policies

Financial Instruments

Highly liquid investments with an original maturity of three months or less at the time of purchase are considered to be cash equivalents. These investments are stated at cost which approximates market value.

The carrying amounts of accounts receivable and accounts payable approximate fair value due to the short maturities of these financial instruments. The carrying amount of long-term debt, including current maturities, also approximates fair value at September 30, 2009.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded for the value of sales to customers and do not bear interest. The receivables are stated net of the allowance for doubtful accounts and other allowances such as estimated cash discounts. In the consolidated statements of earnings, bad debt expense is included in advertising, marketing, selling and administrative expenses and changes in other allowances are included as components of net sales. Trade accounts receivable were $222.6 million and $236.3 million at September 30, 2009 and 2008, respectively.

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

Property, Plant and Equipment

Property, plant and equipment are carried at cost. Depreciation is recorded primarily on the straight-line method over the estimated useful lives of the respective classes of assets. Buildings and building improvements are depreciated over periods of 20 to 40 years. Leasehold improvements are depreciated over the shorter of the estimated useful lives of the assets or the terms of the related leases. The depreciation of machinery and equipment is over periods of 2 to 15 years. The company capitalizes certain costs related to the design and implementation of software developed for internal use and generally depreciates these costs over 10 years. Expenditures for maintenance and repairs are expensed as incurred. Upon the occurrence of significant events or changes affecting property, plant and equipment, the company assesses the recoverability of the carrying amounts in order to determine if an impairment may exist.

Goodwill and Trade Names

In accordance with FASB ASC Topic 350, “Intangibles—Goodwill and Other,” the company determined that its trade names have indefinite lives. Goodwill and trade names are tested for impairment annually or more frequently if significant events or changes indicate possible impairment. For goodwill impairment testing purposes, the fair values of reporting units are estimated based on the company’s best estimate of the present value of expected future cash flows and are compared with the corresponding carrying value of the reporting unit, including goodwill. For trade name impairment testing purposes, the fair values are estimated using a valuation model that incorporates the company’s best estimate of expected future sales and are compared with the corresponding carrying value of the trade name.

The changes in the carrying amounts of goodwill by reportable segment for the fiscal years ended September 30, 2009 and 2008 are as follows:

(In thousands)	United States	International	Total
Balance at September 30, 2007	$127,310	25,473	152,783

Additions	6,870	—	6,870
Foreign currency translation	—	(435)	(435)

Balance at September 30, 2008	134,180	25,038	159,218

Additions	61,110	9,401	70,511
Disposal	—	(4,378)	(4,378)
Foreign currency translation	—	(1,088)	(1,088)

Balance at September 30, 2009	$195,290	28,973	224,263

The additions to goodwill in 2009 primarily related to the acquisition of Noxzema in October 2008 which resulted in the recognition of $60.6 million of goodwill in total, allocated between the United States and International reportable segments. In addition, the acquisition of the remaining 49% minority interest in the company’s subsidiary in Chile in April 2009 resulted in the recognition of $2.3 million of goodwill in the International reportable segment. Goodwill in the International reportable segment was reduced by $4.4 million as a result of the company’s sale of its subsidiaries in New Zealand, including the BDM Grange distribution business, in August 2009. Goodwill in the United States also increased $7.6 million for additional consideration related to the acquisition of Nexxus Products Company (Nexxus). In accordance with the Nexxus purchase agreement dated May 18, 2005, additional consideration of up to $55 million may be paid over the ten years following the closing of the acquisition based on a percentage of sales of Nexxus branded products. Such additional consideration is being accrued in the period the company becomes obligated to pay the amounts and is increasing the amount of goodwill resulting from the acquisition. Through fiscal year 2009, the company has paid $25.5 million of additional consideration based on sales of Nexxus products through June 30, 2009. As of September 30, 2009, the company owed $541,000 of additional consideration for the period from July 1, 2009 to September 30, 2009 which is expected to be paid in the fourth quarter of fiscal year 2010.

Indefinite-lived trade names by reportable segment at September 30, 2009 and 2008 are as follows:

(In thousands)	2009	2008
United States	$72,385	58,679
International	17,307	16,118

	$89,692	74,797

The increase in trade names in 2009 is primarily due to the acquisition of Noxzema in October 2008 which resulted in the recognition of a $15.4 million trade name, allocated between the United States and International reportable segments.

Foreign Currency

Foreign currency balance sheet accounts are translated into U.S. dollars at the rates of exchange in effect at the balance sheet date with any translation gains or losses recorded as accumulated other comprehensive income or loss on the balance sheet. Results of operations denominated in foreign currencies are translated using the average exchange rates during the period. Foreign currency transaction gains and losses related to results of operations are included in the consolidated statements of earnings and were not significant in any period presented.

Revenue Recognition

The company recognizes revenue on merchandise shipped to customers when title and risk of loss pass to the customer. Provisions for sales returns and allowances are made in the period the sales are recorded. Sales returns and allowances were approximately 2% of net sales in fiscal years 2009, 2008 and 2007.

Sales Incentives

Sales incentives include consumer coupons and trade promotion activities such as promotional allowances, off-shelf displays, customer specific coupons, new item distribution allowances, listing fees and temporary price reductions. Sales incentives amounted to $211.4 million, $202.1 million and $187.5 million in fiscal years 2009, 2008 and 2007, respectively, and were classified as reductions of net sales in the consolidated statements of earnings.

The company records accruals for sales incentives based on estimates of the ultimate cost of each program. The company tracks its commitments for sales incentive programs and, using historical experience, records an accrual at the end of each period for the estimated incurred, but unpaid cost of these programs.

Shipping and Handling

Shipping and handling costs related to freight and distribution expenses for delivery directly to customers are included in advertising, marketing, selling and administrative expenses in the consolidated statements of earnings and amounted to $66.8 million, $77.8 million and $69.4 million in fiscal years 2009, 2008 and 2007, respectively. All other shipping and handling costs are included in cost of products sold.

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

Advertising and Marketing

Advertising and marketing costs are expensed as incurred and amounted to $239.5 million in 2009, $265.0 million in 2008 and $247.8 million in 2007.

Research and Development

Research and development costs are expensed as incurred and amounted to $15.2 million in 2009, $14.9 million in 2008 and $12.7 million in 2007.

Weighted Average Shares Outstanding

The following table provides information about basic and diluted weighted average shares outstanding:

(In thousands)	2009	2008	2007
Basic weighted average shares outstanding	97,670	98,424	95,896
Effect of dilutive securities:
Assumed exercise of stock options	1,296	2,088	2,408
Assumed vesting of restricted stock	142	132	54

Diluted weighted average shares outstanding	99,108	100,644	98,358

The computations of diluted weighted average shares outstanding exclude 2.8 million shares in fiscal year 2009 and 1.4 million shares in fiscal years 2008 and 2007 since the options were anti-dilutive.

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

The company adopted new accounting guidance related to uncertainty in income taxes effective October 1, 2007. This guidance, which is included in FASB ASC Topic 740, “Income Taxes,” clarifies the recognition threshold and measurement requirements for tax positions taken or expected to be taken in tax returns and provides guidance on the related classification and disclosure. In evaluating its various tax filing positions, the company records tax benefits only if management determines that they are more likely than not to be realized. Adjustments are made to the company’s liability for unrecognized tax benefits in the period in which an issue is settled with the respective tax authorities, the statute of limitations expires for the return containing the tax position or when new information becomes available. The company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of the income tax provision in the consolidated statements of earnings. The liability for unrecognized tax benefits, as well as the related accrued interest and penalties, is included in long-term income tax liabilities on the company’s consolidated balance sheet.

Stock-Based Compensation

The company recognizes compensation expense for stock options and restricted stock on a straight-line basis over the vesting period or to the date a participant becomes eligible for retirement, if earlier.

(3)	Discontinued Operations

The results of discontinued operations, including both Cederroth and Sally Holdings, for the fiscal years ended September 30, 2009, 2008 and 2007 were as follows:

(In thousands)	2009	2008	2007
Net sales	$—	221,332	536,885

Pre-tax earnings from normal operations	$645	19,261	46,559
Transaction expenses, restructuring and other special costs	—	1,484	29,521

Earnings before provision for income taxes	645	17,777	17,038
Provision (benefit) for income taxes	(167)	6,409	11,338

Earnings from discontinued businesses, net of income taxes	812	11,368	5,700

Pre-tax gain (loss) on the sale of Cederroth	(531)	112,557	—
Provision (benefit) for income taxes	(1,260)	1,810	—

Gain on the sale of Cederroth, net of income taxes	729	110,747	—

Earnings from discontinued operations, net of income taxes	$1,541	122,115	5,700

The earnings from discontinued operations, net of income taxes consists of the following amounts related to Cederroth and Sally Holdings:

(In thousands)	2009	2008	2007
Cederroth	$729	117,722	8,663
Sally Holdings	812	4,393	(2,963)

Total earnings from discontinued operations, net of income taxes	$1,541	122,115	5,700

Cederroth International

On May 18, 2008, the company entered into an agreement to sell its Cederroth business to CapMan, a Nordic based private equity firm. Pursuant to the transaction agreement, on July 31, 2008 Cederroth Intressenter AB, a company owned by two funds controlled by CapMan, purchased all of the issued and outstanding shares of Cederroth International AB in exchange for 159.5 million Euros, from Alberto Culver AB, a wholly-owned Swedish subsidiary of the company. The Euros were immediately converted into $243.8 million based on the deal contingent Euro forward contract entered into by the company in connection with the transaction. The purchase price was adjusted in fiscal year 2009, resulting in cash payments of $1.5 million from Alberto Culver AB to CapMan. These adjustments resulted from differences between the final, agreed-upon balances of cash, debt and working capital as of the July 31, 2008 closing date and the estimates assumed in the transaction agreement.

As noted above, the company entered into a deal contingent forward contract to sell the Euros it expected to receive in exchange for U.S. dollars. In connection with the closing of the transaction on July 31, 2008, the company recognized a pre-tax loss of $5.1 million related to the settlement of the forward contract which partially offset the gain on the sale of Cederroth in 2008. Additionally, the company incurred transaction costs (primarily investment banking, legal and other professional service fees) of $8.4 million during fiscal years 2009 and 2008, most of which are not expected to give rise to an income tax benefit. These costs were expensed in the periods incurred and recorded as part of the gain (loss) on the sale of Cederroth.

The results of discontinued operations related to Cederroth for the fiscal years ended September 30, 2009, 2008 and 2007 were as follows:

(In thousands)	2009	2008*	2007
Net sales	$—	221,332	226,132

Pre-tax earnings from normal operations	$—	11,938	13,726
Restructuring and other special costs**	—	1,484	1,546

Earnings before provision for income taxes	—	10,454	12,180
Provision for income taxes	—	3,479	3,517

Earnings from discontinued business, net of income taxes	—	6,975	8,663

Pre-tax gain (loss) on the sale of Cederroth	(531)	112,557	—
Provision (benefit) for income taxes	(1,260)	1,810	—

Gain on the sale of Cederroth, net of income taxes	729	110,747	—

Earnings from discontinued operations, net of income taxes	$729	117,722	8,663

*	Includes results through July 31, 2008.
**	The 2008 amount reflects special charges incurred in connection with the sale transaction, primarily related to compensation for key employees of the Cederroth business. The 2007 amount was previously classified as “restructuring and other” in the consolidated statement of earnings. This amount includes $731,000 of severance and other exit costs related to the company’s reorganization following the Separation and an $815,000 non-cash charge related to the acceleration of vesting of stock options and restricted shares that occurred in connection with the Separation (as more fully described in the Sally Holdings, Inc. section below). This charge reflects the amount of future compensation expense as of November 16, 2006, the closing date of the Separation, that would have been recognized in subsequent periods as the stock options and restricted shares for Cederroth employees vested over the original vesting periods.

Sally Holdings, Inc.

On June 19, 2006, the company announced a plan to split Sally Holdings from the consumer products business. Pursuant to an Investment Agreement, on November 16, 2006:

•

The company separated into two publicly-traded companies: New Alberto Culver, which owns and operates the consumer products business, and New Sally, which owns and operates Sally Holdings’ beauty supply distribution business;

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

In accordance with the Investment Agreement, upon the closing of the Separation, New Sally paid (i) all of Investor’s transaction expenses and a transaction fee in the amount of $30 million to CD&R, (ii) $20 million to the company covering certain of the combined transaction expenses of Sally Holdings and the company and (iii) certain other expenses of the company. The transaction expenses that New Sally paid on behalf of Investor and the transaction fee paid to CD&R, along with other costs incurred by New Sally directly related to its issuance of new equity and debt in connection with the Separation, were capitalized as equity and debt issuance costs on New Sally’s balance sheet. The transaction expenses of the company, including Sally Holdings’ portion, were expensed by the company as incurred through the date of completion of the Separation and are included in discontinued operations. Approximately $18.7 million of transaction expenses were incurred in fiscal year 2007.

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

The results of discontinued operations related to Sally Holdings for the fiscal years ended September 30, 2009, 2008 and 2007 were as follows:

(In thousands)	2009*	2008*	2007**
Net sales	$—	—	310,753

Pre-tax earnings from normal operations	$645	7,323	32,833
Transaction expenses and other special costs***	—	—	27,975

Earnings before provision for income taxes	645	7,323	4,858
Provision (benefit) for income taxes	(167)	2,930	7,821

Earnings (loss) from discontinued operations, net of income taxes	$812	4,393	(2,963)

*	Primarily reflects favorable adjustments to self-insurance reserves for pre-Separation Sally claims retained by the company.
**	Primarily includes results through November 16, 2006, as well as favorable adjustments to self-insurance reserves for pre-Separation Sally claims retained by the company.
***	Includes $18.7 million of transaction expenses, $5.3 million related to the acceleration of vesting of stock options and restricted shares held by Sally Holdings employees and $4.0 million of contractual benefits for the former Chairman of Sally Holdings.

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

(4)	Restructuring and Other

Restructuring and other expenses during the fiscal years ended September 30, 2009, 2008 and 2007 consist of the following:

(In thousands)	2009	2008	2007
Severance and other exit costs	$3,146	6,196	15,825
Impairment and other property, plant and equipment charges	3,552	6,265	500
Gain on sale of assets	(73)	(1,808)	(5,894)
Non-cash charges related to the acceleration of vesting of stock options and restricted shares in connection with the Separation	—	—	11,383
Contractual termination benefits for the former President and Chief Executive Officer in connection with the Separation	—	—	9,888
Non-cash charges for the recognition of foreign currency translation losses in connection with the liquidation of foreign legal entities	37	324	1,355
Legal fees and other expenses incurred to assign the company’s trademarks following the closing of the Separation	114	208	42

	$6,776	11,185	33,099

Severance and Other Exit Costs

In November 2006, the company committed to a plan to terminate employees as part of a reorganization following the Separation. In connection with this reorganization plan, on December 1, 2006 the company announced that it was going to close its manufacturing facility in Dallas, Texas. The company’s worldwide workforce has been reduced by approximately 215 employees as a result of the reorganization plan, including 125 employees from the Dallas, Texas manufacturing facility. Through September 30, 2009, the company has recorded cumulative charges related to this plan of $15.0 million for severance, $254,000 for contract termination costs and $1.4 million for other exit costs.

In October 2007, the company committed to a plan primarily related to the closure of its manufacturing facility in Toronto, Canada. As part of the plan, the company’s workforce has been reduced by approximately 125 employees. Through September 30, 2009, the company has recorded cumulative charges related to this plan of $2.5 million for severance and $425,000 for other exit costs.

In May 2008, the company committed to a plan to close its manufacturing facility, reduce its headcount and relocate to a smaller commercial office in Puerto Rico. As part of the plan, the company’s workforce has been reduced by approximately 100 employees. Through September 30, 2009, the company has recorded cumulative charges related to this plan of $1.7 million for severance, $8,000 for contract termination costs and $1.2 million for other exit costs.

The following table reflects the activity related to the three aforementioned restructuring plans during the fiscal year ended September 30, 2009:

(In thousands)	Liability at September 30, 2008	New Charges & Adjustments		Cash Payments & Other	Liability at September 30, 2009
Severance	$1,008	(126)		(554)	328
Contract termination costs	—	13		(13)	—
Other	551	407		(888)	70

	$1,559	294	*	(1,455)	398

In June 2009, the company committed to a plan primarily related to the downsizing of its manufacturing facility and the consolidation of its warehouse and office facilities in Chatsworth, California. As noted in the “Subsequent Event” section below, in November 2009 the company committed to a plan to cease all manufacturing activities at the Chatsworth facility. As part of the initial downsizing plan, the company’s workforce will be reduced by approximately 160 employees. The following table reflects the activity related to this restructuring plan during the fiscal year ended September 30, 2009:

(In thousands)	Initial Charges		Cash Payments & Other	Liability at September 30, 2009
Severance	$2,107		(144)	1,963
Other	745		(313)	432

	$2,852	*	(457)	2,395

*	The sum of these amounts from the tables above represents the $3.1 million of total charges for severance and other exit costs recorded during fiscal year 2009.

Cash payments related to these plans are expected to be substantially completed by the third quarter of fiscal year 2010.

Impairment and Other Property, Plant and Equipment Charges

During fiscal year 2009, the company recorded fixed asset charges of $3.6 million, primarily related to the write-off of certain manufacturing equipment in connection with the downsizing of the company’s manufacturing facility in Chatsworth, California. During fiscal year 2008, the company recorded total impairment and other fixed asset charges of $6.3 million. This amount includes impairments of $648,000 related to the building and certain manufacturing equipment in connection with the closure of the Dallas, Texas manufacturing facility, $1.3 million related to manufacturing equipment in connection with the closure of the Toronto, Canada manufacturing facility and $1.6 million related to the building and certain manufacturing equipment in connection with the closure of the Puerto Rico manufacturing facility. In each case, the fair value of the assets was determined using prices for similar assets in the respective markets as determined by management using data from external sources. In addition to the impairments, the company recognized $2.8 million of other fixed asset charges related to the closure of the Dallas, Texas, Toronto, Canada and Puerto Rico manufacturing facilities during fiscal year 2008.

Gain on Sale of Assets—Including Related Party Transactions

The company closed on the sale of its manufacturing facility in Puerto Rico on December 19, 2008. The company received net cash proceeds of $722,000 and recognized a pre-tax gain of $73,000 in fiscal year 2009 as a result of the sale. The company closed on the sale of its manufacturing facility in Toronto, Canada on May 30, 2008. The company received net cash proceeds of $7.5 million and recognized a pre-tax gain of $2.0 million in fiscal year 2008 as a result of the sale. The company closed on the sale of its manufacturing facility in Dallas, Texas on March 26, 2008. The company received net cash proceeds of $3.1 million and recognized a pre-tax loss of $226,000 in fiscal year 2008 as a result of the sale.

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

Foreign Currency Translation Loss

The company substantially completed the liquidation of two foreign legal entities in connection with its reorganization plan and is therefore recognizing in restructuring and other expenses the accumulated foreign currency translation losses related to the entities which resulted in charges of $37,000, $324,000 and $1.4 million during fiscal years 2009, 2008, and 2007 respectively.

Trademark Legal Fees and Other Expenses

Due to the series of transactions affecting the company’s legal structure as part of the closing of the Separation, the company completed a process to assign many of its existing trademarks in various countries around the world. In connection with this effort, the company incurred legal fees and other expenses of $114,000, $208,000 and $42,000 in fiscal years 2009, 2008 and 2007, respectively.

Subsequent Event

In November 2009, the company committed to a plan primarily related to ceasing all manufacturing activities at its facility in Chatsworth, California. This plan is in addition to the company’s initial plan to downsize the Chatsworth manufacturing facility, which was announced in June 2009. As part of this new plan, the company’s workforce will be further reduced by approximately 110 employees. The company estimates that additional pre-tax restructuring and other related charges of approximately $8.0 million will be recognized during fiscal year 2010 related to this new plan, with approximately $5.0 million of the additional amount expected to be recognized in the first quarter.

(5)	Fair Value Measurements

The company adopted new accounting guidance related to fair value measurements effective October 1, 2008 for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed on a recurring basis (at least annually). This guidance, which is included in FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements. The adoption did not have a material effect on the company’s consolidated financial statements. As allowed by FASB ASC Topic 820, the company has elected to defer the adoption for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the first quarter of fiscal year 2010.

FASB ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and classifies the inputs used to measure fair value into the following hierarchy:

•	Level 1—Quoted prices for identical instruments in active markets;

•

Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets; and

•	Level 3—Valuations based on inputs that are unobservable, generally utilizing pricing models or other valuation techniques that reflect management’s judgment and estimates.

The following table summarizes the company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009:

(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$432,195	—	—	432,195
Auction rate securities	—	—	58,412	58,412
Other	432	—	—	432

	$432,627	—	58,412	491,039

Liabilities:
Derivative instruments	$—	2,534	—	2,534

	$—	2,534	—	2,534

Cash Equivalents—This amount represents the portion of the company’s cash equivalents invested in institutional money market funds, which are actively traded and have quoted market prices.

Auction Rate Securities—Prior to the second quarter of fiscal year 2008, the company regularly invested in auction rate securities (ARS) which typically are bonds with long-term maturities that have interest rates which reset at intervals of up to 35 days through an auction process. These investments are considered available for sale in accordance with FASB ASC Topic 320, “Debt and Equity Securities.” All of the company’s remaining investments in ARS at September 30, 2009 represent interests in pools of student loans and have AAA/Aaa credit ratings. In addition, all of these securities carry an indirect guarantee by the U.S. federal government of at least 97% of the par value through the Federal Family Education Loan Program (FFELP). Based on these factors and the credit worthiness of the underlying assets, the company does not believe that it has significant principal risk with regard to these investments.

Historically, the periodic auctions for these ARS investments have provided a liquid market for these securities. As a result, the company carried its investments at par value, which approximated fair value, and classified them as short-term in the consolidated balance sheets. Starting in the second quarter of fiscal year 2008, each of the company’s remaining ARS investments has experienced multiple failed auctions, meaning that there have been insufficient bidders to match the supply of securities submitted for sale. During fiscal year 2009, the company did not redeem any ARS investments as a result of successful auctions as all auctions for the company’s remaining ARS investments continued to fail during the period. In addition, the company did not recognize any realized gains or losses from the sale of ARS investments in its statement of earnings. During the fourth quarter of fiscal year 2009, one security matured and the company received the full par value of $8.5 million. The company continues to earn interest on its investments at the maximum contractual rate and continues to collect the interest in accordance with the stated terms of the securities. At September 30, 2009, the company’s outstanding ARS investments carried a weighted average tax exempt interest rate of 0.7%.

At September 30, 2009, the company has ARS investments with a total par value of $61.3 million. The company has recorded these investments on its consolidated balance sheet at an estimated fair value of $58.4 million and recorded an unrealized loss of $2.9 million in accumulated other comprehensive income (loss), reflecting the decline in the estimated fair value. The unrealized loss has been recorded in accumulated other comprehensive income (loss) and not the statement of earnings as the company has concluded at September 30, 2009 that no other-than-temporary impairment losses have occurred because its investments continue to be of high credit quality and the company does not have the intent to sell these investments, nor is it more likely than not that the company will be required to sell these investments until the anticipated recovery in market value occurs. The company will continue to analyze its ARS in future periods for impairment and may be required to record a charge in its statement of earnings in future periods if the decline in fair value is determined to be other-than-temporary. The fair value of these securities has been estimated by management using unobservable input data from external sources. Because there is no active market for these securities, management utilized a discounted cash flow valuation model to estimate the fair value of each individual security, with the key assumptions in the model being the expected holding period for the ARS, the expected coupon rate over the holding period and the required rate of return by market participants (discount rate), adjusted to reflect the current illiquidity in the market. For each of the company’s existing securities, the model calculates an expected periodic coupon rate using regression analysis and a market required rate of return that includes a risk-free interest rate and a credit spread. At September 30, 2009, the estimated required rate of return was adjusted by a spread of 150 basis points to reflect the illiquidity in the market. The model then discounts the expected coupon rate at the adjusted discount rate to arrive at the fair value price. At September 30, 2009, the assumed holding period for the ARS was three years and the weighted average expected coupon rate and adjusted discount rate used in the valuation model were 5.1% and 3.2%, respectively.

All of the company’s outstanding ARS investments have been classified as long-term on the September 30, 2009 balance sheet as the company cannot be certain that they will settle within the next twelve months. The company’s outstanding ARS investments have scheduled maturities ranging from 2029 to 2042. It is management’s intent to hold these investments until the company is able to recover the full par value, either through issuer calls, refinancings or other refunding initiatives, the recovery of the auction market or the emergence of a new secondary market. Management’s assumption used in the current fair value estimates is that this will occur within the next three years.

The following table provides a reconciliation between the beginning and ending balances of the company’s ARS, which are measured at fair value using significant unobservable inputs (Level 3):

(In thousands)	Auction Rate Securities
Balance at September 30, 2008	$65,841
Settlement of one security upon maturity	(8,500)
Unrealized gain included in other comprehensive income	1,071

Balance at September 30, 2009	$58,412

Derivative Instruments—The fair value of the company’s derivative instruments was determined using pricing models, with all significant inputs derived from or corroborated by observable market data such as yield curves, currency spot and forward rates and currency volatilities.

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

Starting in the second quarter of fiscal year 2009, certain of the company’s foreign subsidiaries entered into foreign currency forward contracts in an attempt to minimize the impact of short-term currency fluctuations on forecasted sales and inventory purchases denominated in currencies other than their functional currencies. These contracts are designated as cash flow hedging instruments in accordance with FASB ASC Topic 815. As a result, unrealized gains and losses on these contracts are recorded to accumulated other comprehensive income (loss) until the underlying hedged items are recognized through operations. The ineffective portion of a contract’s change in fair value is immediately recognized through operations. At September 30, 2009, the notional amount of these outstanding foreign currency forward contracts in U.S. dollars was $30.2 million and the contracts settle or mature within the next twelve months. The following table provides information on these foreign currency forward contracts as of and for the fiscal year ended September 30, 2009:

(In thousands)	September 30, 2009		Year Ended September 30, 2009
Fair value of liabilities	$1,944	(1)	—
Amount of pre-tax loss recorded in accumulated other comprehensive income (loss)	2,007		—
Amount of pre-tax gain reclassified from accumulated other comprehensive income (loss) to earnings	—		656	(2)

(1)	Amount included in accrued expenses on the consolidated balance sheet.

(2)	Amounts primarily included in net sales on the consolidated statements of earnings.

The company also recognized an immaterial loss in earnings due to ineffectiveness of these foreign currency forward contracts during the fiscal year ended September 30, 2009. This amount is included in advertising, marketing, selling and administrative expenses on the statement of earnings.

In addition, starting in the second quarter of fiscal year 2009 certain of the company’s foreign subsidiaries entered into a series of foreign currency forward contracts to hedge their net balance sheet exposure for amounts designated in currencies other than their functional currencies. These contracts are not designated as hedging instruments and therefore do not qualify for hedge accounting treatment under FASB ASC Topic 815. As a result, gains and losses on these contracts are recorded directly to the statement of earnings and serve to offset the related exchange gains or losses on the underlying exposures. At September 30, 2009, the notional amount of these outstanding foreign currency forward contracts in U.S. dollars was $43.7 million and the contracts settle or mature within the next two months. The following table provides information on these foreign currency forward contracts as of and for the fiscal year ended September 30, 2009:

(In thousands)	September 30, 2009		Year Ended September 30, 2009
Fair value of liabilities	$590	(1)	—
Amount of pre-tax loss recorded in earnings	—		(742	)(2)

(1)	Amount included in accrued expenses on the consolidated balance sheet.

(2)	Amounts included in advertising, marketing, selling and administrative expenses on the consolidated statements of earnings.

(6)	Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable at September 30, 2009 and 2008 include book cash overdrafts of $9.1 million and $10.4 million, respectively.

Accrued expenses at September 30, 2009 and 2008 consist of the following:

(In thousands)	2009	2008
Compensation and benefits	$41,247	42,860
Advertising and promotions	56,661	53,889
Other	22,883	22,825

	$120,791	119,574

Other long-term liabilities at September 30, 2009 and 2008 consist primarily of obligations related to employee compensation and benefits.

(7)	Financing Arrangements

At September 30, 2009 and 2008, the company had no long-term debt outstanding other than capital lease obligations.

The company has a $300 million revolving credit facility which had no borrowings outstanding at September 30, 2009 or 2008. The facility has an interest rate based on a fixed spread over LIBOR and may be drawn in U.S. dollars or certain foreign currencies. In addition, the facility imposes restrictions on such items as total debt, liens and interest expense. On November 13, 2006, the company amended the revolving credit facility to include a waiver for any covenants that may have been violated as a result of the Separation and extended the facility to November 13, 2011. The amended facility includes a new covenant that limits the company’s ability to purchase its common stock or pay dividends if the cumulative stock repurchases plus cash dividends exceeds $250 million plus 50% of “consolidated net income” (as defined in the credit agreement) commencing January 1, 2007. At September 30, 2009, the company was in compliance with the covenants and other requirements of the $300 million revolving credit facility.

At September 30, 2009 and 2008, the company had no off-balance sheet financing arrangements other than operating leases incurred in the ordinary course of business as disclosed in note 12 and outstanding standby letters of credit primarily related to various insurance programs which totaled $14.4 million and $18.9 million at September 30, 2009 and 2008, respectively.

The company previously had $120 million of 6.375% debentures outstanding with a June 15, 2028 due date. The debentures were subject to repayment, in whole or in part, on June 15, 2008 at the option of the holders. All of the holders exercised their right to sell the debentures back to the company at par. Accordingly, the company repaid the entire outstanding balance in June 2008.

(8)	Stockholders’ Equity

Cash dividends on common stock in fiscal year 2009 were $28.5 million or $.29 per share. Cash dividends on common stock in fiscal year 2008 were $24.8 million or $.25 per share. In connection with the Separation, the company’s shareholders received a $25.00 per share special cash dividend for each share of common stock owned as of November 16, 2006. In addition to the special cash dividend, the company paid cash dividends on common stock of $16.0 million or $.165 per share in fiscal year 2007.

During the fourth quarter of fiscal year 2009, the company purchased 54,339 shares of common stock in the open market for an aggregate purchase price of $1.4 million. At September 30, 2009, the company has authorization remaining to purchase a total of 5,779,879 shares. On November 12, 2006, the board of directors authorized the company to purchase up to 5 million shares of common stock. During the third and fourth quarters of fiscal year 2008, the company purchased 4,165,782 common shares in the open market under this authorization for an aggregate purchase price of $109.5 million. On July 24, 2008, the board of directors authorized the company to purchase an additional 5 million shares of common stock.

During fiscal years 2009, 2008 and 2007, the company acquired $494,000, $40,000 and $884,000, respectively, of common stock surrendered by employees in connection with the payment of withholding taxes as provided under the terms of certain incentive plans. In addition, during fiscal years 2008 and 2007, the company acquired $190,000 and $79,000, respectively, of common stock surrendered by employees to pay the exercise price of stock options. No common stock was surrendered by employees to pay the exercise price of stock options during fiscal year 2009. All shares acquired under these plans are not subject to the company’s stock repurchase program.

All common stock purchased in the open market during fiscal years 2009 and 2008 and all shares acquired through incentive plans subsequent to the Separation are being accounted for using the constructive retirement method, as the company has no intent to reissue the shares. For the common stock purchased in the open market, the excess of the aggregate purchase price over the par value of the shares acquired was allocated between additional paid-in capital and retained earnings.

The accumulated other comprehensive loss balance included in stockholders’ equity at September 30, 2009 and 2008 consists of the following:

(In thousands)	2009	2008
Foreign currency translation	$(49,786)	(31,847)
Pension liability adjustment	(4,320)	(1,214)
Unrealized loss on ARS investments	(2,888)	(3,959)
Unrealized loss on cash flow hedges	(1,445)	—

	$(58,439)	(37,020)

(9)	Stock-Based Compensation

On November 13, 2006, the company adopted two new stock option plans. Under these plans, the company was authorized to issue non-qualified stock options to employees and non-employee directors to purchase a limited number of shares of the company’s common stock at a price not less than the fair market value of the stock on the date of grant. In January 2008, the company’s stockholders approved an amendment to the non-employee director stock option plan to discontinue any future stock option grants to non-employee directors. Generally, options under the plans expire ten years from the date of grant and are exercisable on a cumulative basis in four equal annual increments commencing one year after the date of grant. A total of 20.9 million shares have been authorized to be issued under the plans (including 11.8 million adjusted stock options carried over from Old Alberto Culver), of which 4.2 million shares remain available for future grants as of September 30, 2009. The company used treasury shares for all stock option exercises prior to the closing of the Separation. Following the closing of the Separation, the company has issued new shares upon the exercise of stock options and expects to continue to do so for the foreseeable future.

In fiscal year 2009, the company recorded stock option expense that reduced earnings from continuing operations before provision for income taxes by $7.8 million, provision for income taxes by $2.8 million, earnings from continuing operations by $5.0 million and diluted earnings per share from continuing operations by 5 cents. In fiscal year 2008, the company recorded stock option expense that reduced earnings from continuing operations before provision for income taxes by $4.6 million, provision for income taxes by $1.6 million, earnings from continuing operations by $3.0 million and diluted earnings per share from continuing operations by 3 cents. In fiscal year 2007, the company recorded stock option expense, excluding the one-time charge related to the acceleration of vesting of all outstanding options in connection with the Separation, that reduced earnings from continuing operations before provision for income taxes by $3.5 million, provision for income taxes by $1.2 million, earnings from continuing operations by $2.3 million and diluted earnings per share from continuing operations by 2 cents. The expense amounts recorded in the first quarter of each fiscal year include the immediate expensing of the fair value of stock options granted during the quarter to participants who had already met the definition of retirement under the stock option plans. Stock option expense is included in advertising, marketing, selling and administrative expenses in the consolidated statements of earnings. The company’s consolidated statement of cash flows for fiscal years 2009, 2008 and 2007 reflect $491,000, $10.8 million and $9.5 million, respectively, of excess tax benefits from employee stock option exercises as financing cash inflows from continuing operations.

The weighted average fair value of stock options at the date of grant in fiscal years 2009, 2008 and 2007 was $6.87, $5.62 and $4.70, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2009	2008	2007
Expected life	3.5 - 4 years	3.5 - 4 years	3.5 - 4 years
Expected volatility	30.8%	23.1%	23.1%
Risk-free interest rate	1.4% - 2.5%	2.2% - 4.2%	4.4% - 4.9%
Dividend yield	1.0%	1.0%	1.0%

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

Stock option activity under the company’s plans for fiscal year 2009, including both continuing and discontinued operations, is summarized as follows:

	Number of Options (in thousands)	Weighted Average Option Price	Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at September 30, 2008	7,113	$18.78
Granted	1,748	$27.23
Exercised	(271)	$14.39
Canceled	(114)	$20.13

Outstanding at September 30, 2009	8,476	$20.64	7.1 years	$57,958

Exercisable at September 30, 2009	5,913	$18.57	6.2 years	$52,655

The total fair value of stock options that vested during fiscal years 2009 and 2008 was $7.0 million and $4.0 million, respectively. In fiscal year 2007, the total fair value of stock options that vested was $2.1 million, excluding the acceleration of vesting of all outstanding options in connection with the Separation. In addition, on November 16, 2006 stock options with a total fair value of $14.2 million vested as a result of the Separation. The total intrinsic value of stock options exercised during fiscal years 2009, 2008 and 2007 was $3.0 million, $37.3 million and $41.5 million, respectively. The tax benefit realized from stock options exercised during fiscal years 2009, 2008 and 2007 was $1.0 million, $12.9 million and $13.9 million, respectively. As of September 30, 2009, the company had $11.2 million of unrecognized compensation cost related to stock options that will be recorded over a weighted average period of 2.3 years.

On November 13, 2006, the company adopted a new restricted stock plan, pursuant to which the company was authorized to grant up to 2.5 million restricted shares of common stock to employees. In January 2008, the company’s stockholders approved an amendment to the restricted stock plan which included a reduction in the number of authorized shares under the plan to 1.5 million and added a provision to make automatic grants of restricted shares with a value of approximately $65,000 to each non-employee director on the date of each regular annual meeting of shareholders. The first such grant occurred on January 24, 2008. As of September 30, 2009, approximately 1.0 million shares remain authorized for future issuance under the plan. The restricted shares under this plan meet the definition of “nonvested shares” in FASB ASC Topic 718, “Compensation—Stock Compensation.” The restricted shares generally vest on a cumulative basis in four equal annual installments commencing one or two years after the date of grant.

The amortization expense related to restricted shares during fiscal years 2009, 2008 and 2007 was $2.7 million, $2.0 million and $1.0 million, respectively. The 2007 amount excludes the one-time charge related to the acceleration of vesting of all outstanding restricted shares in connection with the Separation. The 2009 and 2008 amounts include the immediate expensing of the fair value of restricted shares granted during the second quarter of each fiscal year to certain non-employee directors who had already met the service requirement under the restricted stock plan.

Restricted share activity under the plans for fiscal year 2009, including both continuing and discontinued operations, is summarized as follows:

	Number of Shares (in thousands)	Weighted Average Fair Value on Grant Date
Nonvested at September 30, 2008	371	$22.23
Granted	129	$26.63
Vested	(108)	$23.16
Forfeited	(11)	$22.58

Nonvested at September 30, 2009	381	$23.45

As of September 30, 2009, the company had $5.9 million of unearned compensation related to restricted shares that will be amortized to expense over a weighted average period of 2.7 years.

Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 107, “Share-Based Payment,” requires public companies to apply the rules of Accounting Series Release No. 268 (ASR 268), “Presentation in Financial Statements of Redeemable Preferred Stocks,” to stock options with contingent cash settlement provisions. ASR 268 requires securities with contingent cash settlement provisions which are not solely in the control of the issuer, without regard to probability of occurrence, to be classified outside of stockholders’ equity. The company’s stock option plans have a contingent cash settlement provision upon the occurrence of certain change in control events. While the company believes the possibility of occurrence of any change in control event which would trigger such cash settlement provision is remote, the contingent cash settlement of the stock options as a result of such event would not be solely in the control of the company. In accordance with ASR 268, the company has classified $4.8 million as “stock options subject to redemption” outside of stockholders’ equity on its consolidated balance sheet as of September 30, 2009. This amount represents the intrinsic value as of November 5, 2003 of currently outstanding stock options which were modified on that date as a result of the company’s conversion to one class of common stock. This amount will be reclassified into additional paid-in capital in future periods as the related stock options are exercised or canceled.

(10)	Business Segments and Other Information

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

Business Segments

Segment data for the fiscal years ended September 30, 2009, 2008 and 2007 is as follows:

(In thousands)	2009	2008	2007
Net sales:
United States	$916,996	862,975	821,573
International	516,984	580,481	498,084

Total	1,433,980	1,443,456	1,319,657
Eliminations*	—	—	(4,208)

	$1,433,980	1,443,456	1,315,449

Earnings from continuing operations before provision for income taxes:
United States	$151,516	120,216	104,760
International	46,187	56,771	28,750

Segment operating profit	197,703	176,987	133,510
Stock option expense (note 9)	(7,762)	(4,581)	(3,547)
Restructuring and other (note 4)	(6,776)	(11,185)	(33,099)
Net interest income	2,673	9,586	3,918

	$185,838	170,807	100,782

Identifiable assets:
United States	$668,038	554,083	523,883
International	343,414	388,422	359,559

Total	1,011,452	942,505	883,442
Corporate**	546,562	524,795	372,575

Total Continuing Operations	1,558,014	1,467,300	1,256,017
Discontinued Operations	—	—	235,852

	$1,558,014	1,467,300	1,491,869

Depreciation and amortization expense:
United States	$19,180	15,961	16,691
International	8,524	9,610	10,104

Total	27,704	25,571	26,795
Corporate	142	309	942

	$27,846	25,880	27,737

Capital expenditures:
United States	$50,584	46,587	38,704
International	14,657	17,472	15,102

	$65,241	64,059	53,806

*	These amounts primarily reflect sales from the United States reportable segment to Sally prior to the November 16, 2006 closing of the Separation, which are required to be eliminated from net sales of continuing operations.
**	Corporate identifiable assets are primarily cash, cash equivalents and investments.

Supplemental Foreign Information

The company’s net sales and identifiable assets for continuing operations located outside the United States consist of the following for the fiscal years ended September 30, 2009, 2008 and 2007:

(In thousands)	2009	2008	2007
Net sales:
United Kingdom	$143,400	175,122	173,255
Other International	373,584	405,359	324,829

	$516,984	580,481	498,084

Identifiable assets*:
United Kingdom	$147,278	170,548	139,302
Netherlands	222,122	8,024	4,932
Sweden	207	245,329	20
Other International	226,210	247,689	258,338

	$595,817	671,590	402,592

*	The total identifiable assets noted above are greater than the International reportable segment amounts because certain Corporate assets are located outside the United States.

Major Customer Information

The company’s largest customer, Wal-Mart Stores, Inc. and its affiliated companies accounted for approximately 25% of net sales during fiscal year 2009 and 24% during fiscal years 2008 and 2007.

Supplemental Net Sales Information

The following table summarizes net sales for classes of similar products for the fiscal years ended September 30, 2009, 2008 and 2007:

(In thousands)	2009	2008	2007
Net sales:
Beauty Care	$1,349,391	1,358,993	1,239,390
Non-Beauty	84,589	84,463	80,267

Total	1,433,980	1,443,456	1,319,657
Eliminations*	—	—	(4,208)

	$1,433,980	1,443,456	1,315,449

*	These amounts primarily reflect sales of beauty care products to Sally prior to the November 16, 2006 closing of the Separation, which are required to be eliminated from net sales of continuing operations.

(11)	Acquisitions and Divestiture

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

On August 31, 2009, the company sold its New Zealand subsidiaries, including the BDM Grange distribution business, to an investment group led by the local management team in exchange for $6.2 million in cash and a $1.7 million short-term note. The new company will continue to distribute the company’s branded beauty products in New Zealand under a distribution agreement entered into at the time of the sale. As a result of the sale, the company recorded an after-tax loss of $376,000 during fiscal year 2009.

(12)	Lease Commitments

The company’s leases cover certain manufacturing and warehousing properties, office facilities and equipment. Certain of the company’s leases include renewal options and escalation clauses. At September 30, 2009, future minimum payments under non-cancelable operating leases by fiscal year are as follows (in thousands):

2010	$7,361
2011	6,365
2012	5,505
2013	2,932
2014	592
2015 and later	1,065

Total minimum lease payments	$23,820

Total rental expense for operating leases amounted to $11.6 million in 2009, $12.6 million in 2008 and $12.1 million in 2007. Certain leases require the company to pay real estate taxes, insurance, maintenance and special assessments.

(13)	Income Taxes

The provision for income taxes from continuing operations consists of the following:

(In thousands)	2009	2008	2007
Current:
Federal	$21,323	29,305	34,622
Foreign	21,521	25,467	11,091
State	3,834	4,011	3,450

	46,678	58,783	49,163

Deferred:
Federal	19,209	6,339	(16,550)
Foreign	307	(591)	(2,354)
State	1,811	237	(2,041)

	21,327	5,985	(20,945)

	$68,005	64,768	28,218

The difference between the U.S. statutory federal income tax rate and the effective income tax from continuing operations is summarized below:

	2009	2008	2007
U.S. statutory income tax rate	35.0%	35.0%	35.0%
Effect of foreign income taxes	0.5	4.0	(3.8)
State income taxes, net of federal tax benefit	2.1	1.8	1.1
Tax exempt interest income	(0.2)	(1.5)	(2.8)
Other, net	(0.8)	(1.4)	(1.5)

	36.6%	37.9%	28.0%

In fiscal years 2009 and 2008, the “effect of foreign income taxes” was affected by income tax expense of approximately $7.1 million and $11.0 million, respectively, or 3.8 and 6.5 percentage points, respectively, related to local currency gains on U.S. dollar denominated cash equivalents held by Alberto Culver AB in Sweden following the sale of Cederroth. In all three fiscal years, the “effect of foreign income taxes” was affected by reductions in income tax accruals for certain foreign entities following the expiration of various statutes of limitations.

Significant components of the company’s deferred tax assets and liabilities as of September 30, 2009 and 2008 are as follows:

(In thousands)	2009	2008
Deferred tax assets attributable to:
Stock-based compensation	$10,789	8,321
Foreign loss carryforwards*	7,951	6,117
Accrued expenses	18,039	16,206
Long-term liabilities	13,323	10,236
Inventory adjustments	4,125	4,529
Other	181	2,300

Total gross deferred tax assets	54,408	47,709
Valuation allowance**	(9,021)	(6,613)

Net deferred tax assets	45,387	41,096

Deferred tax liabilities attributable to depreciation and amortization	42,017	18,218

Total net deferred tax assets	$3,370	22,878

*	The majority of the company’s foreign loss carryforwards will expire at various dates through 2017, while there are certain jurisdictions that allow losses to be carried forward indefinitely.
**	The company’s valuation allowance has been provided to account for uncertainties regarding the recoverability of certain foreign deferred tax assets including loss carryforwards, as well as certain domestic deferred tax assets primarily related to the unrealized loss on the company’s ARS investments.

Management believes that it is more likely than not that results of future operations will generate sufficient taxable income to realize the net deferred tax assets.

The excess tax benefit realized upon the exercise of stock options is recorded in additional paid-in capital and totaled $491,000, $10.8 million and $9.5 million in fiscal years 2009, 2008 and 2007, respectively.

The following table provides a rollforward of the activity related to unrecognized tax benefits for fiscal years 2009 and 2008, including amounts affecting both continuing and discontinued operations:

(In thousands)	2009	2008
Balance at beginning of year	$12,766	5,451
Gross increases related to tax positions in prior years	1,008	5,660
Gross decreases related to tax positions in prior years	(1,487)	(177)
Gross increases related to tax positions in the current year	290	3,666
Settlements with taxing authorities	(275)	(9)
Expiration of statutes of limitations	(873)	(1,825)

Balance at end of year	$11,429	12,766

At September 30, 2009 and 2008, $5.8 million and $8.2 million, respectively, of the total liability for unrecognized tax benefits represent amounts that, if recognized, would favorably impact the company’s effective tax rates for either continuing or discontinued operations. At September 30, 2009 and 2008, the company’s long-term income tax liabilities include accrued interest and penalties of $1.5 million and $1.8 million, respectively. The total amount of interest and penalties recognized in the consolidated statement of earnings for fiscal years 2009 and 2008 was $272,000 and $383,000, respectively.

The company files a consolidated U.S. federal income tax return, as well as income tax returns in various states and foreign jurisdictions. With some exceptions, the company is no longer subject to examinations by tax authorities in the United States for fiscal years ending before 2006 and in its major international markets for fiscal years ending before 2002.

In the next twelve months, the company’s effective tax rate and the amount of unrecognized tax benefits could be affected positively or negatively by the resolution of ongoing tax audits and the expiration of certain statutes of limitations. The company is unable to project the potential range of tax impacts at this time.

Earnings from continuing operations before provision for income taxes for domestic legal entities were $138.7 million, $116.1 million and $75.2 million in fiscal years 2009, 2008 and 2007, respectively. Earnings from continuing operations before provision for income taxes for foreign legal entities were $47.1 million, $54.7 million and $25.6 million in fiscal years 2009, 2008 and 2007, respectively.

Undistributed earnings of the company’s foreign operations amounting to $334.4 million at September 30, 2009 are intended to remain permanently invested to finance future growth and expansion. Accordingly, no U.S. income taxes have been provided on those earnings at September 30, 2009.

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

(14)	New Accounting Pronouncement

In December, 2007, the FASB issued new accounting guidance on business combinations. The new guidance, which is included in FASB ASC Topic 805 “Business Combinations,” significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies and transaction costs. In addition, FASB ASC Topic 805 also requires certain financial statement disclosures to enable users to evaluate and understand the nature and financial effects of the business combination. The new provisions of FASB ASC Topic 805 are effective for fiscal years beginning after December 15, 2008 and earlier application is prohibited. Accordingly, the company will apply these new provisions prospectively to business combinations that are consummated beginning in the first quarter of fiscal year 2010.

(15)	Quarterly Financial Data (Unaudited)

Unaudited quarterly consolidated statement of earnings information for the fiscal years ended September 30, 2009 and 2008 is summarized below (in thousands, except per share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2009:
Net sales	$352,834	344,332	351,623	385,191
Gross profit	$182,010	173,366	178,480	201,346
Earnings from continuing operations	$31,297	27,830	27,321	31,385
Net earnings	$31,654	28,078	27,979	31,663
Earnings per share from continuing operations:
Basic	$.32	.29	.28	.32
Diluted*	$.32	.28	.28	.32
Net earnings per share:
Basic	$.32	.29	.29	.32
Diluted	$.32	.28	.28	.32
2008:
Net sales	$343,187	349,369	364,913	385,987
Gross profit	$178,467	186,060	193,262	199,492
Earnings from continuing operations	$29,542	26,637	29,685	20,175
Net earnings	$30,907	29,027	21,133	147,087
Earnings per share from continuing operations:
Basic	$.30	.27	.30	.21
Diluted*	$.29	.26	.29	.20
Net earnings per share:
Basic*	$.32	.29	.21	1.51
Diluted*	$.31	.28	.21	1.48

*	The sum of the quarterly per share amounts does not equal the annual per share amounts due to changes in weighted average shares outstanding during the year and rounding.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Alberto-Culver Company:

We have audited the accompanying consolidated balance sheets of Alberto Culver Company and subsidiaries as of September 30, 2009 and 2008, and the related consolidated statements of earnings, cash flows and stockholders’ equity for each of the years in the three-year period ended September 30, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alberto Culver Company and subsidiaries as of September 30, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in note 2 to the consolidated financial statements, the Company changed its method of accounting for uncertainty in income taxes effective October 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Alberto Culver Company’s internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 24, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Chicago, Illinois
November 24, 2009

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, management assessed the effectiveness of the company’s internal control over financial reporting as of September 30, 2009 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the company’s internal control over financial reporting was effective as of September 30, 2009.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2009 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ V. James Marino	/s/ Ralph J. Nicoletti
V. James Marino	Ralph J. Nicoletti
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

November 24, 2009

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Stockholders

Alberto-Culver Company:

We have audited Alberto Culver Company’s (the Company) internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Alberto Culver Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alberto Culver Company and subsidiaries as of September 30, 2009 and 2008, and the related consolidated statements of earnings, cash flows and stockholders’ equity for each of the years in the three-year period ended September 30, 2009, and our report dated November 24, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Chicago, Illinois
November 24, 2009

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM	9A. CONTROLS AND PROCEDURES

(a)	As of the end of the period covered by this Annual Report on Form 10-K, the company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer of the company have concluded that Alberto Culver Company’s disclosure controls and procedures are effective.

(b)	“Management’s Report on Internal Control over Financial Reporting” and KPMG LLP’s “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting” for the year ended September 30, 2009 are included within Item 8 of this Annual Report on Form 10-K.

(c)	There were no changes in the company’s internal control over financial reporting that occurred during the company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required for this Item regarding the directors of the company is incorporated herein by reference to the sections entitled “Election of Directors,” “Meetings and Committees of the Board of Directors” and “Nominations of Directors” in the registrant’s proxy statement for its annual meeting of stockholders on January 28, 2010. Other information required for this Item is incorporated herein by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the registrant’s proxy statement for its annual meeting of stockholders on January 28, 2010.

Executive Officers

Set forth below is information concerning the company’s executive officers. Executive officers of the company and its subsidiaries are elected annually.

Name	Age	Position
Carol L. Bernick	57	Executive Chairman of the Board of Directors
V. James Marino	59	President, Chief Executive Officer and Director
Gina R. Boswell	46	President, Global Brands
Richard J. Hynes	62	President, International
Kenneth C. Keller, Jr.	48	President, United States
Ralph J. Nicoletti	51	Executive Vice President and Chief Financial Officer
Richard S. Mewborn	50	Senior Vice President, Global Operations
Gary P. Schmidt	58	Senior Vice President, General Counsel and Secretary

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

V. James Marino has served as the President and Chief Executive Officer, as well as a director, since November 2006. Mr. Marino served as the President of Alberto Culver Consumer Products Worldwide from October 2004 to November 2006. From 2002 to October 2004, Mr. Marino served as the President of Alberto Personal Care Worldwide, a division of Alberto Culver. Mr. Marino is also a director of Phillips—Van Heusen Corporation.

Gina R. Boswell has served as the President, Global Brands since February 2008. From February 2005 through May 2007, she served as Senior Vice President and Chief Operating Officer—North America for Avon Products, Inc. Ms. Boswell served as Senior Vice President—Corporate Strategy and Business Development for Avon Products, Inc. from 2003 to February 2005. Ms. Boswell is also a director of Manpower, Inc.

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

Ralph J. Nicoletti has served as the Executive Vice President and Chief Financial Officer since August 2009. From February 2007 to August 2009, he served as Senior Vice President and Chief Financial Officer. Prior to that, Mr. Nicoletti served as Senior Vice President of Corporate Audit of Kraft Foods Inc. from March 2006 to February 2007. From 2001 to March 2006, he served as Senior Vice President of Finance for Kraft Foods North America.

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

As required by the NYSE, on February 13, 2009, V. James Marino submitted his annual certification to the NYSE that stated he was not aware of any violation by the company of the NYSE corporate governance listing standards.

ITEM 11.	EXECUTIVE COMPENSATION

Information required for this Item is incorporated herein by reference to the sections entitled “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Director Compensation,” “Potential Payments Upon Termination or Change in Control” and “Compensation Committee Report” in the registrant’s proxy statement for its annual meeting of stockholders on January 28, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required for this Item is incorporated herein by reference to the sections entitled “Equity Compensation Plan Information” and “Security Ownership of Management and Certain Beneficial Owners” in the registrant’s proxy statement for its annual meeting of stockholders on January 28, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required for this Item is incorporated herein by reference to the section entitled “Director Independence” in the registrant’s proxy statement for its annual meeting of stockholders on January 28, 2010. There were no relationships or related transactions to disclose.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required for this Item is incorporated herein by reference to the section entitled “Audit and Related Fees” in the registrant’s proxy statement for its annual meeting of stockholders on January 28, 2010.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

1.	The consolidated financial statements of Alberto Culver Company are included in Item 8 of this Annual Report on Form 10-K.

2.	Financial statement schedules:

Description	Schedule
Valuation and Qualifying Accounts	II

All other schedules are omitted as the information required is not applicable.

3.	Exhibits:

Exhibit Number	Description
2(a)	Copy of Separation Agreement, dated as of June 19, 2006, among New Sally Holdings, Inc., Sally Holdings, Inc., New Aristotle Holdings, Inc. and Alberto-Culver Company (filed as Exhibit 2.01 and incorporated herein by reference to the company’s (Registrant 1-5050) Form 8-K Current Report filed June 22, 2006).

2(b)	Copy of First Amendment to the Separation Agreement, dated as of October 3, 2006, among Alberto-Culver Company, Sally Holdings, Inc., New Sally Holdings, Inc. and New Aristotle Holdings, Inc. (filed as Exhibit 2.01 and incorporated herein by reference to the company’s (Registrant 1-5050) Form 8-K filed on October 6, 2006).

2(c)	Copy of Second Amendment to the Separation Agreement, dated as of October 26, 2006, among Alberto-Culver Company, Sally Holdings, Inc., New Sally Holdings, Inc. and New Aristotle Holdings, Inc. (filed as Exhibit 2.01 and incorporated herein by reference to New Alberto-Culver’s Form 8-K filed on October 27, 2006).

2(d)	Copy of Investment Agreement, dated as of June 19, 2006, among Alberto-Culver Company, New Aristotle Company, Sally Holdings, Inc., New Sally Holdings, Inc. and CDRS Acquisition LLC (filed as Exhibit 2.02 and incorporated herein by reference to the company’s (Registrant 1-5050) Form 8-K Current Report filed June 22, 2006).

2(e)	Copy of First Amendment to the Investment Agreement, dated as of October 3, 2006, among Alberto-Culver Company, New Aristotle Company, Sally Holdings, Inc., New Sally Holdings, Inc. and CDRS Acquisition LLC (filed as Exhibit 2.02 and incorporated herein by reference to the company’s (Exhibit 1-5050) Form 8-K filed on October 6, 2006).

2(f)	Copy of Second Amendment to the Investment Agreement, dated as of October 26, 2006, among Alberto-Culver Company, New Aristotle Company, Sally Holdings, Inc., New Sally Holdings, Inc. and CDRS Acquisition LLC (filed as Exhibit 2.02 and incorporated herein by reference to New Alberto-Culver’s Form 8-K filed on October 27, 2006).

2(g)	Copy of Tax Allocation Agreement, dated as of June 19, 2006, among New Sally Holdings, Inc., Sally Holdings, Inc., New Aristotle Holdings, Inc. and Alberto-Culver Company (filed as Exhibit 10.01 and incorporated herein by reference to the company’s (Registrant 1-5050) Form 8-K Current Report filed June 22, 2006).

Exhibit Number	Description
2(h)	Copy of First Amendment to the Tax Allocation Agreement, dated as of October 3, 2006, among Alberto-Culver Company, New Aristotle Holdings, Inc., New Sally Holdings, Inc. and Sally Holdings, Inc. (filed as Exhibit 10.01 and incorporated herein by reference to the company’s (Registrant 1-5050) Form 8-K filed on October 6, 2006).

2(i)	Copy of Second Amendment to the Tax Allocation Agreement, dated as of October 26, 2006, among Alberto-Culver Company, New Aristotle Holdings, Inc., New Sally Holdings, Inc. and Sally Holdings, Inc. (filed as Exhibit 10.01 and incorporated herein by reference to New Alberto-Culver’s Form 8-K filed on October 27, 2006).

2(j)	Copy of Employee Matters Agreement, dated as of June 19, 2006, among New Sally Holdings, Inc., Sally Holdings, Inc., Alberto-Culver Company and New Aristotle Holdings, Inc.* (filed as Exhibit 10.02 and incorporated herein by reference to the company’s (Exhibit 1-5050) Form 8-K Current Report filed June 22, 2006).

2(k)	Copy of First Amendment to the Employee Matters Agreement, dated as of October 3, 2006, among Alberto-Culver Company, New Aristotle Holdings, Inc., New Sally Holdings, Inc. and Sally Holdings, Inc. (filed as Exhibit 10.02 and incorporated herein by reference to the company’s (Exhibit 1-5050) Form 8-K filed on October 6, 2006).

2(l)	Copy of Second Amendment to the Employee Matters Agreement, dated as of October 26, 2006, among Alberto-Culver Company, New Aristotle Holdings, Inc., New Sally Holdings, Inc. and Sally Holdings, Inc. (filed as Exhibit 10.02 and incorporated herein by reference to New Alberto-Culver’s Form 8-K filed on October 27, 2006).

2(m)	Copy of Share Sale and Purchase Agreement, dated as of May 18, 2008, between Alberto Culver Aktiebolag and Cederroth Intressenter AB (filed as Exhibit 2 and incorporated herein by reference to the company’s Form 8-K Current Report filed on August 6, 2008).

2(n)	Copy of Side Letter, dated as of July 31, 2008, between Alberto Culver Aktiebolag and Cederroth Intressenter AB (filed as Exhibit 2(n) and incorporated herein by reference to the company’s Form 10-K Annual Report for the year ended September 30, 2008).

3(i)	Copy of Amended and Restated Certificate of Incorporation of Alberto-Culver Company (filed as Exhibit 4.1 and incorporated herein by reference to New Alberto-Culver’s Registration Statement on Form S-8 (registration no. 333-138794) filed on November 17, 2006).

3(ii)	Copy of Amended and Restated By-laws of Alberto-Culver Company (filed as Exhibit 4.2 and incorporated herein by reference to New Alberto-Culver’s Registration Statement on Form S-8 (registration no. 333-138794) filed on November 17, 2006).

4	Certain instruments defining the rights of holders of long-term obligations of the registrant and certain of its subsidiaries (the total amount of securities authorized under each of which does not exceed ten percent of the registrant’s consolidated assets) are omitted pursuant to part 4 (iii) (A) of Item 601 (b) of Regulation S-K. The registrant agrees to furnish copies of any such instruments to the Securities and Exchange Commission upon request.

4(a)	Copy of Second Amended and Restated Credit Agreement, dated as of November 13, 2006, among Alberto-Culver Company, New Aristotle Holdings, Inc., Alberto-Culver USA, Inc., Bank of America, N.A., as administrative agent, and the other financial institutions party thereto (filed as Exhibit 4 and incorporated herein by reference to New Alberto-Culver’s Form 8-K filed on November 15, 2006).

10(a)	Copy of Alberto-Culver Company Employee Stock Option Plan of 1988, as amended* (filed as Exhibit 10(c) and incorporated herein by reference to the company’s Form 10-K Annual Report for the year ended September 30, 2006).

Exhibit Number	Description
10(b)	Copy of Alberto-Culver Company Employee Stock Option Plan of 2003, as amended* (filed as Exhibit 10(d) and incorporated herein by reference to the company’s Form 10-K Annual Report for the year ended September 30, 2006).

10(c)	Copy of Alberto-Culver Company 1994 Stock Option Plan for Non-Employee Directors, as amended* (filed as Exhibit 10(g) and incorporated herein by reference to the company’s Form 10-K Annual Report for the year ended September 30, 2006).

10(d)	Copy of Alberto-Culver Company 2003 Stock Option Plan for Non-Employee Directors, as amended on October 26, 2006* (filed as Exhibit 10(h) and incorporated herein by reference to the company’s Form 10-K Annual Report for the year ended September 30, 2006).

10(e)	Copy of Alberto-Culver Company Executive Deferred Compensation Plan, as amended and restated through January 1, 2005* (filed as Exhibit 10(i) and incorporated herein by reference to the company’s Form 10-K Annual Report for the year ended September 30, 2006).

10(f)	Copy of Alberto-Culver Company Deferred Compensation Plan for Non-Employee Directors, as amended* (filed as Exhibit 10(j) and incorporated herein by reference to the company’s Form 10-K Annual Report for the year ended September 30, 2006).

10(g)	Copy of Alberto-Culver Company Management Incentive Plan, as amended on January 24, 2008* (filed as Exhibit 10(c) and incorporated herein by reference to the company’s Form 10-Q Quarterly Report for the quarter ended March 31, 2008).

10(h)	Copy of Alberto-Culver Company 2006 Shareholder Value Incentive Plan, as amended on January 24, 2008* (filed as Exhibit 10(b) and incorporated herein by reference to the company’s Form 10-Q Quarterly Report for the quarter ended March 31, 2008).

10(i)	Copy of Alberto-Culver Company Employee Stock Option Plan of 2006, as amended on September 17, 2008* (filed as Exhibit 10(i) and incorporated herein by reference to the company’s Form 10-K Annual Report for the year ended September 30, 2008).

10(j)	Copy of Alberto-Culver Company 2006 Restricted Stock Plan, as amended on October 22, 2008* (filed as Exhibit 10(j) and incorporated herein by reference to the company’s Form 10-K Annual Report for the year ended September 30, 2008).

10(k)	Copy of 2006 Stock Option Plan for Non-Employee Directors, as amended on October 24, 2007* (filed as Exhibit 10(k) and incorporated herein by reference to the company’s Form 10-K Annual Report for the year ended September 30, 2007).

10(l)	Copy of Alberto-Culver Company Executive Deferred Compensation Plan, as amended on July 22, 2009*.

10(m)	Copy of Alberto-Culver Company Deferred Compensation Plan for Non-Employee Directors, as amended on October 23, 2008* (filed as Exhibit 10(m) and incorporated herein by reference to the company’s Form 10-K Annual Report for the year ended September 30, 2008).

10(n)	Copy of Split Dollar Life Insurance Agreement, dated September 30, 1993, between Alberto-Culver Company and the trustee of the Lavin Survivorship Insurance Trust* (filed as Exhibit 10(e) and incorporated herein by reference to the company’s (Registrant 1-5050) Form 10-K Annual Report for the year ended September 30, 1993).

10(o)	Form of Key Executive Deferred Compensation Agreement between Alberto-Culver Company and certain of its officers, and schedule setting forth the registrant’s executive officers (as defined in Item 402 of Regulation S-K) who are parties to such an agreement and the material terms of each such named executive officer’s agreement* (filed as Exhibit 10(k) and incorporated herein by reference to the company’s (Registrant 1-5050) Form 10-K Annual Report for the year ended September 30, 2003).

Exhibit Number	Description
10(p)	Form of Amendment of Key Executive Deferred Compensation Agreement between Alberto-Culver Company and certain of its officers* (filed as Exhibit 10 and incorporated herein by reference to the company’s (Registrant 1-5050) Form 8-K Current Report filed January 18, 2005).

10(q)	Copy of Employment Agreement between Leonard H. Lavin and Alberto-Culver Company, dated as of October 1, 2009*.

10(r)	Copy of Time Sharing Agreement, dated as of August 21, 2007, between Eighteen, LLC and Alberto-Culver USA, Inc. (filed as Exhibit 10(s) and incorporated herein by reference to the company’s Form 10-K Annual Report for the year ended September 30, 2007).

10(s)	Copy of Severance Agreement, dated as of November 30, 2007, between Alberto-Culver Company and Carol L. Bernick*(filed as Exhibit 10(t) and incorporated herein by reference to the company’s Form 10-K Annual Report for the year ended September 30, 2008).

10(t)	Copy of Severance Agreement, dated as of November 30, 2007, between Alberto-Culver Company and Richard J. Hynes*(filed as Exhibit 10(u) and incorporated herein by reference to the company’s Form 10-K Annual Report for the year ended September 30, 2008).

10(u)	Copy of Severance Agreement, dated as of November 30, 2007, between Alberto-Culver Company and V. James Marino* (filed as Exhibit 10(v) and incorporated herein by reference to the company’s Form 10-K Annual Report for the year ended September 30, 2008).

10(v)	Copy of Severance Agreement, dated as of November 30, 2007, between Alberto-Culver Company and Gary P. Schmidt* (filed as Exhibit 10(w) and incorporated herein by reference to the company’s Form 10-K Annual Report for the year ended September 30, 2008).

10(w)	Copy of Offer Letter, dated as of November 14, 2006, between Alberto-Culver Company and Ralph J. Nicoletti* (filed as Exhibit 10(b) and incorporated herein by reference to the company’s Form 10-Q Quarterly Report for the quarter ended March 31, 2007).

10(x)	Copy of Severance Agreement, dated as of February 27, 2007, between Alberto-Culver Company and Ralph J. Nicoletti* (filed as Exhibit 10(c) and incorporated herein by reference to the company’s Form 10-Q Quarterly Report for the quarter ended March 31, 2007).

10(y)	Copy of Offer Letter, dated as of December 19, 2007, between Alberto-Culver Company and Gina Boswell*.

10(z)	Copy of Severance Agreement, dated as of January 31, 2008, between Alberto-Culver Company and Gina Boswell*.

10(aa)	Copy of Membership Interest Purchase Agreement, dated January 10, 2007, among the Leonard H. Lavin Trust u/a/d 12/18/87, Eighteen, LLC and Alberto-Culver USA, Inc. (filed as Exhibit 10(ee) and incorporated herein by reference to the company’s Form 10-K Annual Report for the year ended September 30, 2007).

10(bb)	Copy of Termination and Repurchase Agreement, dated January 30, 2007, among NJI Sales, Inc., Netjets International, Inc., Netjets Services, Inc. and Alberto-Culver USA, Inc. (filed as Exhibit 10(ff) and incorporated herein by reference to the company’s Form 10-K Annual Report for the year ended September 30, 2007).

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31(a)	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

Exhibit Number	Description
31(b)	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit is a management contract or compensatory plan or arrangement of the registrant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of November, 2009.

ALBERTO CULVER COMPANY

By	/s/ V. James Marino
V. James Marino
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carol L. Bernick Carol L. Bernick	Executive Chairman of the Board and Director	November 24, 2009

/s/ V. James Marino V. James Marino	President, Chief Executive Officer and Director (Principal Executive Officer)	November 24, 2009

/s/ Leonard H. Lavin Leonard H. Lavin	Chairman Emeritus and Director	November 24, 2009

/s/ Ralph J. Nicoletti Ralph J. Nicoletti	Executive Vice President and Chief Financial Officer (Principal Financial & Accounting Officer)	November 24, 2009

/s/ James G. Brocksmith, Jr. James G. Brocksmith, Jr.	Director	November 24, 2009

/s/ Thomas A. Dattilo Thomas A. Dattilo	Director	November 24, 2009

/s/ Jim Edgar Jim Edgar	Director	November 24, 2009

/s/ George L. Fotiades George L. Fotiades	Director	November 24, 2009

/s/ King Harris King Harris	Director	November 24, 2009

/s/ Robert H. Rock Robert H. Rock	Director	November 24, 2009

/s/ Sam J. Susser Sam J. Susser	Director	November 17, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Alberto-Culver Company:

Under date of November 24, 2009, we reported on the consolidated balance sheets of Alberto Culver Company and subsidiaries as of September 30, 2009 and 2008, and the related consolidated statements of earnings, cash flows and stockholders’ equity for each of the years in the three-year period ended September 30, 2009, as contained in the 2009 annual report to stockholders. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in Item 15(a)2 of the annual report on Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the consolidated financial statements, the Company changed its method of accounting for uncertainty in income taxes effective October 1, 2007.

/s/ KPMG LLP
Chicago, Illinois
November 24, 2009

Schedule II

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Valuation and Qualifying Accounts

(In thousands)

	Year Ended September 30,
	2009	2008	2007
Allowance for doubtful accounts:
Balance at beginning of period	$2,770	3,150	2,880
Additions (deductions):
Bad debt expense	293	605	437
Uncollectible accounts written off, net of recoveries	(1,003)	(855)	(221)
Other, including the effect of foreign exchange rates	(60)	(130)	54

Balance at end of period	$2,000	2,770	3,150

Inventory allowances:
Balance at beginning of period	$8,520	14,340	11,216
Additions (deductions):
Charged to expense	7,508	4,926	15,890
Write-offs	(6,361)	(10,239)	(13,409)
Other, including the effect of foreign exchange rates	(731)	(507)	643

Balance at end of period	$8,936	8,520	14,340

The schedule above reflects only continuing operations.