Form 10-Q
period 2009-12-31
Alberto-Culver CO
filed 2010-02-04
CIK 1368457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:

December 31, 2009

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

At December 31, 2009, the company had 98,384,790 shares of common stock outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

Three Months Ended December 31, 2009 and 2008

(in thousands, except per share data)

	(Unaudited)
	2009	2008
Net sales	$362,964	352,834
Cost of products sold	169,222	170,824

Gross profit	193,742	182,010
Advertising, marketing, selling and administrative expenses	128,018	122,394
Transaction expenses (note 10)	6,115	—
Restructuring and other (note 3)	4,209	292

Operating earnings	55,400	59,324
Interest income, net of interest expense of $104 in 2009 and $188 in 2008	(258)	(1,292)

Earnings from continuing operations before provision for income taxes	55,658	60,616
Provision for income taxes	19,023	29,319

Earnings from continuing operations	36,635	31,297
Earnings (loss) from discontinued operations, net of income taxes (note 2)	(42)	357

Net earnings	$36,593	31,654

Basic earnings per share:
Continuing operations	$.37	.32
Discontinued operations	—	—

Total	$.37	.32

Diluted earnings per share:
Continuing operations	$.37	.32
Discontinued operations	—	—

Total	$.37	.32

Weighted average shares outstanding:
Basic	97,809	97,525

Diluted	99,549	98,889

Cash dividends paid per share	$.075	.065

See Notes to Consolidated Financial Statements.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2009 and September 30, 2009

(in thousands, except share data)

	(Unaudited)
	December 31, 2009	September 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$92,840	469,775
Short-term investments	1,000	—
Receivables, less allowance for doubtful accounts ($2,007 at December 31, 2009 and $2,000 at September 30, 2009)	236,034	228,979
Inventories:
Raw materials	41,868	33,593
Work-in-process	6,622	4,422
Finished goods	99,384	88,762

Total inventories	147,874	126,777
Other current assets	18,825	12,688
Income taxes	25,451	27,409

Total current assets	522,024	865,628

Property, plant and equipment at cost, less accumulated depreciation ($205,539 at December 31, 2009 and $197,922 at September 30, 2009)	251,382	249,911
Goodwill	522,843	224,263
Trade names	170,046	89,692
Long-term investments	57,540	58,412
Other assets	87,322	70,108

Total assets	$1,611,157	1,558,014

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$180	175
Accounts payable	126,820	150,097
Accrued expenses	131,883	120,791
Income taxes	15,400	4,761

Total current liabilities	274,283	275,824

Long-term debt	388	429
Income taxes	59,723	30,874
Other liabilities	47,046	49,465

Total liabilities	381,440	356,592

Stock options subject to redemption	4,434	4,776
Stockholders’ equity:
Preferred stock, par value $.01 per share, authorized 50,000,000 shares, none issued	—	—
Common stock, par value $.01 per share, authorized 300,000,000 shares, issued 98,384,790 shares at December 31, 2009 and 98,261,825 shares at September 30, 2009	984	983
Additional paid-in capital	472,402	461,906
Retained earnings	809,322	792,196
Accumulated other comprehensive loss	(57,425)	(58,439)

Total stockholders’ equity	1,225,283	1,196,646

Total liabilities and stockholders’ equity	$1,611,157	1,558,014

See Notes to Consolidated Financial Statements.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Three Months Ended December 31, 2009 and 2008

(in thousands)

	(Unaudited)
	2009	2008
Cash Flows from Operating Activities:

Net earnings	$36,593	31,654
Earnings (loss) from discontinued operations	(42)	357

Earnings from continuing operations	36,635	31,297
Adjustments to reconcile earnings from continuing operations to net cash provided (used) by operating activities:
Depreciation	6,462	5,553
Amortization of other assets	483	399
Restructuring and other – non-cash charges (note 3)	622	61
Restructuring and other – gain on sale of assets (note 3)	—	(125)
Stock-based compensation expense	2,855	3,674
Deferred income taxes	4,557	(1,965)
Cash effects of changes in (excluding acquisitions):
Receivables, net	18,811	(9,510)
Inventories	(12,907)	(19,366)
Other current assets	(4,407)	(3,864)
Accounts payable and accrued expenses	(31,595)	(33,126)
Income taxes	10,201	10,079
Other assets	(259)	(405)
Other liabilities	518	1,264

Net cash provided (used) by operating activities	31,976	(16,034)

Cash Flows from Investing Activities:

Capital expenditures	(8,653)	(15,133)
Payments for purchased businesses, net of cash acquired (note 10)	(384,130)	(83,562)
Payments related to the sale of Cederroth	—	(1,454)
Proceeds from the sale of BDM Grange	478	—
Proceeds from disposals of assets	42	754

Net cash used by investing activities	(392,263)	(99,395)

Cash Flows from Financing Activities:

Repayments of long-term debt	(43)	(42)
Change in book cash overdraft	776	10,888
Proceeds from exercises of stock options	7,755	472
Excess tax benefit from stock option exercises	1,091	19
Cash dividends paid	(7,358)	(6,369)
Stock purchased (note 5)	(15,573)	(334)

Net cash provided (used) by financing activities	(13,352)	4,634

Effect of foreign exchange rate changes on cash and cash equivalents	(3,296)	(8,623)

Net decrease in cash and cash equivalents	(376,935)	(119,418)

Cash and cash equivalents at beginning of period	469,775	445,332

Cash and cash equivalents at end of period	$92,840	325,914

See Notes to Consolidated Financial Statements.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Alberto Culver Company (the company or New Alberto Culver) develops, manufactures, distributes and markets beauty care products as well as food and household products in the United States and more than 100 other countries. The company is organized into two reportable business segments - United States and International.

The consolidated financial statements of the company contained in this report have not been audited by the company’s independent registered public accounting firm; however, the balance sheet information presented at September 30, 2009 has been derived from the company’s audited 2009 financial statements. In the opinion of the company, the consolidated financial statements reflect all adjustments, which include only normal recurring adjustments except as described in note 3 below, necessary to present fairly the data contained therein. The results of operations for the periods presented are not necessarily indicative of results for a full year. Unless otherwise noted, all disclosures in the notes accompanying the consolidated financial statements reflect only continuing operations. Certain amounts for the prior year have been reclassified to conform to the current year’s presentation.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in the financial statements. Actual results may differ from those estimates. Management believes these estimates and assumptions are reasonable.

The company evaluated events subsequent to the balance sheet date through the time of filing this Quarterly Report on Form 10-Q on February 4, 2010. Management is not aware of any subsequent events that would have a material impact on the company’s consolidated financial statements for the first quarter of fiscal year 2010. See note 12 for a disclosure regarding the company’s Soft & Beautiful relaxer kits.

The statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

(2)	DISCONTINUED OPERATIONS

The results of discontinued operations, including both Cederroth International (Cederroth) and Sally Holdings, Inc. (Sally Holdings), for the three months ended December 31, 2009 and 2008 were as follows (in thousands):

	Three Months Ended December 31
	2009	2008
Earnings (loss) before provision for income taxes	$(67)	438
Provision (benefit) for income taxes	(25)	162

Earnings (loss) from discontinued businesses, net of income taxes	(42)	276

Gain on the sale of Cederroth	—	81

Earnings (loss) from discontinued operations, net of income taxes	$(42)	357

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Cederroth International

Prior to July 31, 2008, the company owned and operated the Cederroth business which manufactured, marketed and distributed beauty, health care and household products throughout Scandinavia and in certain other parts of Europe.

On May 18, 2008, the company entered into an agreement to sell its Cederroth business to CapMan, a Nordic based private equity firm. Pursuant to the transaction agreement, on July 31, 2008 Cederroth Intressenter AB, a company owned by two funds controlled by CapMan, purchased all of the issued and outstanding shares of Cederroth International AB, which owns the various Cederroth operating companies, in exchange for 159.5 million Euros, from Alberto Culver AB, a wholly-owned Swedish subsidiary of the company. The Euros were immediately converted to $243.8 million based on the deal contingent Euro forward contract entered into by the company in connection with the transaction. The purchase price was adjusted in the first and third quarters of fiscal year 2009, resulting in total cash payments of $1.5 million from Alberto Culver AB to CapMan. These adjustments resulted from differences between the final, agreed-upon balances of cash, debt and working capital as of the July 31, 2008 closing date and the estimates assumed in the transaction agreement.

In accordance with the provisions of the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) Subtopic 205-20, “Discontinued Operations,” the results of operations related to the Cederroth business are reported as discontinued operations for all periods presented. During the first quarter of fiscal year 2009, the company recorded an adjustment to the gain on the sale of Cederroth of $81,000.

Sally Holdings, Inc.

Prior to November 16, 2006, the company operated a beauty supply distribution business which included two segments: (1) Sally Beauty Supply, a domestic and international chain of cash-and-carry stores offering professional beauty supplies to both salon professionals and retail consumers, and (2) Beauty Systems Group, a full-service beauty supply distributor offering professional brands directly to salons through its own sales force and professional-only stores in exclusive geographical territories in North America and Europe. These two segments comprised Sally Holdings, a wholly-owned subsidiary of the company. On June 19, 2006, the company announced a plan to split Sally Holdings from the consumer products business. Pursuant to an Investment Agreement, on November 16, 2006:

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

ALBERTO CULVER COMPANY AND SUBSIDIARIES

This separation of the company into New Alberto Culver and New Sally involving Clayton, Dubilier & Rice (CD&R) is hereafter referred to as the “Separation.” In accordance with the provisions of FASB ASC Subtopic 205-20, the results of operations related to Sally Holdings’ beauty supply distribution business are reported as discontinued operations for all periods presented. The results of discontinued operations related to Sally Holdings for the three months ended December 31, 2009 and 2008 were as follows (in thousands):

	Three Months Ended December 31
	2009	2008
Earnings (loss) before provision for income taxes*	$(67)	438
Provision (benefit) for income taxes	(25)	162

Earnings (loss) from discontinued operations, net of income taxes	$(42)	276

*	Primarily reflects adjustments to self-insurance reserves for pre-Separation Sally claims retained by the company.

(3)	RESTRUCTURING AND OTHER

Restructuring and other expenses during the three months ended December 31, 2009 and 2008 consist of the following (in thousands):

	Three Months Ended December 31
	2009	2008
Severance and other exit costs	$3,587	342
Impairment and other property, plant and equipment charges	670	125
Gain on sale of assets	—	(125)
Other	(48)	(50)

	$4,209	292

Severance and Other Exit Costs

In November 2006, the company committed to a plan to terminate employees as part of a reorganization following the Separation. In connection with this reorganization plan, on December 1, 2006 the company announced that it was going to close its manufacturing facility in Dallas, Texas. The company’s worldwide workforce has been reduced by approximately 215 employees as a result of the reorganization plan, including 125 employees from the Dallas, Texas manufacturing facility. Through December 31, 2009, the company has recorded cumulative charges related to this plan of $15.0 million for severance, $254,000 for contract termination costs and $1.4 million for other exit costs.

In October 2007, the company committed to a plan primarily related to the closure of its manufacturing facility in Toronto, Canada. As part of the plan, the company’s workforce has been reduced by approximately 125 employees. Through December 31, 2009, the company has recorded cumulative charges related to this plan of $2.5 million for severance, $17,000 for contract termination costs and $425,000 for other exit costs.

In May 2008, the company committed to a plan related to its Puerto Rico operations, including closing its manufacturing facility, reducing its headcount and relocating to a smaller commercial office. As part of the plan, the company’s workforce has been reduced by approximately 100 employees. Through December 31, 2009, the company has recorded cumulative charges related to this plan of $1.7 million for severance, $188,000 for contract termination costs and $1.2 million for other exit costs.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

The following table reflects the activity related to the three aforementioned restructuring plans during the three months ended December 31, 2009 (in thousands):

	Liability at September 30, 2009	New Charges & Adjustments		Cash Payments & Other	Liability at December 31, 2009
Severance	$328	—		(5)	323
Contract termination costs	—	197		(59)	138
Other	70	10		(49)	31

	$398	207	*	(113)	492

In June 2009, the company committed to a plan primarily related to the downsizing of its manufacturing facility and the consolidation of its warehouse and office facilities in Chatsworth, California. As part of this plan, the company’s workforce will be reduced by approximately 160 employees. Through December 31, 2009, the company has recorded cumulative charges related to this plan of $2.1 million for severance and $785,000 for other exit costs.

In November 2009, the company committed to a plan primarily related to ceasing all manufacturing activities at its facility in Chatsworth, California. This plan is in addition to the company’s initial plan to downsize the Chatsworth manufacturing facility, which is described above. As part of this new plan, the company’s workforce will be further reduced by approximately 110 employees. Through December 31, 2009, the company has recorded cumulative charges related to this plan of $3.3 million for severance and $19,000 for other exit costs.

The following table reflects the activity related to the company’s two Chatsworth, California restructuring plans during the three months ended December 31, 2009 (in thousands):

	Liability at September 30, 2009	New Charges & Adjustments		Cash Payments & Other	Liability at December 31, 2009
Severance	$1,963	3,321		(409)	4,875
Other	432	59		(241)	250

	$2,395	3,380	*	(650)	5,125

*	The sum of these amounts from the tables above represents the $3.6 million of total charges for severance and other exit costs recorded during the first three months of fiscal year 2010.

Cash payments related to these plans are expected to be substantially completed by the fourth quarter of fiscal year 2010.

Impairment and Other Property, Plant and Equipment Charges

During the first quarter of fiscal year 2010, the company recorded fixed asset charges of $670,000, primarily related to the write-down of certain manufacturing equipment and leasehold improvements in connection with the company’s two Chatsworth, California restructuring plans. During the first quarter of fiscal year 2009, the company recorded fixed asset charges of $125,000 related to the closure of the Puerto Rico manufacturing facility.

Gain on Sale of Assets

The company closed on the sale of its manufacturing facility in Puerto Rico on December 19, 2008. The company received net cash proceeds of $722,000 and recognized a pre-tax gain of $125,000 in the first quarter of fiscal year 2009 as a result of the sale.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

(4)	FAIR VALUE MEASUREMENTS

FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and classifies the inputs used to measure fair value into the following hierarchy:

•	Level 1 – Quoted prices for identical instruments in active markets;

•

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets; and

•	Level 3 – Valuations based on inputs that are unobservable, generally utilizing pricing models or other valuation techniques that reflect management’s judgment and estimates.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the company’s financial assets measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$46,519	—	—	46,519
Auction rate securities	—	—	58,540	58,540
Derivative instruments	—	257	—	257
Other	443	—	—	443

	$46,962	257	58,540	105,759

Liabilities:
Derivative instruments	$—	829	—	829

	$—	829	—	829

Cash Equivalents – This amount represents the portion of the company’s cash equivalents invested in institutional money market funds, which are actively traded and have quoted market prices.

Auction Rate Securities – Prior to the second quarter of fiscal year 2008, the company regularly invested in auction rate securities (ARS) which typically are bonds with long-term maturities that have interest rates which reset at intervals of up to 35 days through an auction process. These investments are considered available for sale in accordance with FASB ASC Topic 320, “Debt and Equity Securities.” All of the company’s remaining investments in ARS at December 31, 2009 represent interests in pools of student loans and have AAA/Aaa credit ratings. In addition, all of these securities carry an indirect guarantee by the U.S. federal government of at least 97% of the par value through the Federal Family Education Loan Program (FFELP). Based on these factors and the credit worthiness of the underlying assets, the company does not believe that it has significant principal risk with regard to these investments.

Historically, the periodic auctions for these ARS investments have provided a liquid market for these securities. As a result, the company carried its investments at par value, which approximated fair value, and classified them as short-term in the consolidated balance sheets. Starting in the second quarter of fiscal year 2008, each of the company’s remaining ARS investments has experienced multiple failed auctions, meaning that there have been insufficient bidders to match the supply of securities submitted for sale. During the first quarter of fiscal year 2010, the company did not redeem any ARS investments as a result of successful auctions as all auctions for the company’s remaining ARS investments continued to fail during the period. In addition, the company did not recognize any realized gains or losses from the sale of ARS investments in its statement of earnings. The company continues to earn interest on its investments at the maximum contractual rate and continues to collect the interest in accordance with the stated terms of the securities. At December 31, 2009, the company’s outstanding ARS investments carried a weighted average tax exempt interest rate of 0.4%.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

At December 31, 2009, the company has ARS investments with a total par value of $61.3 million. The company has recorded these investments on its consolidated balance sheet at an estimated fair value of $58.5 million and recorded an unrealized loss of $2.8 million in accumulated other comprehensive income (loss), reflecting the decline in the estimated fair value. The unrealized loss has been recorded in accumulated other comprehensive income (loss) and not the statement of earnings as the company has concluded at December 31, 2009 that no other-than-temporary impairment losses have occurred because its investments continue to be of high credit quality and the company does not have the intent to sell these investments, nor is it more likely than not that the company will be required to sell these investments until the anticipated recovery in market value occurs. The company will continue to analyze its ARS in future periods for impairment and may be required to record a charge in its statement of earnings in future periods if the decline in fair value is determined to be other-than-temporary. The fair value of these securities has been estimated by management using unobservable input data from external sources. Because there is no active market for these securities, management utilized a discounted cash flow valuation model to estimate the fair value of each individual security, with the key assumptions in the model being the expected holding period for the ARS, the expected coupon rate over the holding period and the required rate of return by market participants (discount rate), adjusted to reflect the current illiquidity in the market. For each of the company’s existing securities, the model calculates an expected periodic coupon rate using regression analysis and a market required rate of return that includes a risk-free interest rate and a credit spread. At December 31, 2009, the estimated required rate of return was adjusted by a spread of 150 basis points to reflect the illiquidity in the market. The model then discounts the expected coupon rate at the adjusted discount rate to arrive at the fair value price. At December 31, 2009, the assumed holding period for the ARS was three years and the weighted average expected coupon rate and adjusted discount rate used in the valuation model were 5.7% and 3.1%, respectively.

A portion of one of the company’s outstanding ARS investments with an estimated $1.0 million fair value was settled by the issuer at the full par value on January 15, 2010 and is therefore classified as short-term on the December 31, 2009 balance sheet. The remainder of the investments have been classified as long-term as the company cannot be certain that they will settle within the next twelve months. The company’s outstanding ARS investments have scheduled maturities ranging from 2029 to 2042. It is management’s intent to hold these investments until the company is able to recover the full par value, either through issuer calls, refinancings or other refunding initiatives, the recovery of the auction market or the emergence of a new secondary market. Management’s assumption used in the current fair value estimates is that this will occur within the next three years.

The following table provides a reconciliation between the beginning and ending balances of the company’s ARS investments, which are measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Auction Rate Securities
Balance at September 30, 2009	$58,412
Unrealized gain included in other comprehensive income	128

Balance at December 31, 2009	$58,540

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

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Starting in the second quarter of fiscal year 2009, certain of the company’s foreign subsidiaries entered into foreign currency forward contracts in an attempt to minimize the impact of short-term currency fluctuations on forecasted sales and inventory purchases denominated in currencies other than their functional currencies. These contracts are designated as cash flow hedging instruments in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” As a result, unrealized gains and losses on these contracts are recorded to accumulated other comprehensive income (loss) until the underlying hedged items are recognized through operations. The ineffective portion of a contract’s change in fair value is immediately recognized through operations. At December 31, 2009, the notional amount of these outstanding forward contracts in U.S. dollars was $23.7 million and the contracts settle or mature within the next nine months. The following table provides information on these foreign currency forward contracts as of December 31, 2009 and for the three months then ended (in thousands):

	December 31, 2009	Three Months Ended December 31, 2009
Fair value of assets (1)	$70	—
Fair value of liabilities (2)	826	—
Amount of pre-tax gain (loss) recorded in accumulated other comprehensive income (loss)	(735)	—
Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income (loss) to earnings (3)	—	(388)

(1)	Amount included in other current assets on the consolidated balance sheet.
(2)	Amount included in accrued expenses on the consolidated balance sheet.
(3)	Amount primarily included in net sales on the consolidated statement of earnings.

The company also recognized an immaterial loss in earnings due to ineffectiveness of these foreign currency forward contracts during the three months ended December 31, 2009. This amount is included in advertising, marketing, selling and administrative expenses on the statement of earnings.

In addition, starting in the second quarter of fiscal year 2009 certain of the company’s foreign subsidiaries entered into a series of foreign currency forward contracts to hedge their net balance sheet exposures for amounts designated in currencies other than their functional currencies. These contracts are not designated as hedging instruments and therefore do not qualify for hedge accounting treatment under FASB ASC Topic 815. As a result, gains and losses on these contracts are recorded directly to the statement of earnings and serve to offset the related exchange gains or losses on the underlying exposures. At December 31, 2009, the notional amount of these outstanding foreign currency forward contracts in U.S. dollars was $12.6 million and the contracts settle or mature within the next nine months. The following table provides information on these foreign currency forward contracts as of December 31, 2009 and for the three months then ended (in thousands):

	December 31, 2009	Three Months Ended December 31, 2009
Fair value of assets (1)	$187	—
Fair value of liabilities (2)	3	—
Amount of pre-tax gain (loss) recorded in earnings (3)	—	147

(1)	Amount included in other current assets on the consolidated balance sheet.
(2)	Amount included in accrued expenses on the consolidated balance sheet.
(3)	Amounts included in advertising, marketing, selling and administrative expenses on the consolidated statement of earnings.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis, which means that the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value measurements or adjustments in certain circumstances, for example, when the company makes an acquisition or in connection with goodwill and trade name impairment testing.

As discussed further in note 10, the company completed a significant acquisition in the first quarter of fiscal year 2010. The acquisition-date fair values of the trade name and customer relationship intangible assets acquired have been estimated by management using income approach methodologies, pricing models and valuation techniques. The valuation of these identifiable intangible assets, as well as the other assets acquired and liabilities assumed, was based on management’s estimates, available information and reasonable and supportable assumptions. The fair value measurements were determined primarily based on Level 3 unobservable input data that reflects the company’s assumptions regarding how market participants would price the assets.

(5)	STOCKHOLDERS’ EQUITY

During the first quarter of fiscal year 2010, the company purchased 539,181 shares of common stock in the open market for an aggregate purchase price of $14.7 million. Since the share buyback program was approved by the board of directors in November 2006 for 5 million shares of common stock and in July 2008 for an additional 5 million shares, the company has purchased a total of 4,759,302 shares for an aggregate purchase price of $125.6 million. At December 31, 2009, the company has authorization remaining to purchase a total of 5,240,698 shares.

The company’s $300 million revolving credit facility, as amended, includes a covenant that limits the company’s ability to purchase its common stock or pay dividends if the cumulative stock repurchases plus cash dividends exceeds $250 million plus 50% of “consolidated net income” (as defined in the credit agreement) commencing January 1, 2007.

During the three months ended December 31, 2009 and 2008, the company acquired $855,000 and $334,000, respectively, of common stock surrendered by employees in connection with the payment of withholding taxes as provided under the terms of certain incentive plans. In addition, during the three months ended December 31, 2009, the company acquired $66,000 of common stock surrendered by employees to pay the exercise price of stock options. All shares acquired under these plans are not subject to the company’s stock repurchase program.

(6)	WEIGHTED AVERAGE SHARES OUTSTANDING

The following table provides information on basic and diluted weighted average shares outstanding (in thousands):

	Three Months Ended December 31
	2009	2008
Basic weighted average shares outstanding	97,809	97,525
Effect of dilutive securities:
Assumed exercise of stock options	1,593	1,226
Assumed vesting of restricted stock	147	138

Diluted weighted average shares outstanding	99,549	98,889

The computations of diluted weighted average shares outstanding for the three months ended December 31, 2009 and 2008 exclude stock options for 2.1 million shares and 3.2 million shares, respectively, since the options were anti-dilutive.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

(7)	STOCK-BASED COMPENSATION

The company recognizes compensation expense for stock options on a straight-line basis over the vesting period or to the date a participant becomes eligible for retirement, if earlier. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. During the first quarter of fiscal year 2010, there were no significant changes to the assumptions used in calculating the fair value of stock options. The company also amortizes the total fair market value of restricted shares on the date of grant to expense on a straight-line basis over the vesting period.

In the first quarter of fiscal year 2010, the company recorded stock-based compensation expense, which includes stock option expense and amortization expense related to restricted shares, that reduced earnings from continuing operations before provision for income taxes by $2.9 million, provision for income taxes by $1.0 million, earnings from continuing operations by $1.9 million and diluted earnings per share from continuing operations by 2 cents. In the first quarter of fiscal year 2009, the company recorded stock-based compensation expense that reduced earnings from continuing operations before provision for income taxes by $3.7 million, provision for income taxes by $1.3 million, earnings from continuing operations by $2.4 million and diluted earnings per share from continuing operations by 2 cents. The expense amounts in the first quarter of each fiscal year include the immediate expensing of the fair value of stock options and restricted shares granted during the quarter to participants who had already met the definition of retirement under the stock option plans. Stock-based compensation expense is included in advertising, marketing, selling and administrative expenses in the consolidated statements of earnings.

During the first quarter of fiscal year 2010, the company granted 1.2 million stock options and 174,000 restricted shares under its existing stock-based compensation plans.

(8)	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of net earnings, foreign currency translation adjustments and the unrealized gains (losses) on ARS investments and cash flow hedges as follows (in thousands):

	Three Months Ended December 31
	2009	2008
Net earnings	$36,593	31,654
Other comprehensive income (loss) adjustments:
Foreign currency translation during the period	(31)	(34,853)
Unrealized gain (loss) on ARS investments	128	(704)
Unrealized gain on cash flow hedges, net of income taxes of $355	917	—

Comprehensive income (loss)	$37,607	(3,903)

ALBERTO CULVER COMPANY AND SUBSIDIARIES

(9)	BUSINESS SEGMENT INFORMATION

Segment information for the three months ended December 31, 2009 and 2008 is as follows (in thousands):

	Three Months Ended December 31
	2009	2008

Net sales:
United States	$218,847	224,465
International	144,117	128,369

	$362,964	352,834

Earnings from continuing operations before provision for income taxes:
United States	$46,011	44,114
International	22,568	19,176

Segment operating profit	68,579	63,290
Stock-based compensation expense (note 7)	(2,855)	(3,674)
Transaction expenses (note 10)	(6,115)	—
Restructuring and other (note 3)	(4,209)	(292)
Interest income, net	258	1,292

	$55,658	60,616

(10)	ACQUISITIONS AND DIVESTITURE

Effective October 1, 2009, the company adopted the FASB’s new accounting guidance on business combinations, which is included in FASB ASC Topic 805 “Business Combinations.” This new guidance significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies and transaction costs. In addition, FASB ASC Topic 805 also requires certain financial statement disclosures to enable users to evaluate and understand the nature and financial effects of the business combination. The new provisions of FASB ASC Topic 805 have been applied to the acquisition of Simple Health and Beauty Group Limited (Simple), as described below.

On December 18, 2009, the company acquired all of the issued and outstanding shares of Simple, a leading skin care company based in the United Kingdom that was owned primarily by Duke Street, a mid-market private equity fund. The company believes that the Simple line of products will strengthen its beauty care portfolio and provide growth opportunities in the skin care category and for the International business segment.

The total purchase price was $384.1 million (net of cash acquired) including the acquisition of Simple’s issued and outstanding shares and the retirement of all of its debt. The transaction was funded from the company’s existing cash. The company also incurred $6.1 million of transaction expenses in connection with the acquisition which were recorded in the statement of earnings in the first quarter of fiscal year 2010 in accordance with FASB ASC Topic 805. These transaction expenses are not expected to give rise to an income tax benefit.

The results of operations of Simple have been included in the consolidated financial statements from the date of acquisition. The amount of net sales and net earnings directly attributable to Simple included in the consolidated statement of earnings for the three months ended December 31, 2009 is as follows (in thousands):

Three Months Ended December 31, 2009

Net sales	$2,364
Net earnings	641

ALBERTO CULVER COMPANY AND SUBSIDIARIES

The company’s consolidated balance sheet as of December 31, 2009 reflects the allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. This allocation is preliminary, pending the finalization of the detailed analyses and third-party valuations that management utilizes to make the fair value estimates. The preliminary purchase price allocation resulted in goodwill of $296.6 million, which is not expected to be deductible for income tax purposes. The goodwill balance is primarily attributable to end-consumer loyalty and other intangible assets that do not qualify for separate recognition. The following illustrates the preliminary allocation of the purchase price to the assets acquired and liabilities assumed (in thousands):

Accounts receivable	$23,627
Inventories	7,383
Goodwill	296,587
Trade name	80,330
Customer relationship intangible assets	17,456
Accounts payable and accrued expenses	(16,512)
Income taxes*	(26,470)
Other	1,729

$384,130

*	Primarily reflects long-term deferred tax liabilities related to the acquired trade name and customer relationship intangible assets, which are not expected to be deductible for income tax purposes.

Management has determined that the acquired Simple trade name has an indefinite life, which is consistent with the company’s treatment of its existing trade names. The acquired customer relationship intangible assets will be amortized on a straight-line basis over a period of 15 years.

The following table provides pro forma consolidated results for the three months ended December 31, 2009 and 2008 as if Simple had been acquired as of the beginning of each period. Anticipated cost savings and other effects of the planned integration of Simple are not included in the pro forma results. The pro forma amounts presented are not necessarily indicative of the results that would have occurred had the acquisition been completed as of the beginning of each period, nor are the pro forma amounts necessarily indicative of future results.

	Three Months Ended December 31
(In thousands)	2009	2008
Pro forma net sales	$387,500	376,326
Pro forma earnings from continuing operations*	49,970	38,129
Pro forma net earnings*	49,928	38,486

*	The estimated results exclude the $6.1 million of transaction expenses incurred by the company in connection with the acquisition, as well as the transaction expenses incurred by Simple prior to the closing date of the acquisition.

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

ALBERTO CULVER COMPANY AND SUBSIDIARIES

On April 1, 2009, the company acquired the remaining 49% minority interest in its subsidiary in Chile. The total purchase price was $7.0 million, of which $3.4 million was already reflected on the company’s balance sheet as an obligation to the minority holders for their portion of the subsidiary’s unpaid cumulative earnings. Goodwill of $2.3 million and other intangible assets of $1.3 million have been recorded as a result of the purchase price allocation and are not expected to be deductible for tax purposes. Pro forma information for this acquisition is not provided since the business acquired is not material to the company’s consolidated results of operations.

On August 31, 2009, the company sold its New Zealand subsidiaries, including the BDM Grange distribution business, to an investment group including members of the local management team in exchange for $6.2 million in cash and a $1.7 million short-term note. The new company will continue to distribute the company’s branded beauty products in New Zealand under a distribution agreement entered into at the time of the sale.

(11)	GOODWILL AND TRADE NAMES

The changes in the carrying amounts of goodwill by reportable segment for the three months ended December 31, 2009 are as follows (in thousands):

	United States	International	Total
Balance at September 30, 2009	$195,290	28,973	224,263
Additions	1,723	296,587	298,310
Foreign currency translation	—	270	270

Balance at December 31, 2009	$197,013	325,830	522,843

The addition to International goodwill in the first quarter of fiscal year 2010 is related to the acquisition of Simple in December 2009 which resulted in the recognition of $296.6 million of goodwill, all of which is included in the International reportable segment.

Goodwill in the United States increased $1.7 million during the first quarter of fiscal year 2010 for additional consideration related to the acquisition of Nexxus Products Company (Nexxus). In accordance with the Nexxus purchase agreement dated May 18, 2005, additional consideration of up to $55 million may be paid over the ten years following the closing of the acquisition based on a percentage of sales of Nexxus branded products. Such additional consideration is being accrued in the period the company becomes obligated to pay the amounts and is increasing the amount of goodwill resulting from the acquisition. Through fiscal year 2009, the company has paid $25.5 million of additional consideration based on sales of Nexxus products through June 30, 2009. As of December 31, 2009, the company owed $2.3 million of additional consideration for the period from July 1, 2009 to December 31, 2009 which is expected to be paid in the fourth quarter of fiscal year 2010.

Indefinite-lived trade names by reportable segment at December 31, 2009 and September 30, 2009 are as follows (in thousands):

	December 31, 2009	September 30, 2009
United States	$72,385	72,385
International	97,661	17,307

	$170,046	89,692

The change in International trade names is primarily due to the acquisition of Simple in December 2009 which resulted in the recognition of a new $80.3 million trade name, all of which is included in the International reportable segment.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

(12)	SUBSEQUENT EVENT

The company recently identified a trend of increased consumer complaints related to a segment of its Soft & Beautiful relaxer kits. As a result, management is reviewing all available information relating to these complaints and the manufacture and distribution of these kits. For fiscal year 2009, sales of Soft & Beautiful relaxer kits related to the affected SKUs represented approximately 1% of total net sales. Out of an abundance of caution, management is also reviewing the level of complaints for the entire relaxer business, though at this time the company has not identified the same trends in any other relaxer brand. Management has decided that some remedial action will be required with respect to Soft & Beautiful relaxer kits that could result in a material one-time, pre-tax charge to earnings, which is likely to occur in the second quarter of fiscal year 2010. While it is difficult to predict with certainty the amount of this charge, based upon management’s current knowledge of the related facts and circumstances, it is not expected to exceed $6 million.

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

OVERVIEW

RECENT DEVELOPMENTS

United States Manufacturing and Supply Chain Issues

Net sales in the United States in the first quarter of fiscal year 2010 were negatively impacted by manufacturing and supply chain disruptions primarily related to the consolidation and transition of the company’s North America manufacturing network.

In addition, in December 2009 the company implemented a new ERP system at its various locations in the United States. The system is fully operational in all of the company’s facilities in the United States; however, this change has created additional complexity as the company works toward optimizing its North America manufacturing network. As with any new system, the learning curve has slowed down the resolution of the manufacturing and supply chain issues that the company is currently experiencing.

At this time, the company cannot predict the extent of the effect that these disruptions will have on the operating results of the U.S. business for fiscal year 2010. However, management considers these issues to be short-term in nature and has added significant resources to address them. Management continues to be confident that the initiative to consolidate and transition the company’s North America manufacturing network will provide significant financial benefits to the organization once it is optimized and will help facilitate future growth.

Soft & Beautiful Relaxer Kits

The company recently identified a trend of increased consumer complaints related to a segment of its Soft & Beautiful relaxer kits. As a result, management is reviewing all available information relating to these complaints and the manufacture and distribution of these kits. For fiscal year 2009, sales of Soft & Beautiful relaxer kits related to the affected SKUs represented approximately 1% of total net sales. Out of an abundance of caution, management is also reviewing the level of complaints for the entire relaxer business, though at this time the company has not identified the same trends in any other relaxer brand. Management has decided that some remedial action will be required with respect to Soft & Beautiful relaxer kits that could result in a material one-time, pre-tax charge to earnings, which is likely to occur in the second quarter of fiscal year 2010. While it is difficult to predict with certainty the amount of this charge, based upon management’s current knowledge of the related facts and circumstances, it is not expected to exceed $6 million.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

DISCONTINUED OPERATIONS

Cederroth International

Prior to July 31, 2008, the company owned and operated the Cederroth International (Cederroth) business which manufactured, marketed and distributed beauty, health care and household products throughout Scandinavia and in other parts of Europe. On May 18, 2008, the company entered into an agreement to sell its Cederroth business to CapMan, a Nordic based private equity firm. Pursuant to the transaction agreement, on July 31, 2008 Cederroth Intressenter AB, a company owned by two funds controlled by CapMan, purchased all of the issued and outstanding shares of Cederroth International AB in exchange for 159.5 million Euros from Alberto Culver AB, a wholly-owned Swedish subsidiary of the company. The Euros were immediately converted into $243.8 million based on the deal contingent Euro forward contract entered into by the company in connection with the transaction. The purchase price was adjusted in the first and third quarters of fiscal year 2009, resulting in total cash payments of $1.5 million from Alberto Culver AB to CapMan. These adjustments resulted from differences between the final, agreed-upon balances of cash, debt and working capital as of the July 31, 2008 closing date and the estimates assumed in the transaction agreement.

In accordance with the provisions of the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) Subtopic 205-20, “Discontinued Operations,” the results of operations related to the Cederroth business are reported as discontinued operations for all periods presented.

Sally Holdings, Inc.

Prior to November 16, 2006, the company operated a beauty supply distribution business which included two segments: (1) Sally Beauty Supply, a domestic and international chain of cash-and-carry stores offering professional beauty supplies to both salon professionals and retail consumers, and (2) Beauty Systems Group, a full-service beauty supply distributor offering professional brands directly to salons through its own sales force and professional-only stores in exclusive geographical territories in North America and Europe. These two segments comprised Sally Holdings, Inc. (Sally Holdings), a wholly-owned subsidiary of the company. On June 19, 2006, the company announced a plan to split Sally Holdings from the consumer products business. Pursuant to an Investment Agreement, on November 16, 2006:

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

The separation of the company into New Alberto Culver and New Sally involving Clayton, Dubilier & Rice (CD&R) is hereafter referred to as the “Separation.” In accordance with the provisions of the FASB ASC Subtopic 205-20, the results of operations related to Sally Holdings’ beauty supply distribution business are reported as discontinued operations for all periods presented.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

NON-GAAP FINANCIAL MEASURE

The company’s financial results in the first quarter of fiscal years 2010 and 2009 were affected by restructuring and certain other discrete items. The company has implemented several restructuring and reorganization plans since the Separation, which are summarized in the “Overview—Restructuring and Other” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) below. All costs incurred related to these plans are classified as “restructuring and other” on the consolidated statements of operations for all periods presented. In addition, in the first quarter of fiscal year 2010, the company incurred transaction expenses related to the acquisition of Simple Health and Beauty Group Limited (Simple) and costs related to a dispute with a supplier. All of these costs and expenses relate to restructuring plans implemented by the company and/or specific transactions and issues rather than the normal ongoing operations of the company’s businesses. Finally, the company’s provision for income taxes in the first quarter of fiscal years 2010 and 2009 includes certain discrete tax items that relate to specific events and transactions that occurred in the respective periods rather than the normal ongoing tax effects of the company’s results of operations.

To supplement the company’s financial results presented in accordance with U.S. generally accepted accounting principles (GAAP), “pre-tax earnings from continuing operations excluding restructuring and discrete items,” “earnings from continuing operations excluding restructuring and discrete items” and “diluted earnings per share from continuing operations excluding restructuring and discrete items” may be disclosed in the “Results of Operations” section of MD&A. In addition, the company discloses “organic sales growth” which measures the growth in net sales excluding the effects of foreign currency fluctuations, acquisitions and divestitures. These measures are “non-GAAP financial measures” as defined by Regulation G of the Securities and Exchange Commission (SEC). The non-GAAP financial measures are not intended to be, and should not be, considered separately from or as alternatives to the most directly comparable GAAP financial measures of “pre-tax earnings from continuing operations,” “earnings from continuing operations,” “diluted earnings per share from continuing operations” and “net sales growth.” These specific non-GAAP financial measures, including the per share measure, are presented in MD&A with the intent of providing greater transparency to supplemental financial information used by management and the company’s board of directors in their financial and operational decision-making. These non-GAAP financial measures are among the primary indicators that management and the board of directors use as a basis for budgeting, making operating and strategic decisions and evaluating performance of the company and management as they provide meaningful supplemental information regarding the normal ongoing operations of the company and its core businesses. In addition, these non-GAAP financial measures are used by management and the board of directors to facilitate internal comparisons to the company’s historical operating results. These amounts are disclosed so that the reader has the same financial data that management uses with the belief that it will assist investors and other readers in making comparisons to the company’s historical operating results and analyzing the underlying performance of the company’s normal ongoing operations for the periods presented. Management believes that the presentation of these non-GAAP financial measures, when considered along with the company’s GAAP financial measures and the reconciliations to the corresponding GAAP financial measures, provides the reader with a more complete understanding of the factors and trends affecting the company than could be obtained absent these disclosures. It is important for the reader to note that the non-GAAP financial measures used by the company may be calculated differently from, and therefore may not be comparable to, similarly titled measures used by other companies. Reconciliations of these measures to their most directly comparable GAAP financial measures are provided in the “Reconciliation of Non-GAAP Financial Measures” section of MD&A and should be carefully evaluated by the reader.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

RESTRUCTURING AND OTHER

Restructuring and other expenses during the three months ended December 31, 2009 and 2008 consist of the following (in thousands):

	Three Months Ended December 31
	2009	2008
Severance and other exit costs	$3,587	342
Impairment and other property, plant and equipment charges	670	125
Gain on sale of assets	—	(125)
Other	(48)	(50)

	$4,209	292

Severance and Other Exit Costs

In November 2006, the company committed to a plan to terminate employees as part of a reorganization following the Separation. In connection with this reorganization plan, on December 1, 2006 the company announced that it was going to close its manufacturing facility in Dallas, Texas. The company’s worldwide workforce has been reduced by approximately 215 employees as a result of the reorganization plan, including 125 employees from the Dallas, Texas manufacturing facility. Through December 31, 2009, the company has recorded cumulative charges related to this plan of $15.0 million for severance, $254,000 for contract termination costs and $1.4 million for other exit costs.

In October 2007, the company committed to a plan primarily related to the closure of its manufacturing facility in Toronto, Canada. As part of the plan, the company’s workforce has been reduced by approximately 125 employees. Through December 31, 2009, the company has recorded cumulative charges related to this plan of $2.5 million for severance, $17,000 for contract termination costs and $425,000 for other exit costs.

In May 2008, the company committed to a plan related to its Puerto Rico operations, including closing its manufacturing facility, reducing its headcount and relocating to a smaller commercial office. As part of the plan, the company’s workforce has been reduced by approximately 100 employees. Through December 31, 2009, the company has recorded cumulative charges related to this plan of $1.7 million for severance, $188,000 for contract termination costs and $1.2 million for other exit costs.

The following table reflects the activity related to the three aforementioned restructuring plans during the three months ended December 31, 2009 (in thousands):

	Liability at September 30, 2009	New Charges & Adjustments		Cash Payments & Other	Liability at December 31, 2009
Severance	$328	—		(5)	323
Contract termination costs	—	197		(59)	138
Other	70	10		(49)	31

	$398	207	*	(113)	492

In June 2009, the company committed to a plan primarily related to the downsizing of its manufacturing facility and the consolidation of its warehouse and office facilities in Chatsworth, California. As part of this plan, the company’s workforce will be reduced by approximately 160 employees. Through December 31, 2009, the company has recorded cumulative charges related to this plan of $2.1 million for severance and $785,000 for other exit costs.

In November 2009, the company committed to a plan primarily related to ceasing all manufacturing activities at its facility in Chatsworth, California. This plan is in addition to the company’s initial plan to downsize the Chatsworth manufacturing facility, which is described above. As part of this new plan, the company’s workforce will be further reduced by approximately 110 employees. Through December 31, 2009, the company has recorded cumulative charges related to this plan of $3.3 million for severance and $19,000 for other exit costs.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

The following table reflects the activity related to the company’s two Chatsworth, California restructuring plans during the three months ended December 31, 2009 (in thousands):

	Liability at September 30, 2009	New Charges & Adjustments		Cash Payments & Other	Liability at December 31, 2009

Severance	$1,963	3,321		(409)	4,875
Other	432	59		(241)	250

	$2,395	3,380	*	(650)	5,125

*	The sum of these amounts from the tables above represents the $3.6 million of total charges for severance and other exit costs recorded during the first three months of fiscal year 2010.

Cash payments related to these plans are expected to be substantially completed by the fourth quarter of fiscal year 2010.

Impairment and Other Property, Plant and Equipment Charges

During the first quarter of fiscal year 2010, the company recorded fixed asset charges of $670,000, primarily related to the write-down of certain manufacturing equipment and leasehold improvements in connection with the company’s two Chatsworth, California restructuring plans. During the first quarter of fiscal year 2009, the company recorded fixed asset charges of $125,000 related to the closure of the Puerto Rico manufacturing facility.

Gain on Sale of Assets

The company closed on the sale of its manufacturing facility in Puerto Rico on December 19, 2008. The company received net cash proceeds of $722,000 and recognized a pre-tax gain of $125,000 in the first quarter of fiscal year 2009 as a result of the sale.

Expected Savings

The company’s first three reorganization and restructuring plans have been fully implemented as of December 31, 2009, and the reported financial results reflect the savings realized during those periods. As a result of the newest restructuring plans announced in June 2009 and November 2009 primarily related to the Chatsworth, California facilities, the company expects to recognize additional cost savings of approximately $12 million on an annualized basis once the plans are completed. The additional cost savings will affect advertising, marketing, selling and administrative expenses and gross profit on the consolidated statement of earnings.

AUCTION RATE SECURITIES

Prior to the second quarter of fiscal year 2008, the company regularly invested in auction rate securities (ARS) which typically are bonds with long-term maturities that have interest rates which reset at intervals of up to 35 days through an auction process. These investments are considered available for sale in accordance with FASB ASC Topic 320, “Debt and Equity Securities.” All of the company’s remaining investments in ARS at December 31, 2009 represent interests in pools of student loans and have AAA/Aaa credit ratings. In addition, all of these securities carry an indirect guarantee by the U.S. federal government of at least 97% of the par value through the Federal Family Education Loan Program (FFELP). Based on these factors and the credit worthiness of the underlying assets, the company does not believe that it has significant principal risk with regard to these investments.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Historically, the periodic auctions for these ARS investments have provided a liquid market for these securities. As a result, the company carried its investments at par value, which approximated fair value, and classified them as short-term in the consolidated balance sheets. Starting in the second quarter of fiscal year 2008, each of the company’s remaining ARS investments has experienced multiple failed auctions, meaning that there have been insufficient bidders to match the supply of securities submitted for sale. During the first quarter of fiscal year 2010, the company did not redeem any ARS investments as a result of successful auctions as all auctions for the company’s remaining ARS investments continued to fail during the period. In addition, the company did not recognize any realized gains or losses from the sale of ARS investments in its statement of earnings. The company continues to earn interest on its investments at the maximum contractual rate and continues to collect the interest in accordance with the stated terms of the securities. At December 31, 2009, the company’s outstanding ARS investments carried a weighted average tax exempt interest rate of 0.4%.

At December 31, 2009, the company has ARS investments with a total par value of $61.3 million. The company has recorded these investments on its consolidated balance sheet at an estimated fair value of $58.5 million and recorded an unrealized loss of $2.8 million in accumulated other comprehensive income (loss), reflecting the decline in the estimated fair value. The unrealized loss has been recorded in accumulated other comprehensive income (loss) and not the statement of earnings as the company has concluded at December 31, 2009 that no other-than-temporary impairment losses have occurred because its investments continue to be of high credit quality and the company does not have the intent to sell these investments, nor is it more likely than not that the company will be required to sell these investments, until the anticipated recovery in market value occurs. The company will continue to analyze its ARS in future periods for impairment and may be required to record a charge in its statement of earnings in future periods if the decline in fair value is determined to be other-than-temporary. The fair value of these securities has been estimated by management using unobservable input data from external sources. Because there is no active market for these securities, management utilized a discounted cash flow valuation model to estimate the fair value of each individual security, with the key assumptions in the model being the expected holding period for the ARS, the expected coupon rate over the holding period and the required rate of return by market participants (discount rate), adjusted to reflect the current illiquidity in the market. For each of the company’s existing securities, the model calculates an expected periodic coupon rate using regression analysis and a market required rate of return that includes a risk-free interest rate and a credit spread. At December 31, 2009, the estimated required rate of return was adjusted by a spread of 150 basis points to reflect the illiquidity in the market. The model then discounts the expected coupon rate at the adjusted discount rate to arrive at the fair value price. At December 31, 2009, the assumed holding period for the ARS was three years and the weighted average expected coupon rate and adjusted discount rate used in the valuation model were 5.7% and 3.1%, respectively.

A portion of one of the company’s outstanding ARS investments with an estimated $1.0 million fair value was settled by the issuer at the full par value on January 15, 2010 and is therefore classified as short-term on the December 31, 2009 balance sheet. The remainder of the investments have been classified as long-term as the company cannot be certain that they will settle within the next twelve months. The company’s outstanding ARS investments have scheduled maturities ranging from 2029 to 2042. It is management’s intent to hold these investments until the company is able to recover the full par value, either through issuer calls, refinancings or other refunding initiatives, the recovery of the auction market or the emergence of a new secondary market. Management’s assumption used in the current fair value estimates is that this will occur within the next three years.

RESULTS OF OPERATIONS

Comparison of the Quarters Ended December 31, 2009 and 2008

The company recorded first quarter net sales of $363.0 million in fiscal year 2010, an increase of $10.1 million or 2.9% compared to the same period of the prior year. Organic sales, which exclude the effect of foreign currency fluctuations (a positive impact of 3.1%), the net sales of Simple products in 2010 (a positive impact of 0.7%) and the divestiture of the BDM Grange distribution business in New Zealand (an adverse impact of 0.9%), were flat during the first quarter of fiscal year 2010.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Earnings from continuing operations were $36.6 million for the three months ended December 31, 2009 versus $31.3 million for the same period of the prior year. Diluted earnings per share from continuing operations were 37 cents in the first quarter of fiscal year 2010 compared to 32 cents in the same period of fiscal year 2009. In the first quarter of fiscal year 2010, transaction expenses related to the Simple acquisition reduced earnings from continuing operations by $6.1 million and diluted earnings per share from continuing operations by 6 cents and restructuring and other expenses reduced earnings from continuing operations by $2.7 million and diluted earnings per share from continuing operations by 3 cents. In the first quarter of fiscal year 2009, the company recognized income tax expense related to discrete tax items which reduced earnings from continuing operations by $8.9 million and diluted earnings per share from continuing operations by 9 cents.

Excluding restructuring and discrete items, earnings from continuing operations were $45.7 million for the three months ended December 31, 2009 or 13.2% higher than the first quarter of fiscal year 2009, when earnings from continuing operations excluding restructuring and discrete items were $40.4 million. Diluted earnings per share from continuing operations excluding restructuring and discrete items increased 12.2% to 46 cents from 41 cents in the comparative period in the prior year.

Net sales for the United States segment decreased to $218.8 million in the first quarter of fiscal year 2010 from $224.5 million in the same quarter last year. This sales decrease of 2.5% was principally due to lower sales of Nexxus, as a result of new product launches and club channel programs in the prior year, and Noxzema, as a result of a major sales promotion in 2009 that did not repeat. In addition, sales were lower for Alberto VO5 and St. Ives, partially due to the discontinuance of the Extreme Styling and Elements product lines, respectively. These decreases were partially offset by higher sales of TRESemmé hair care products. In addition, net sales in the United States in the first quarter of fiscal year 2010 were negatively impacted by manufacturing and supply chain disruptions primarily related to the consolidation and transition of the company’s North America manufacturing network and the implementation of a new ERP system in the United States. For more information, refer to the “Overview – Recent Developments” section of MD&A.

Net sales for the International segment increased to $144.1 million in the first quarter of fiscal year 2010 compared to $128.4 million in the comparable period last year. This sales increase of 12.3% was primarily attributable to the effect of foreign exchange rates (8.5%), as well as higher sales of TRESemmé hair care products (5.1%) and St. Ives (1.7%). In addition, the acquisition of Simple in December 2009 added approximately $2.4 million to sales for the first quarter of fiscal year 2010. These increases were partially offset by lower multicultural sales and the impact of divesting the BDM Grange distribution business in August 2009.

Gross profit increased $11.7 million or 6.4% to $193.7 million for the first quarter of fiscal year 2010 compared to the first quarter of the prior year. Gross profit, as a percentage of net sales, was 53.4% for the first quarter of fiscal year 2010 compared to 51.6% for the same period in the prior year. Gross profit in the United States in the first quarter of fiscal year 2010 decreased $916,000 or 0.8% from the prior year period. As a percentage of net sales, United States’ gross profit was 52.5% during the first quarter of fiscal year 2010 compared to 51.6% in the comparable quarter last year. The gross margin improvement in the United States was primarily attributable to lower raw material costs and cost savings initiatives. Gross profit for the International segment increased $12.6 million or 19.1% in the first quarter of fiscal year 2010 versus last year’s first quarter. As a percentage of net sales, International’s gross profit was 54.7% in the first quarter of fiscal year 2010 compared to 51.5% in the prior year period. The gross profit margin for International also showed improvement due to lower raw material costs and cost savings initiatives, as noted above.

Compared to the prior year, advertising, marketing, selling and administrative expenses in fiscal year 2010 increased $5.6 million or 4.6% for the first quarter. This overall increase consists of higher selling and administrative expenses (4.0%) and advertising and marketing expenses (0.6%).

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Advertising and marketing expenditures increased 1.4% to $50.1 million (13.8% of net sales) in the first quarter of 2010 compared to $49.4 million (14.0% of net sales) in the prior year primarily due to the effect of foreign exchange rates. Advertising and marketing expenditures in the United States decreased 7.8% in the first quarter of fiscal year 2010 compared to the same period in the prior year. The decrease was primarily due to lower advertising and marketing expenditures related to Nexxus (13.1%), partially offset by higher advertising and marketing expenditures for St. Ives (5.1%) and TRESemmé (4.3%). Advertising and marketing expenditures for the International segment increased 16.6% in the first three months of fiscal year 2010 compared to the same period in the prior year, primarily due to the effect of foreign currency fluctuations (6.9%) and increased advertising and marketing expenditures for TRESemmé (9.4%) and St. Ives. (5.6%). These increases were partially offset by lower advertising and marketing expenditures for Alberto VO5 (7.5%).

Selling and administrative expenses increased 6.8% to $77.9 million in the first quarter of fiscal year 2010 from $73.0 million in the first quarter of fiscal year 2009. Selling and administrative expenses, as a percentage of net sales, increased to 21.5% in the first quarter of fiscal year 2010 from 20.7% in the comparable period of the prior year. Selling and administrative expenses in the United States decreased 1.0% for the first quarter of fiscal year 2010 compared to the prior year period. International’s selling and administrative expenses increased 21.8% in the first quarter of fiscal year 2010 compared to the same quarter last year primarily due to the effect of foreign exchange rates, including a $4.2 million net gain from foreign currency transactions in 2009. Stock-based compensation expense, which is included in selling and administrative expenses but is not allocated to the company’s reportable segments, was $2.9 million in the first quarter of fiscal year 2010 compared to $3.7 million in the same period in fiscal year 2009.

The company recorded net interest income of $258,000 in the first quarter of fiscal year 2010 and $1.3 million in the prior year period. Interest income was $362,000 in the first quarter of fiscal year 2010 and $1.5 million in the first quarter of the prior year. The decrease in interest income was principally due to significantly lower interest rates in the first quarter of fiscal year 2010 compared to last year. Interest expense was $104,000 in the first quarter of fiscal year 2010 and $188,000 in the same period last year.

The provision for income taxes as a percentage of earnings from continuing operations before income taxes was 34.2% and 48.4% in the first quarter of fiscal years 2010 and 2009, respectively. The $6.1 million of transaction expenses recorded in the first quarter of fiscal year 2010 related to the Simple acquisition are not expected to give rise to an income tax benefit, which resulted in a 3.4 percentage point increase in the effective tax rate in the quarter. The provision for income taxes in 2009 includes taxes of approximately $8.9 million related to the local currency gain on U.S. dollar denominated cash equivalents held by Alberto Culver AB in Sweden following the sale of Cederroth. This amount resulted in a 14.8 percentage point increase in the effective tax rate in the first quarter of fiscal year 2009. On October 31, 2008, the remaining proceeds from the Cederroth sale were transferred to a newly formed, wholly-owned subsidiary in the Netherlands, and further exchange rate changes with respect to these proceeds are not expected to result in taxable income for the company.

FINANCIAL CONDITION

December 31, 2009 versus September 30, 2009

Working capital at December 31, 2009 was $247.7 million, a decrease of $342.1 million from working capital of $589.8 million at September 30, 2009. The decrease in working capital was primarily attributable to cash outlays for the acquisition of the Simple business, the purchase of shares of the company’s common stock, capital expenditures and cash dividends. These working capital decreases were partially offset by the working capital generated from operations and cash received from exercises of employee stock options. The December 31, 2009 ratio of current assets to current liabilities of 1.90 to 1.00 decreased from last year end’s ratio of 3.14 to 1.00.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Cash, cash equivalents and investments, including short-term and long-term, decreased $376.8 million to $151.4 million compared to last fiscal year end, primarily due to cash outlays for the acquisition of the Simple business ($384.1 million), the purchase of shares of the company’s common stock ($14.7 million), capital expenditures ($8.7 million) and cash dividends ($7.4 million). These decreases were partially offset by cash flows provided by operating activities ($32.0 million) and cash received from exercises of employee stock options ($7.8 million) during the period. Total investments, including short-term and long-term, were $58.5 million at December 31, 2009 compared to $58.4 million at September 30, 2009.

Inventories increased $21.1 million or 16.6% from last fiscal year end to $147.9 million, principally due to the acquisition of the Simple business, a build-up of inventory to support upcoming product launches and promotions and higher inventory levels in connection with the transition of production from Chatsworth, California to Jonesboro, Arkansas and the implementation of a new ERP system in the United States.

Other current assets increased $6.1 million to $18.8 million during the first quarter of fiscal year 2010 primarily due to increases in prepaid advertising and marketing and prepaid insurance, as well as the effect of the acquisition of the Simple business.

Goodwill and trade names of $692.9 million increased $378.9 million compared to last fiscal year end primarily due to the Simple acquisition, as well as additional purchase price recorded related to the Nexxus acquisition.

Other assets of $87.3 million increased $17.2 million from last fiscal year end primarily due to the new customer relationship intangible assets of $17.5 million resulting from the Simple acquisition.

Accounts payable decreased $23.3 million to $126.8 million during the first quarter of fiscal year 2010 mainly due to reduced inventory purchases near the end of the first quarter of fiscal year 2010 as compared to the end of the fourth quarter of fiscal year 2009, as well as lower payables related to advertising expenditures.

Accrued expenses of $131.9 million increased $11.1 million compared to September 30, 2009. The increase is primarily due to the acquisition of the Simple business, including an accrual for transaction expenses relating to the acquisition. These increases were partially offset by payments during the period under various incentive plans.

Current and long-term income taxes, which include both income taxes payable and deferred income taxes, of $75.1 million increased $39.5 million from September 30, 2009, primarily due to new long-term deferred tax liabilities related to certain intangible assets acquired in the Simple acquisition that are not deductible for income tax purposes. Additionally, the income tax balances were also affected by the timing of the company’s taxable earnings in fiscal year 2010 versus 2009 and the timing of tax payments.

LIQUIDITY AND CAPITAL RESOURCES

Cash Provided (Used) by Operating Activities – Net cash provided by operating activities was $32.0 million for the first quarter of fiscal year 2010 compared to net cash used by operating activities of $16.0 million for the comparable period in the prior year. Cash flows from operating activities increased in 2010 due to a significant decrease in the amount of cash used for overall working capital in the first quarter of fiscal year 2010 compared to the same period in fiscal year 2009 primarily driven by improved cash flows related to accounts receivable. Additionally, in November 2008 the company paid a tax obligation in Sweden related to foreign currency gains on U.S. dollar investments, which resulted in a cash outflow of $14.1 million.

Cash Used by Investing Activities – Net cash used by investing activities was $392.3 million and $99.4 million for the first quarter of fiscal years 2010 and 2009, respectively. Net cash used by investing activities in the first quarter of fiscal year 2010 included $384.1 million of payments related to the purchase of the Simple business and $8.7 million of capital expenditures. Net cash used by investing activities in the first quarter of fiscal year 2009 included $83.6 million of payments related to the purchase of the Noxzema business and $15.1 million of capital expenditures.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Cash Provided (Used) by Financing Activities – Net cash used by financing activities for the first quarter of fiscal year 2010 was $13.4 million compared to net cash provided by financing activities of $4.6 million for the first quarter of fiscal year 2009. The company purchased shares of its common stock in the open market for an aggregate purchase price of $14.7 million during the first quarter of fiscal year 2010. The company paid cash dividends of $7.4 million and $6.4 million in the first quarter of fiscal years 2010 and 2009, respectively. Proceeds from the exercise of employee stock options were $7.8 million in 2010 compared to $472,000 in the same period of the prior year. Net cash provided (used) by financing activities was also affected by changes in the book cash overdraft balance and the excess tax benefit from stock option exercises in each period.

Cash dividends paid on common stock were $.075 and $.065 per share in the first quarter of fiscal years 2010 and 2009, respectively.

At December 31, 2009, the company has ARS investments with a total par value of $61.3 million. All of these investments represent interests in pools of student loans and have AAA/Aaa credit ratings. In addition, all of these securities carry an indirect guarantee by the U.S. federal government of at least 97% of the par value through the Federal Family Education Loan Program (FFELP). However, starting in the second quarter of fiscal year 2008, each of the company’s remaining ARS investments has experienced multiple failed auctions. During the first quarter of fiscal year 2010, the company did not redeem any ARS investments as a result of successful auctions as all auctions for the company’s remaining ARS investments continued to fail during the period. In addition, the company did not recognize any realized gains or losses from the sale of ARS investments in its statement of earnings. The company has recorded these remaining investments on its consolidated balance sheet at an estimated fair value of $58.5 million and recorded an unrealized loss of $2.8 million in accumulated other comprehensive income (loss), reflecting the decline in the estimated fair value. A portion of one of the outstanding ARS investments with an estimated $1.0 million fair value was settled by the issuer at the full par value on January 15, 2010 and is therefore classified as short-term on the December 31, 2009 consolidated balance sheet. The remainder of the investments have been classified as long-term as the company cannot be certain that they will settle within the next twelve months. The company’s outstanding ARS investments have scheduled maturities ranging from 2029 to 2042. It is currently management’s intent to hold these investments until the company is able to recover the full par value, either through issuer calls, refinancings or other refunding initiatives, the recovery of the auction market or the emergence of a new secondary market. Management’s assumption used in the current fair value estimates is that this will occur within the next three years.

The company anticipates that its cash and cash equivalents balance of $92.8 million as of December 31, 2009, along with cash flows from operations and available credit, will be sufficient to fund operating requirements in future years. During the remainder of fiscal year 2010, the company expects that cash will continue to be used for capital expenditures, new product development, market expansion, dividend payments, payments related to restructuring plans and, if applicable, acquisitions. The company may continue to purchase additional shares of its common stock depending on market conditions.

During the first quarter of fiscal year 2010, the company purchased 539,181 shares of common stock in the open market for an aggregate purchase price of $14.7 million. Since the share buyback program was approved by the board of directors in November 2006 for 5 million shares of common stock and in July 2008 for an additional 5 million shares, the company has purchased a total of 4,759,302 shares for an aggregate purchase price of $125.6 million. At December 31, 2009, the company has authorization remaining to purchase a total of 5,240,698 shares.

In the past, the company has obtained long-term financing as needed to fund acquisitions and other growth opportunities. Funds may be obtained prior to their actual need in order to take advantage of opportunities in the debt markets. The company has a $300 million revolving credit facility which expires November 13, 2011. There were no borrowings outstanding on the revolving credit facility at December 31, 2009 or September 30, 2009. The facility may be drawn in U.S. dollars or certain foreign currencies. Under debt covenants, the company has sufficient flexibility to incur additional borrowings as needed. The current facility includes a covenant that limits the company’s ability to purchase its common stock or pay dividends if the cumulative stock repurchases plus cash dividends exceeds $250 million plus 50% of “consolidated net income” (as defined in the credit agreement) commencing January 1, 2007.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

The company is in compliance with the covenants and other requirements of its revolving credit agreement. Additionally, the revolving credit agreement does not include credit rating triggers or subjective clauses that would accelerate maturity dates.

CRITICAL ACCOUNTING POLICIES

The company’s significant accounting policies are described in note 2 of the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2009. A discussion of critical accounting policies is included in MD&A in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009. There were no significant changes in the company’s critical accounting policies during the three months ended December 31, 2009.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

Reconciliations of non-GAAP financial measures to their most directly comparable financial measures under GAAP for the three months ended December 31, 2009 and 2008 are as follows (in thousands, except per share data):

	Three Months Ended December 31
	2009	2008
Pre-tax earnings from continuing operations, as reported	$55,658	60,616
Restructuring and other	4,209	292
Transaction expenses	6,115	—
Dispute with a supplier	240	—

Pre-tax earnings from continuing operations excluding restructuring and discrete items	$66,222	60,908

Earnings from continuing operations, as reported	$36,635	31,297
Restructuring and other, net of income taxes	2,711	166
Transaction expenses	6,115	—
Dispute with a supplier, net of income taxes	165	—
Discrete tax items	43	8,895

Earnings from continuing operations excluding restructuring and discrete items	$45,669	40,358

Diluted earnings per share from continuing operations, as reported	$.37	.32
Restructuring and other, net of income taxes	.03	—
Transaction expenses	.06	—
Dispute with a supplier, net of income taxes	—	—
Discrete tax items	—	.09

Diluted earnings per share from continuing operations excluding restructuring and discrete items	$.46	.41

	Three Months Ended December 31
	2009	2008
Net sales growth, as reported	2.9%	2.8%
Effect of foreign currency fluctuations	(3.1)	9.4
Effect of acquisition	(0.7)	(2.7)
Effect of divestiture	0.9	—

Organic sales growth	0.0%	9.5%

ALBERTO CULVER COMPANY AND SUBSIDIARIES

FORWARD - LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and any documents incorporated by reference herein include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on management’s current expectations and assessments of risks and uncertainties and reflect various assumptions concerning anticipated results, which may or may not prove to be correct. Some of the factors that could cause actual results to differ materially from estimates or projections contained in such forward-looking statements include: the pattern of brand sales; competition within the relevant product markets; loss of one or more key customers; inability of efficiency initiatives to improve the company’s margins; manufacturing and supply chain disruptions; inability of the company to protect its intellectual property; the disruption of normal business activities due to the company’s implementation of a new worldwide ERP system; risks inherent in acquisitions, divestitures and strategic alliances, including, without limitation, undisclosed liabilities and obligations for which the company may have limited or no recourse; loss of one or more key employees; risks inherent in expanding in existing geographic locations and entering new geographic locations; loss of one or more key suppliers or copackers; adverse changes in currency exchange rates; the effects of a prolonged United States or global economic downturn or recession; special demands by key customers; health epidemics; unavailability of raw materials or finished products; increases in costs of raw materials and inflation rates; events that negatively affect the intended tax free nature of the distribution of shares of Alberto Culver Company in connection with the Separation; changes in costs; the unanticipated costs and effects of legal or administrative proceedings; the risk that the expected cost savings related to the reorganizations and restructurings may not be realized; adverse weather conditions; loss of distributorship rights; sales by unauthorized distributors in the company’s exclusive markets; and variations in political, economic or other factors such as interest rates, availability of credit, tax changes, legal and regulatory changes or other external factors over which the company has no control. Alberto Culver Company has no obligation to update any forward-looking statement in this Quarterly Report on Form 10-Q or any incorporated document.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures related to the company’s exposures to market risks are included in MD&A in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009. There have been no material changes in the company’s market risk during the three months ended December 31, 2009.

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

The company is in the process of implementing a new worldwide ERP system. The second phase of the implementation was completed at the company’s various locations in the United States in December 2009. The locations and facilities included in this second phase represent approximately 60% of the company’s consolidated net sales for the first quarter of fiscal year 2010. During the period, legacy operating and financial information for the U.S. locations was migrated to the new ERP system, which resulted in the modification of certain controls, procedures and processes. The company follows a system implementation life cycle process that requires significant pre-implementation planning, design and testing. The company also conducts extensive post-implementation monitoring and testing to ensure the effectiveness of internal controls over financial reporting, and the company has not experienced any significant internal control issues in connection with the implementation or operation of the new ERP system in the United States. The company previously implemented the new ERP system at its subsidiary in the United Kingdom during the second quarter of fiscal year 2009 and plans to continue to replace its legacy systems with the new ERP system functionality across most of its remaining locations and business operations over the next several years.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

PART II

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of fiscal year 2010, the company purchased 539,181 shares of common stock in the open market for an aggregate purchase price of $14.7 million. Since the share buyback program was approved by the board of directors in November 2006 for 5 million shares of common stock and in July 2008 for an additional 5 million shares, the company has purchased a total of 4,759,302 shares for an aggregate purchase price of $125.6 million. At December 31, 2009, the company has authorization remaining to purchase a total of 5,240,698 shares.

During the three months ended December 31, 2009, the company acquired 32,983 shares of common stock that were surrendered by employees in connection with the exercise of stock options and the payment of minimum withholding taxes related to restricted shares or stock issued in connection with other employee incentive plans. These shares are not subject to the company’s stock repurchase program.

The following table summarizes information with respect to the purchases made by or on behalf of the company of shares of its common stock during the three months ended December 31, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 – 31, 2009	14,164	$27.01	—	5,779,879
November 1 – 30, 2009	533,042	$27.29	530,681	5,249,198
December 1 – 31, 2009	24,958	$28.01	8,500	5,240,698

Total	572,164		539,181

ITEM 6. EXHIBITS

10(a)	Copy of Alberto-Culver Company Management Incentive Plan, as amended on November 30, 2009*.

31(a)	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

31(b)	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit is a management contract or compensatory plan or arrangement of the registrant.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBERTO CULVER COMPANY

By:	/S/ RALPH J. NICOLETTI
Ralph J. Nicoletti
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

February 4, 2010