Form 10-Q
period 2010-03-31
Alberto-Culver CO
filed 2010-05-07
CIK 1368457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:

March 31, 2010

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

At March 31, 2010, the company had 98,503,134 shares of common stock outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

Three Months Ended March 31, 2010 and 2009

(in thousands, except per share data)

	(Unaudited)
	2010	2009
Net sales	$384,805	344,332
Cost of products sold	183,917	170,966

Gross profit	200,888	173,366
Advertising, marketing, selling and administrative expenses	157,168	131,447
Transaction expenses (note 10)	(111)	—
Restructuring and other (note 3)	403	(21)

Operating earnings	43,428	41,940
Interest income, net of interest expense of $247 in 2010 and $168 in 2009	(34)	(659)

Earnings from continuing operations before provision for income taxes	43,462	42,599
Provision for income taxes	13,569	14,769

Earnings from continuing operations	29,893	27,830
Earnings from discontinued operations, net of income taxes (note 2)	248	248

Net earnings	$30,141	28,078

Basic earnings per share:
Continuing operations	$.31	.29
Discontinued operations	—	—

Total	$.31	.29

Diluted earnings per share:
Continuing operations	$.30	.28
Discontinued operations	—	—

Total	$.30	.28

Weighted average shares outstanding:
Basic	97,918	97,640

Diluted	99,649	99,075

Cash dividends paid per share	$.085	.075

See Notes to Consolidated Financial Statements.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

Six Months Ended March 31, 2010 and 2009

(in thousands, except per share data)

	(Unaudited)
	2010	2009
Net sales	$747,769	697,166
Cost of products sold	353,139	341,790

Gross profit	394,630	355,376
Advertising, marketing, selling and administrative expenses	285,186	253,841
Transaction expenses (note 10)	6,004	—
Restructuring and other (note 3)	4,612	271

Operating earnings	98,828	101,264
Interest income, net of interest expense of $351 in 2010 and $356 in 2009	(292)	(1,951)

Earnings from continuing operations before provision for income taxes	99,120	103,215
Provision for income taxes	32,592	44,088

Earnings from continuing operations	66,528	59,127
Earnings from discontinued operations, net of income taxes (note 2)	206	605

Net earnings	$66,734	59,732

Basic earnings per share:
Continuing operations	$.68	.61
Discontinued operations	—	—

Total	$.68	.61

Diluted earnings per share:
Continuing operations	$.67	.60
Discontinued operations	—	—

Total	$.67	.60

Weighted average shares outstanding:
Basic	97,863	97,583

Diluted	99,643	98,979

Cash dividends paid per share	$.16	.14

See Notes to Consolidated Financial Statements.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

March 31, 2010 and September 30, 2009

(in thousands, except share data)

	(Unaudited)
	March 31, 2010	September 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$91,120	469,775
Receivables, less allowance for doubtful accounts ($2,012 at March 31, 2010 and $2,000 at September 30, 2009)	262,812	228,979
Inventories:
Raw materials	45,936	33,593
Work-in-process	7,135	4,422
Finished goods	108,732	88,762

Total inventories	161,803	126,777
Other current assets	15,583	12,688
Income taxes	28,536	27,409

Total current assets	559,854	865,628

Property, plant and equipment at cost, less accumulated depreciation ($209,152 at March 31, 2010 and $197,922 at September 30, 2009)	248,703	249,911
Goodwill	508,406	224,263
Trade names	164,881	89,692
Long-term investments	57,632	58,412
Other assets	83,760	70,108

Total assets	$1,623,236	1,558,014

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$172	175
Accounts payable	146,648	150,097
Accrued expenses	135,932	120,791
Income taxes	5,603	4,761

Total current liabilities	288,355	275,824

Long-term debt	320	429
Income taxes	57,264	30,874
Other liabilities	46,197	49,465

Total liabilities	392,136	356,592

Stock options subject to redemption	4,295	4,776
Stockholders’ equity:
Preferred stock, par value $.01 per share, authorized 50,000,000 shares, none issued	—	—
Common stock, par value $.01 per share, authorized 300,000,000 shares, issued 98,503,134 shares at March 31, 2010 and 98,261,825 shares at September 30, 2009	985	983
Additional paid-in capital	478,068	461,906
Retained earnings	831,093	792,196
Accumulated other comprehensive loss	(83,341)	(58,439)

Total stockholders’ equity	1,226,805	1,196,646

Total liabilities and stockholders’ equity	$1,623,236	1,558,014

See Notes to Consolidated Financial Statements.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Six Months Ended March 31, 2010 and 2009

(in thousands)

	(Unaudited)
	2010	2009
Cash Flows from Operating Activities:
Net earnings	$66,734	59,732
Earnings from discontinued operations	206	605

Earnings from continuing operations	66,528	59,127
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation	13,267	10,641
Amortization of other assets	1,202	831
Restructuring and other – non-cash charges	1,140	(20)
Restructuring and other – gain on sale of assets	—	(93)
Stock-based compensation expense	6,496	6,088
Deferred income taxes	4,319	3,775
Cash effects of changes in (excluding acquisitions):
Receivables, net	(11,710)	2,632
Inventories	(28,337)	1,392
Other current assets	(1,242)	(318)
Accounts payable and accrued expenses	(3,173)	(38,406)
Income taxes	(2,652)	715
Other assets	(138)	(1,034)
Other liabilities	(550)	206

Net cash provided by operating activities	45,150	45,536

Cash Flows from Investing Activities:
Proceeds from sales of investments	1,000	—
Capital expenditures	(15,229)	(35,614)
Payments for purchased businesses, net of cash acquired (note 10)	(385,035)	(83,572)
Payments related to the sale of Cederroth	—	(1,467)
Proceeds from the sale of BDM Grange	948	—
Proceeds from disposals of assets	2,557	817

Net cash used by investing activities	(395,759)	(119,836)

Cash Flows from Financing Activities:
Repayments of long-term debt	(81)	(76)
Change in book cash overdraft	(2,977)	(4,170)
Proceeds from exercises of stock options	9,587	1,252
Excess tax benefit from stock option exercises	1,330	166
Cash dividends paid	(15,728)	(13,727)
Stock purchased (note 5)	(15,743)	(442)

Net cash used by financing activities	(23,612)	(16,997)

Effect of foreign exchange rate changes on cash and cash equivalents	(4,434)	(13,568)

Net decrease in cash and cash equivalents	(378,655)	(104,865)
Cash and cash equivalents at beginning of period	469,775	445,332

Cash and cash equivalents at end of period	$91,120	340,467

See Notes to Consolidated Financial Statements.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Alberto Culver Company (the company or New Alberto Culver) develops, manufactures, distributes and markets beauty care products as well as food and household products in the United States and more than 100 other countries. The company is organized into two reportable business segments - United States and International.

The consolidated financial statements of the company contained in this report have not been audited by the company’s independent registered public accounting firm; however, the balance sheet information presented at September 30, 2009 has been derived from the company’s audited 2009 financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments, which include only normal recurring adjustments except as described in note 3 below, necessary to present fairly the data contained therein. The results of operations for the periods presented are not necessarily indicative of results for a full year. Unless otherwise noted, all disclosures in the notes accompanying the consolidated financial statements reflect only continuing operations. Certain amounts for the prior year have been reclassified to conform to the current year’s presentation.

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

The results of discontinued operations, including both Cederroth International (Cederroth) and Sally Holdings, Inc. (Sally Holdings), for the three and six months ended March 31, 2010 and 2009 were as follows (in thousands):

	Three Months Ended March 31		Six Months Ended March 31
	2010	2009	2010	2009
Earnings before provision for income taxes	$394	409	$327	847
Provision for income taxes	146	151	121	313

Earnings from discontinued businesses, net of income taxes	248	258	206	534

Gain (loss) on the sale of Cederroth	—	(10)	—	71

Earnings from discontinued operations, net of income taxes	$248	248	$206	605

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Cederroth International

Prior to July 31, 2008, the company owned and operated the Cederroth business which manufactured, marketed and distributed beauty, health care and household products throughout Scandinavia and in certain other parts of Europe.

On May 18, 2008, the company entered into an agreement to sell its Cederroth business to CapMan, a Nordic based private equity firm. Pursuant to the transaction agreement, on July 31, 2008 Cederroth Intressenter AB, a company owned by two funds controlled by CapMan, purchased all of the issued and outstanding shares of Cederroth International AB, which owns the various Cederroth operating companies, in exchange for 159.5 million Euros, from Alberto Culver AB, a wholly-owned Swedish subsidiary of the company. The Euros were immediately converted to $243.8 million based on the deal contingent Euro forward contract entered into by the company in connection with the transaction. The purchase price was adjusted in the first and third quarters of fiscal year 2009, resulting in total cash payments of $1.5 million from Alberto Culver AB to CapMan. These adjustments resulted from differences between final, agreed-upon balances of cash, debt and working capital as of the July 31, 2008 closing date and estimates assumed in the transaction agreement.

In accordance with the provisions of the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) Subtopic 205-20, “Discontinued Operations,” the results of operations related to the Cederroth business are reported as discontinued operations for all periods presented. During the three and six months ended March 31, 2009, the company recorded adjustments to the gain on the sale of Cederroth to lower the gain by $10,000 and increase the gain by $71,000, respectively.

Sally Holdings, Inc.

Prior to November 16, 2006, the company operated a beauty supply distribution business which included two segments: (1) Sally Beauty Supply, a domestic and international chain of cash-and-carry stores offering professional beauty supplies to both salon professionals and retail consumers, and (2) Beauty Systems Group, a full-service beauty supply distributor offering professional brands directly to salons through its own sales force and professional-only stores in exclusive territories in North America and Europe. These two segments comprised Sally Holdings, a wholly-owned subsidiary of the company. On June 19, 2006, the company announced a plan to split Sally Holdings from the consumer products business. Pursuant to an Investment Agreement, on November 16, 2006:

•	The company separated into two publicly-traded companies: New Alberto Culver and Sally Beauty Holdings, Inc. (New Sally);

•

CDRS Acquisition LLC, a limited liability company organized by Clayton, Dubilier & Rice Fund VII, L.P., invested $575 million in New Sally in exchange for an equity interest representing approximately 47.55% of New Sally common stock on a fully diluted basis, and Sally Holdings incurred approximately $1.85 billion of indebtedness and

•

The company’s shareholders received, for each share of common stock then owned, (i) one share of common stock of New Alberto Culver, (ii) one share of common stock of New Sally and (iii) a $25.00 per share special cash dividend.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

This separation of the company into New Alberto Culver and New Sally involving Clayton, Dubilier & Rice (CD&R) is hereafter referred to as the “Separation.” In accordance with the provisions of FASB ASC Subtopic 205-20, the results of operations related to Sally Holdings’ beauty supply distribution business are reported as discontinued operations for all periods presented. The results of discontinued operations related to Sally Holdings for the three and six months ended March 31, 2010 and 2009 were as follows (in thousands):

	Three Months Ended March 31		Six Months Ended March 31
	2010	2009	2010	2009
Earnings before provision for income taxes*	$394	409	$327	847
Provision for income taxes	146	151	121	313

Earnings from discontinued operations, net of income taxes	$248	258	$206	534

*	Primarily reflects favorable adjustments to self-insurance reserves for pre-Separation Sally claims retained by the company.

(3)	RESTRUCTURING AND OTHER

Restructuring and other expenses during the three and six months ended March 31, 2010 and 2009 consist of the following (in thousands):

	Three Months Ended March 31		Six Months Ended March 31
	2010	2009	2010	2009
Severance and other exit costs	$(115)	(72)	$3,472	270
Impairment and other property, plant and equipment charges	636	22	1,306	147
Loss (gain) on sale of assets	—	32	—	(93)
Other	(118)	(3)	(166)	(53)

	$403	(21)	$4,612	271

Severance and Other Exit Costs

In November 2006, the company committed to a plan to terminate employees as part of a reorganization following the Separation. In connection with this reorganization plan, on December 1, 2006 the company announced that it was going to close its manufacturing facility in Dallas, Texas. The company’s worldwide workforce has been reduced by approximately 215 employees as a result of the reorganization plan, including 125 employees from the Dallas, Texas manufacturing facility. Through March 31, 2010, the company has recorded cumulative charges related to this plan of $15.0 million for severance, $254,000 for contract termination costs and $1.4 million for other exit costs.

In October 2007, the company committed to a plan primarily related to the closure of its manufacturing facility in Toronto, Canada. As part of the plan, the company’s workforce has been reduced by approximately 125 employees. Through March 31, 2010, the company has recorded cumulative charges related to this plan of $2.5 million for severance, $17,000 for contract termination costs and $425,000 for other exit costs.

In May 2008, the company committed to a plan related to its Puerto Rico operations, including closing its manufacturing facility, reducing its headcount and relocating to a smaller commercial office. As part of the plan, the company’s workforce has been reduced by approximately 100 employees. Through March 31, 2010, the company has recorded cumulative charges related to this plan of $1.7 million for severance, $201,000 for contract termination costs and $1.2 million for other exit costs.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

The following table reflects the activity related to the three aforementioned restructuring plans during the six months ended March 31, 2010 (in thousands):

	Liability at September 30, 2009	New Charges & Adjustments		Cash Payments & Other	Liability at March 31, 2010
Severance	$328	—		(18)	310
Contract termination costs	—	210		(76)	134
Other	70	13		(67)	16

	$398	223	*	(161)	460

In June 2009, the company committed to a plan primarily related to the downsizing of its manufacturing facility and the consolidation of its warehouse and office facilities in Chatsworth, California. As part of this plan, the company’s workforce will be reduced by approximately 160 employees. Through March 31, 2010, the company has recorded cumulative charges related to this plan of $1.9 million for severance and $785,000 for other exit costs.

In November 2009, the company committed to a plan primarily related to ceasing all manufacturing activities at its facility in Chatsworth, California. This plan is in addition to the company’s initial plan to downsize the Chatsworth manufacturing facility, which is described above. As part of this new plan, the company’s workforce will be further reduced by approximately 110 employees. Through March 31, 2010, the company has recorded cumulative charges related to this plan of $3.3 million for severance and $144,000 for other exit costs.

The following table reflects the activity related to the company’s two Chatsworth, California restructuring plans during the six months ended March 31, 2010 (in thousands):

	Liability at September 30, 2009	New Charges & Adjustments		Cash Payments & Other	Liability at March 31, 2010
Severance	$1,963	3,065		(768)	4,260
Other	432	184		(341)	275

	$2,395	3,249	*	(1,109)	4,535

*	The sum of these amounts from the tables above represents the $3.5 million of total charges for severance and other exit costs recorded during the first half of fiscal year 2010.

In response to the manufacturing and supply chain disruptions the company is experiencing in the United States, management has delayed the closing of the Chatsworth, California facility. This delay did not result in any significant adjustments to restructuring charges or existing reserves. Management remains committed to its plan to cease all manufacturing in Chatsworth, California and intends to execute this plan on a revised timetable taking into consideration the progress made on the resolution of the manufacturing and supply chain issues referred to above. Management’s current estimate is that cash payments related to these plans will be substantially completed during the second half of fiscal year 2011.

Impairment and Other Property, Plant and Equipment Charges

During the first half of fiscal year 2010, the company recorded fixed asset charges of $1.3 million, primarily related to the write-down of certain manufacturing equipment and leasehold improvements in connection with the company’s two Chatsworth, California restructuring plans. During the first half of fiscal year 2009, the company recorded fixed asset charges of $147,000 related to the closure of the Puerto Rico manufacturing facility.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$50,529	—	—	50,529
Auction rate securities	—	—	57,632	57,632
Derivative instruments	—	217	—	217
Other	454	—	—	454

	$50,983	217	57,632	108,832

Liabilities:
Derivative instruments	$—	555	—	555

	$—	555	—	555

The following table summarizes the company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 (in thousands):

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

Auction Rate Securities – Prior to the second quarter of fiscal year 2008, the company regularly invested in auction rate securities (ARS) which typically are bonds with long-term maturities that have interest rates which reset at intervals of up to 35 days through an auction process. These investments are considered available for sale in accordance with FASB ASC Topic 320, “Debt and Equity Securities.” All of the company’s remaining investments in ARS at March 31, 2010 represent interests in pools of student loans and have AAA/Aaa credit ratings. In addition, all of these securities carry an indirect guarantee by the U.S. federal government of at least 97% of the par value through the Federal Family Education Loan Program (FFELP). Based on these factors and the credit worthiness of the underlying assets, the company does not believe that it has significant principal risk with regard to these investments.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Historically, the periodic auctions for these ARS investments have provided a liquid market for these securities. As a result, the company carried its investments at par value, which approximated fair value, and classified them as short-term in the consolidated balance sheets. Since the second quarter of fiscal year 2008, each of the company’s remaining ARS investments has experienced multiple failed auctions, meaning that there have been insufficient bidders to match the supply of securities submitted for sale. During the first half of fiscal year 2010, the company did not redeem any ARS investments as a result of successful auctions as all auctions for the company’s remaining ARS investments continued to fail during the period. In addition, the company did not recognize any realized gains or losses from the sale of ARS investments in its statement of earnings. The company continues to earn interest on its investments at the maximum contractual rate and continues to collect the interest in accordance with the stated terms of the securities. At March 31, 2010, the company’s outstanding ARS investments carried a weighted average tax exempt interest rate of 0.4% .

During the second quarter of fiscal year 2010, a $1.0 million portion of one of the company’s ARS investments was settled by the issuer at the full par value.

At March 31, 2010, the company has ARS investments with a total par value of $60.3 million. The company has recorded these investments on its consolidated balance sheet at an estimated fair value of $57.6 million and recorded an unrealized loss of $2.7 million in accumulated other comprehensive income (loss), reflecting the decline in the estimated fair value. The unrealized loss has been recorded in accumulated other comprehensive income (loss) and not the statement of earnings as the company has concluded at March 31, 2010 that no other-than-temporary impairment losses have occurred because its investments continue to be of high credit quality and the company does not have the intent to sell these investments, nor is it more likely than not that the company will be required to sell these investments until the anticipated recovery in market value occurs. The company will continue to analyze its ARS in future periods for impairment and may be required to record a charge in its statement of earnings in future periods if the decline in fair value is determined to be other-than-temporary. The fair value of these securities has been estimated by management using unobservable input data from external sources. Because there is no active market for these securities, management utilized a discounted cash flow valuation model to estimate the fair value of each individual security, with the key assumptions in the model being the expected holding period for the ARS, the expected coupon rate over the holding period and the required rate of return by market participants (discount rate), adjusted to reflect the current illiquidity in the market. For each of the company’s existing securities, the model calculates an expected periodic coupon rate using regression analysis and a market required rate of return that includes a risk-free interest rate and a credit spread. At March 31, 2010, the estimated required rate of return was adjusted by a spread of 150 basis points to reflect the illiquidity in the market. The model then discounts the expected coupon rate at the adjusted discount rate to arrive at the fair value price. At March 31, 2010, the assumed holding period for the ARS was three years and the weighted average expected coupon rate and adjusted discount rate used in the valuation model were 5.7% and 2.9%, respectively.

All of the company’s outstanding ARS investments have been classified as long-term on the March 31, 2010 balance sheet as the company cannot be certain that they will settle within the next twelve months. The company’s outstanding ARS investments have scheduled maturities ranging from 2029 to 2042. It is management’s intent to hold these investments until the company is able to recover the full par value, either through issuer calls, refinancings or other refunding initiatives, the recovery of the auction market or the emergence of a new secondary market. Management’s assumption used in the current fair value estimates is that this will occur within the next three years.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

The following table provides a reconciliation for the first half of fiscal year 2010 between the beginning and ending balances of the company’s ARS investments, which are measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Auction Rate Securities
Balance at September 30, 2009	$58,412
Settlement of a portion of one security at par	(1,000)
Unrealized gain included in other comprehensive income	220

Balance at March 31, 2010	$57,632

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

Certain of the company’s foreign subsidiaries have entered into foreign currency forward contracts in an attempt to minimize the impact of short-term currency fluctuations on forecasted sales and inventory purchases denominated in currencies other than their functional currencies. These contracts are designated as cash flow hedging instruments in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” As a result, unrealized gains and losses on these contracts are recorded to accumulated other comprehensive income (loss) until the underlying hedged items are recognized through operations. The ineffective portion of a contract’s change in fair value is immediately recognized through operations. At March 31, 2010, the notional amount of these outstanding forward contracts in U.S. dollars was $54.7 million and the contracts settle or mature within the next 18 months. The following table provides information on these foreign currency forward contracts as of March 31, 2010 and September 30, 2009 and for the three and six months ended March 31, 2010 and 2009 (in thousands):

	March 31, 2010	September 30, 2009
Fair value of assets (1)	$127	$—
Fair value of liabilities (2)	494	1,944
Amount of pre-tax gain (loss) recorded in accumulated other comprehensive income (loss)	(318)	2,007

	Three Months Ended March 31		Six Months Ended March 31
	2010	2009	2010	2009
Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income (loss) to earnings (3)	$(290)	104	$(678)	104

(1)	Amounts included in other current assets on the consolidated balance sheets.
(2)	Amounts included in accrued expenses on the consolidated balance sheets.
(3)	Amounts primarily included in net sales on the consolidated statements of earnings.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

The company also recognized immaterial gains and losses in earnings due to ineffectiveness of these foreign currency forward contracts during the three and six months ended March 31, 2010 and 2009. These amounts are included in advertising, marketing, selling and administrative expenses on the consolidated statements of earnings.

In addition, certain of the company’s foreign subsidiaries have entered into a series of foreign currency forward contracts to hedge their net balance sheet exposures for amounts designated in currencies other than their functional currencies. These contracts are not designated as hedging instruments and therefore do not qualify for hedge accounting treatment under FASB ASC Topic 815. As a result, gains and losses on these contracts are recorded directly to the statement of earnings and serve to offset the related exchange gains or losses on the underlying exposures. At March 31, 2010, the notional amount of these outstanding foreign currency forward contracts in U.S. dollars was $15.7 million and the contracts settle or mature within the next six months. The following table provides information on these foreign currency forward contracts as of March 31, 2010 and September 30, 2009 and for the three and six months ended March 31, 2010 and 2009 (in thousands):

	March 31, 2010	September 30, 2009
Fair value of assets (1)	$90	$—
Fair value of liabilities (2)	61	590

	Three Months Ended March 31		Six Months Ended March 31
	2010	2009	2010	2009
Amount of pre-tax gain (loss) recorded in earnings (3)	$(188)	(118)	$(381)	(118)

(1)	Amounts included in other current assets on the consolidated balance sheets.
(2)	Amounts included in accrued expenses on the consolidated balance sheets.
(3)	Amounts primarily included in net sales on the consolidated statements of earnings.

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

In accordance with FASB ASC Topic 350, “Intangibles-Goodwill and Other,” the company’s goodwill is tested for impairment annually or more frequently if significant events or changes indicate possible impairment. The company’s annual goodwill impairment analysis was completed in the second quarter of fiscal year 2010 and resulted in no impairments.

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

ALBERTO CULVER COMPANY AND SUBSIDIARIES

(5)	STOCKHOLDERS’ EQUITY

During the first half of fiscal year 2010, the company purchased 539,181 shares of common stock in the open market for an aggregate purchase price of $14.7 million. Since the share buyback program was approved by the board of directors in November 2006 for 5 million shares of common stock and in July 2008 for an additional 5 million shares, the company has purchased a total of 4,759,302 shares for an aggregate purchase price of $125.6 million. At March 31, 2010, the company has authorization remaining to purchase a total of 5,240,698 shares.

The company’s $300 million revolving credit facility, as amended, includes a covenant that limits the company’s ability to purchase its common stock or pay dividends if the cumulative stock repurchases plus cash dividends exceeds $250 million plus 50% of “consolidated net income” (as defined in the credit agreement) commencing January 1, 2007.

During the six months ended March 31, 2010 and 2009, the company acquired $1.0 million and $442,000, respectively, of common stock surrendered by employees in connection with the payment of withholding taxes as provided under the terms of certain incentive plans. In addition, during the six months ended March 31, 2010, the company acquired $66,000 of common stock surrendered by employees to pay the exercise price of stock options. All shares acquired under these plans are not subject to the company’s stock repurchase program.

(6)	WEIGHTED AVERAGE SHARES OUTSTANDING

The following table provides information on basic and diluted weighted average shares outstanding (in thousands):

	Three Months Ended March 31		Six Months Ended March 31
	2010	2009	2010	2009
Basic weighted average shares outstanding	97,918	97,640	97,863	97,583
Effect of dilutive securities:
Assumed exercise of stock options	1,539	1,277	1,565	1,252
Assumed vesting of restricted stock	192	158	215	144

Diluted weighted average shares outstanding	99,649	99,075	99,643	98,979

The computations of diluted weighted average shares outstanding for the three and six months ended March 31, 2010 exclude stock options for 2.8 million shares and 2.5 million shares, respectively, since the options were anti-dilutive. Stock options for 3.1 million shares were anti-dilutive for the three and six months ended March 31, 2009.

(7)	STOCK-BASED COMPENSATION

The company recognizes compensation expense for stock options on a straight-line basis over the vesting period or to the date a participant becomes eligible for retirement, if earlier. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. During the first half of fiscal year 2010, there were no significant changes to the assumptions used in calculating the fair value of stock options. The company also amortizes the total fair market value of restricted shares on the date of grant to expense on a straight-line basis over the vesting period or to the date a participant becomes eligible for retirement, if earlier.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

In the second quarter of fiscal year 2010, the company recorded stock-based compensation expense, which includes stock option expense and amortization expense related to restricted shares, that reduced earnings from continuing operations before provision for income taxes by $3.6 million, provision for income taxes by $1.2 million, earnings from continuing operations by $2.4 million and diluted earnings per share from continuing operations by 2 cents. In the first half of fiscal year 2010, the company recorded stock-based compensation expense that reduced earnings from continuing operations before provision for income taxes by $6.5 million, provision for income taxes by $2.3 million, earnings from continuing operations by $4.2 million and diluted earnings per share from continuing operations by 4 cents. In the second quarter of fiscal year 2009, the company recorded stock-based compensation expense that reduced earnings from continuing operations before provision for income taxes by $2.4 million, provision for income taxes by $842,000, earnings from continuing operations by $1.6 million and diluted earnings per share from continuing operations by 2 cents. In the first half of fiscal year 2009, the company recorded stock-based compensation expense that reduced earnings from continuing operations before provision for income taxes by $6.1 million, provision for income taxes by $2.1 million, earnings from continuing operations by $4.0 million and diluted earnings per share from continuing operations by 4 cents. The expense amounts in the first quarter of each fiscal year include the immediate expensing of the fair value of stock options and restricted shares granted during the quarter to participants who had already met the definition of retirement under the respective plans. The amortization expense amounts in the second quarter of each fiscal year include the immediate expensing of the fair value of restricted shares granted during the quarter to certain non-employee directors who had already met the service requirement under the current restricted stock plan. Stock-based compensation expense is included in advertising, marketing, selling and administrative expenses in the consolidated statements of earnings.

During the first half of fiscal year 2010, the company granted 1.2 million stock options and 195,000 restricted shares under its existing stock-based compensation plans.

(8)	COMPREHENSIVE INCOME

Comprehensive income consists of net earnings, foreign currency translation adjustments and the unrealized gains (losses) on ARS investments and cash flow hedges as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31		March 31
	2010	2009	2010	2009
Net earnings	$30,141	28,078	$66,734	59,732
Other comprehensive income adjustments:
Foreign currency translation during the period	(26,330)	(4,660)	(26,361)	(39,513)
Unrealized gain (loss) on ARS investments	92	(192)	220	(896)
Unrealized gain on cash flow hedges, net of income taxes of $95 and $450 for the three and six months ended March 31, 2010, respectively	322	83	1,239	83

Comprehensive income	$4,225	23,309	$41,832	19,406

ALBERTO CULVER COMPANY AND SUBSIDIARIES

(9)	BUSINESS SEGMENT INFORMATION

Segment information for the three and six months ended March 31, 2010 and 2009 is as follows (in thousands):

	Three Months Ended March 31		Six Months Ended March 31
	2010	2009	2010	2009
Net sales:
United States	$225,707	229,643	$444,554	454,108
International	159,098	114,689	303,215	243,058

	$384,805	344,332	$747,769	697,166

Earnings from continuing operations before provision for income taxes:
United States	$29,767	36,862	$75,778	80,976
International	17,594	7,471	40,162	26,647

Segment operating profit	47,361	44,333	115,940	107,623
Stock-based compensation expense (note 7)	(3,641)	(2,414)	(6,496)	(6,088)
Transaction expenses (note 10)	111	—	(6,004)	—
Restructuring and other (note 3)	(403)	21	(4,612)	(271)
Interest income, net	34	659	292	1,951

	$43,462	42,599	$99,120	103,215

(10)	ACQUISITIONS AND DIVESTITURE

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

On December 18, 2009, the company acquired all of the issued and outstanding shares of Simple, a leading skin care company based in the United Kingdom that was owned primarily by Duke Street, a mid-market private equity fund. The company believes that the Simple line of products will strengthen its global beauty care portfolio by providing growth opportunities in the skin care category.

The total purchase price was $385.0 million (net of cash acquired), and the transaction was funded from the company’s existing cash. The company also incurred $6.0 million of transaction expenses in connection with the acquisition which were recorded in the statement of earnings in the first half of fiscal year 2010 in accordance with FASB ASC Topic 805. These transaction expenses are not expected to give rise to an income tax benefit.

The results of operations of Simple have been included in the consolidated financial statements from the date of acquisition. The amount of net sales and net earnings directly attributable to Simple included in the consolidated statement of earnings for the three and six months ended March 31, 2010 is as follows (in thousands):

	Three Months Ended March 31, 2010	Six Months Ended March 31, 2010
Net sales	$23,665	$26,029
Net earnings	4,061	4,702

ALBERTO CULVER COMPANY AND SUBSIDIARIES

The company’s consolidated balance sheet as of March 31, 2010 reflects the allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. This allocation is preliminary, pending the finalization of the detailed analyses and third-party valuations that management utilizes to make the fair value estimates. The preliminary purchase price allocation resulted in goodwill of $297.5 million, which is not expected to be deductible for income tax purposes. The goodwill balance is primarily attributable to end-consumer loyalty and other intangible assets that do not qualify for separate recognition. The following illustrates the allocation of the preliminary purchase price to the assets acquired and liabilities assumed (in thousands):

Accounts receivable	$23,627
Inventories	7,383
Goodwill	297,492
Trade name	80,330
Customer relationship intangible assets	17,456
Accounts payable and accrued expenses	(16,512)
Income taxes*	(26,470)
Other	1,729

$385,035

*	Primarily reflects long-term deferred tax liabilities related to the acquired trade name and customer relationship intangible assets, which are not expected to be deductible for income tax purposes.

Management has determined that the acquired Simple trade name has an indefinite life, which is consistent with the company’s treatment of its existing trade names. The acquired customer relationship intangible assets will be amortized over a period of 15 years.

The following table provides pro forma consolidated results for the three and six months ended March 31, 2010 and 2009 as if Simple had been acquired as of the beginning of each period. Anticipated cost savings and other effects of the planned integration of Simple are not included in the pro forma results. The pro forma amounts presented are not necessarily indicative of the results that would have occurred had the acquisition been completed as of the beginning of each period, nor are the pro forma amounts necessarily indicative of future results.

	Three Months Ended		Six Months Ended
	March 31		March 31
(In thousands)	2010	2009	2010	2009
Pro forma net sales	$384,805	364,288	$772,305	740,614
Pro forma earnings from continuing operations*	29,782	30,101	79,699	68,230
Pro forma net earnings*	30,030	30,349	79,905	68,835

*	The estimated results exclude the $6.0 million of transaction expenses incurred by the company in connection with the acquisition, as well as the transaction expenses incurred by Simple prior to the closing date of the acquisition.

On August 31, 2009, the company sold its New Zealand subsidiaries, including the BDM Grange distribution business, to an investment group including members of the local management team in exchange for $6.2 million in cash and a $1.7 million short-term note. The new company continues to distribute the company’s branded beauty products in New Zealand under a distribution agreement entered into at the time of the sale.

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

ALBERTO CULVER COMPANY AND SUBSIDIARIES

On October 1, 2008, the company acquired the Noxzema skin care business in the United States, Canada and portions of Latin America, as well as the worldwide rights and trademarks to the Noxzema brand. The total purchase price was $83.6 million, with $81.0 million paid at closing. In addition to the amount paid at closing, the company also incurred $2.6 million of legal and professional service fees in connection with this acquisition. Goodwill of $60.6 million, a trade name of $15.4 million and other intangible assets of $7.6 million have been recorded as a result of the purchase price allocation and are expected to be deductible for tax purposes. The acquisition was accounted for using the purchase method and, accordingly, the results of operations of Noxzema have been included in the consolidated financial statements from the date of acquisition.

(11)	GOODWILL AND TRADE NAMES

The changes in the carrying amounts of goodwill by reportable segment for the six months ended March 31, 2010 are as follows (in thousands):

	United
	States	International	Total
Balance at September 30, 2009	$195,290	28,973	224,263
Additions	4,811	297,492	302,303
Foreign currency translation	—	(18,160)	(18,160)

Balance at March 31, 2010	$200,101	308,305	508,406

The addition to International goodwill in the first half of fiscal year 2010 is related to the acquisition of Simple in December 2009 which resulted in the recognition of $297.5 million of goodwill, all of which is included in the International reportable segment.

Goodwill in the United States increased $4.8 million during the first half of fiscal year 2010 for additional consideration related to the acquisition of Nexxus Products Company (Nexxus). In accordance with the Nexxus purchase agreement dated May 18, 2005, additional consideration of up to $55 million may be paid over the ten years following the closing of the acquisition based on a percentage of sales of Nexxus branded products. Such additional consideration is being accrued in the period the company becomes obligated to pay the amounts and is increasing the amount of goodwill resulting from the acquisition. Through fiscal year 2009, the company has paid $25.5 million of additional consideration based on sales of Nexxus products through June 30, 2009. As of March 31, 2010, the company owed $5.4 million of additional consideration for the period from July 1, 2009 to March 31, 2010 which is expected to be paid in the fourth quarter of fiscal year 2010.

Indefinite-lived trade names by reportable segment at March 31, 2010 and September 30, 2009 are as follows (in thousands):

	March 31, 2010	September 30, 2009
United States	$72,185	$72,385
International	92,696	17,307

	$164,881	$89,692

The change in International trade names is primarily due to the acquisition of Simple in December 2009 which resulted in the recognition of a new $80.3 million trade name, all of which is included in the International reportable segment.

(12)	SUBSEQUENT EVENT

In April 2010, the company resolved an ongoing dispute with a supplier. As a result, the company expects to record a one-time, pre-tax benefit of $8.8 million in the third quarter of fiscal year 2010, which includes the forgiveness of $5.9 million of obligations owed to the supplier (this amount is reflected in accounts payable on the March 31, 2010 consolidated balance sheet) and the receipt of $2.9 million in cash from the supplier. Through March 31, 2010, the company has incurred pre-tax charges totaling $3.8 million related to this dispute, all of which have been recorded to the consolidated statements of earnings in the periods incurred.

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

OVERVIEW

RECENT DEVELOPMENTS

United States Manufacturing and Supply Chain Issues

Net sales and operating results in the United States in the second quarter and first half of fiscal year 2010 were negatively impacted by manufacturing and supply chain disruptions primarily related to the consolidation and transition of the company’s North America manufacturing network.

In addition, in December 2009 the company implemented a new ERP system at its various locations in the United States. While the system is fully operational in all of the company’s U.S. facilities, this change added complexity as the company works toward optimizing its North America manufacturing network. As with any new system, the learning curve has slowed down the resolution of the manufacturing and supply chain disruptions.

At this time, the company cannot fully predict the extent of the effect that these disruptions will have on the operating results of the U.S. business for fiscal year 2010. However, management considers these issues to be short-term in nature and has added significant resources to address them. Management continues to be confident that the initiative to consolidate and transition the company’s North America manufacturing network will provide operational flexibility and financial benefits to the organization once it is optimized and will help facilitate future growth.

Soft & Beautiful Relaxer Kits

The company recently identified a trend of increased consumer complaints related to a segment of its Soft & Beautiful relaxer kits. As a result, management reviewed all available information relating to these complaints and the manufacturing and distribution of these kits. For fiscal year 2009, sales of Soft & Beautiful relaxer kits related to the affected items represented approximately 1% of total net sales. Out of an abundance of caution, management also reviewed the level of complaints for the entire relaxer business and did not identify the same trends in any other relaxer brand.

During the second quarter of fiscal year 2010, management initiated a voluntary withdrawal program to retrieve relaxer kits related to the affected items that remained in the distribution channel or on-shelf at the customer level. As a result, the company incurred total pre-tax charges of $4.9 million during the quarter, which are reflected in the following line items of the consolidated statement of earnings (in thousands):

Net sales	$1,176
Cost of products sold	1,410
Advertising, marketing, selling and administrative expenses	2,326

$4,912

These charges reduced earnings from continuing operations before provision for income taxes by $4.9 million, provision for income taxes by $1.5 million, earnings from continuing operations by $3.4 million and diluted earnings per share from continuing operations by 3 cents.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Management believes that most of the overall costs of this voluntary withdrawal have been incurred and recorded in the second quarter; however, certain costs are expected to continue into the third quarter of fiscal year 2010 as the withdrawal effort is concluded. While it is difficult to predict with certainty the overall amount of charges, based upon management’s current knowledge of the status of the program and the related facts and circumstances, it is not expected to exceed $6.0 million.

Dispute with a Supplier

In April 2010, the company resolved an ongoing dispute with a supplier. As a result, the company expects to record a one-time, pre-tax benefit of $8.8 million in the third quarter of fiscal year 2010, which includes the forgiveness of $5.9 million of obligations owed to the supplier (this amount is reflected in accounts payable on the March 31, 2010 consolidated balance sheet) and the receipt of $2.9 million in cash from the supplier. Through March 31, 2010, the company has incurred pre-tax charges totaling $3.8 million related to this dispute, all of which have been recorded to the consolidated statements of earnings in the periods incurred.

DISCONTINUED OPERATIONS

Cederroth International

Prior to July 31, 2008, the company owned and operated the Cederroth International (Cederroth) business which manufactured, marketed and distributed beauty, health care and household products throughout Scandinavia and in other parts of Europe. On May 18, 2008, the company entered into an agreement to sell its Cederroth business to CapMan, a Nordic based private equity firm. Pursuant to the transaction agreement, on July 31, 2008 Cederroth Intressenter AB, a company owned by two funds controlled by CapMan, purchased all of the issued and outstanding shares of Cederroth International AB in exchange for 159.5 million Euros from Alberto Culver AB, a wholly-owned Swedish subsidiary of the company. The Euros were immediately converted into $243.8 million based on the deal contingent Euro forward contract entered into by the company in connection with the transaction. The purchase price was adjusted in the first and third quarters of fiscal year 2009, resulting in total cash payments of $1.5 million from Alberto Culver AB to CapMan. These adjustments resulted from differences between final, agreed-upon balances of cash, debt and working capital as of the July 31, 2008 closing date and estimates assumed in the transaction agreement.

In accordance with the provisions of the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) Subtopic 205-20, “Discontinued Operations,” the results of operations related to the Cederroth business are reported as discontinued operations for all periods presented.

Sally Holdings, Inc.

Prior to November 16, 2006, the company operated a beauty supply distribution business which included two segments: (1) Sally Beauty Supply, a domestic and international chain of cash-and-carry stores offering professional beauty supplies to both salon professionals and retail consumers, and (2) Beauty Systems Group, a full-service beauty supply distributor offering professional brands directly to salons through its own sales force and professional-only stores in exclusive territories in North America and Europe. These two segments comprised Sally Holdings, Inc. (Sally Holdings), a wholly-owned subsidiary of the company. On June 19, 2006, the company announced a plan to split Sally Holdings from the consumer products business. Pursuant to an Investment Agreement, on November 16, 2006:

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

ALBERTO CULVER COMPANY AND SUBSIDIARIES

The separation of the company into New Alberto Culver and New Sally is hereafter referred to as the “Separation.” In accordance with the provisions of the FASB ASC Subtopic 205-20, the results of operations related to Sally Holdings’ beauty supply distribution business are reported as discontinued operations for all periods presented.

NON-GAAP FINANCIAL MEASURES

The company’s financial results in the second quarter and first half of fiscal years 2010 and 2009 were affected by restructuring and certain other discrete items. The company has implemented several restructuring and reorganization plans since the Separation, which are summarized in the “Overview – Restructuring and Other” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) below. All costs incurred related to these plans are classified as “restructuring and other” on the consolidated statements of earnings for all periods presented. In addition, in the first half of fiscal year 2010, the company incurred transaction expenses related to the acquisition of Simple Health and Beauty Group Limited (Simple) and costs related to a dispute with a supplier. All of these costs and expenses relate to restructuring plans implemented by the company and/or specific transactions and issues rather than the normal ongoing operations of the company’s businesses. Finally, the company’s provision for income taxes in the second quarter and first half of fiscal years 2010 and 2009 includes certain discrete tax items that relate to specific events and transactions that occurred in the respective periods rather than the normal ongoing tax effects of the company’s results of operations.

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

ALBERTO CULVER COMPANY AND SUBSIDIARIES

RESTRUCTURING AND OTHER

Restructuring and other expenses during the three and six months ended March 31, 2010 and 2009 consist of the following (in thousands):

	Three Months Ended		Six Months Ended
	March 31		March 31
	2010	2009	2010	2009
Severance and other exit costs	$(115)	(72)	$3,472	270
Impairment and other property, plant and equipment charges	636	22	1,306	147
Loss (gain) on sale of assets	—	32	—	(93)
Other	(118)	(3)	(166)	(53)

	$403	(21)	$4,612	271

Severance and Other Exit Costs

In November 2006, the company committed to a plan to terminate employees as part of a reorganization following the Separation. In connection with this reorganization plan, on December 1, 2006 the company announced that it was going to close its manufacturing facility in Dallas, Texas. The company’s worldwide workforce has been reduced by approximately 215 employees as a result of the reorganization plan, including 125 employees from the Dallas, Texas manufacturing facility. Through March 31, 2010, the company has recorded cumulative charges related to this plan of $15.0 million for severance, $254,000 for contract termination costs and $1.4 million for other exit costs.

In October 2007, the company committed to a plan primarily related to the closure of its manufacturing facility in Toronto, Canada. As part of the plan, the company’s workforce has been reduced by approximately 125 employees. Through March 31, 2010, the company has recorded cumulative charges related to this plan of $2.5 million for severance, $17,000 for contract termination costs and $425,000 for other exit costs.

In May 2008, the company committed to a plan related to its Puerto Rico operations, including closing its manufacturing facility, reducing its headcount and relocating to a smaller commercial office. As part of the plan, the company’s workforce has been reduced by approximately 100 employees. Through March 31, 2010, the company has recorded cumulative charges related to this plan of $1.7 million for severance, $201,000 for contract termination costs and $1.2 million for other exit costs.

The following table reflects the activity related to the three aforementioned restructuring plans during the six months ended March 31, 2010 (in thousands):

	Liability at	New Charges		Cash Payments	Liability at
	September 30, 2009	& Adjustments		& Other	March 31, 2010
Severance	$328	—		(18)	310
Contract termination costs	—	210		(76)	134
Other	70	13		(67)	16

	$398	223	*	(161)	460

In June 2009, the company committed to a plan primarily related to the downsizing of its manufacturing facility and the consolidation of its warehouse and office facilities in Chatsworth, California. As part of this plan, the company’s workforce will be reduced by approximately 160 employees. Through March 31, 2010, the company has recorded cumulative charges related to this plan of $1.9 million for severance and $785,000 for other exit costs.

In November 2009, the company committed to a plan primarily related to ceasing all manufacturing activities at its facility in Chatsworth, California. This plan is in addition to the company’s initial plan to downsize the Chatsworth manufacturing facility, which is described above. As part of this new plan, the company’s workforce will be further reduced by approximately 110 employees. Through March 31, 2010, the company has recorded cumulative charges related to this plan of $3.3 million for severance and $144,000 for other exit costs.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

The following table reflects the activity related to the company’s two Chatsworth, California restructuring plans during the six months ended March 31, 2010 (in thousands):

	Liability at	New Charges		Cash Payments	Liability at
	September 30, 2009	& Adjustments		& Other	March 31, 2010
Severance	$1,963	3,065		(768)	4,260
Other	432	184		(341)	275

	$2,395	3,249	*	(1,109)	4,535

*	The sum of these amounts from the tables above represents the $3.5 million of total charges for severance and other exit costs recorded during the first half of fiscal year 2010.

In response to the manufacturing and supply chain disruptions the company is experiencing in the United States, management has delayed the closing of the Chatsworth, California facility. This delay did not result in any significant adjustments to restructuring charges or existing reserves. Management remains committed to its plan to cease all manufacturing in Chatsworth, California and intends to execute this plan on a revised timetable taking into consideration the progress made on the resolution of the manufacturing and supply chain issues referred to above. Management’s current estimate is that cash payments related to these plans will be substantially completed during the second half of fiscal year 2011.

Impairment and Other Property, Plant and Equipment Charges

During the first half of fiscal year 2010, the company recorded fixed asset charges of $1.3 million, primarily related to the write-down of certain manufacturing equipment and leasehold improvements in connection with the company’s two Chatsworth, California restructuring plans. During the first half of fiscal year 2009, the company recorded fixed asset charges of $147,000 related to the closure of the Puerto Rico manufacturing facility.

Loss (Gain) on Sale of Assets

The company closed on the sale of its manufacturing facility in Puerto Rico on December 19, 2008. The company received net cash proceeds of $722,000 and recognized a pre-tax gain of $93,000 in the first half of fiscal year 2009 as a result of the sale.

Expected Savings

The company’s first three reorganization and restructuring plans have been fully implemented as of March 31, 2010, and the reported financial results reflect the savings realized during those periods. As a result of the newest restructuring plans announced in June 2009 and November 2009 primarily related to the Chatsworth, California facilities, the company expects to recognize additional cost savings of approximately $12 million on an annualized basis once the plans are completed. The additional cost savings will affect advertising, marketing, selling and administrative expenses and gross profit on the consolidated statement of earnings.

AUCTION RATE SECURITIES

Prior to the second quarter of fiscal year 2008, the company regularly invested in auction rate securities (ARS) which typically are bonds with long-term maturities that have interest rates which reset at intervals of up to 35 days through an auction process. These investments are considered available for sale in accordance with FASB ASC Topic 320, “Debt and Equity Securities.” All of the company’s remaining investments in ARS at March 31, 2010 represent interests in pools of student loans and have AAA/Aaa credit ratings. In addition, all of these securities carry an indirect guarantee by the U.S. federal government of at least 97% of the par value through the Federal Family Education Loan Program (FFELP). Based on these factors and the credit worthiness of the underlying assets, the company does not believe that it has significant principal risk with regard to these investments.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Historically, the periodic auctions for these ARS investments have provided a liquid market for these securities. As a result, the company carried its investments at par value, which approximated fair value, and classified them as short-term in the consolidated balance sheets. Starting in the second quarter of fiscal year 2008, each of the company’s remaining ARS investments has experienced multiple failed auctions, meaning that there have been insufficient bidders to match the supply of securities submitted for sale. During the first half of fiscal year 2010, the company did not redeem any ARS investments as a result of successful auctions as all auctions for the company’s remaining ARS investments continued to fail during the period. In addition, the company did not recognize any realized gains or losses from the sale of ARS investments in its statement of earnings. The company continues to earn interest on its investments at the maximum contractual rate and continues to collect the interest in accordance with the stated terms of the securities. At March 31, 2010, the company’s outstanding ARS investments carried a weighted average tax exempt interest rate of 0.4% .

During the second quarter of fiscal year 2010, a $1.0 million portion of one of the company’s ARS investments was settled by the issuer at the full par value.

At March 31, 2010, the company has ARS investments with a total par value of $60.3 million. The company has recorded these investments on its consolidated balance sheet at an estimated fair value of $57.6 million and recorded an unrealized loss of $2.7 million in accumulated other comprehensive income (loss), reflecting the decline in the estimated fair value. The unrealized loss has been recorded in accumulated other comprehensive income (loss) and not the statement of earnings as the company has concluded at March 31, 2010 that no other-than-temporary impairment losses have occurred because its investments continue to be of high credit quality and the company does not have the intent to sell these investments, nor is it more likely than not that the company will be required to sell these investments, until the anticipated recovery in market value occurs. The company will continue to analyze its ARS in future periods for impairment and may be required to record a charge in its statement of earnings in future periods if the decline in fair value is determined to be other-than-temporary. The fair value of these securities has been estimated by management using unobservable input data from external sources. Because there is no active market for these securities, management utilized a discounted cash flow valuation model to estimate the fair value of each individual security, with the key assumptions in the model being the expected holding period for the ARS, the expected coupon rate over the holding period and the required rate of return by market participants (discount rate), adjusted to reflect the current illiquidity in the market. For each of the company’s existing securities, the model calculates an expected periodic coupon rate using regression analysis and a market required rate of return that includes a risk-free interest rate and a credit spread. At March 31, 2010, the estimated required rate of return was adjusted by a spread of 150 basis points to reflect the illiquidity in the market. The model then discounts the expected coupon rate at the adjusted discount rate to arrive at the fair value price. At March 31, 2010, the assumed holding period for the ARS was three years and the weighted average expected coupon rate and adjusted discount rate used in the valuation model were 5.7% and 2.9%, respectively.

All of the company’s outstanding ARS investments have been classified as long-term on the March 31, 2010 balance sheet as the company cannot be certain that they will settle within the next twelve months. The company’s outstanding ARS investments have scheduled maturities ranging from 2029 to 2042. It is management’s intent to hold these investments until the company is able to recover the full par value, either through issuer calls, refinancings or other refunding initiatives, the recovery of the auction market or the emergence of a new secondary market. Management’s assumption used in the current fair value estimates is that this will occur within the next three years.

RESULTS OF OPERATIONS

Comparison of the Quarters Ended March 31, 2010 and 2009

The company recorded second quarter net sales of $384.8 million in fiscal year 2010, an increase of $40.5 million or 11.8% compared to the same period of the prior year. Organic sales, which exclude the effect of foreign currency fluctuations (a positive impact of 4.4%), the net sales of Simple products in 2010 (a positive impact of 6.9%) and the divestiture of the BDM Grange distribution business in New Zealand (an adverse impact of 0.7%), grew 1.2% during the second quarter of fiscal year 2010.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Earnings from continuing operations were $29.9 million for the three months ended March 31, 2010 versus $27.8 million for the same period of the prior year. Diluted earnings per share from continuing operations were 30 cents in the second quarter of fiscal year 2010 compared to 28 cents in the same period of fiscal year 2009. In the second quarter of fiscal year 2010, costs related to a dispute with a supplier reduced earnings from continuing operations by $440,000 and diluted earnings per share from continuing operations by 1 cent.

Excluding restructuring and discrete items, earnings from continuing operations were $30.4 million for the second quarter of fiscal year 2010 or 10.5% higher than the second quarter of fiscal year 2009, when earnings from continuing operations excluding restructuring and discrete items were $27.6 million. Diluted earnings per share from continuing operations excluding restructuring and discrete items increased 10.7% to 31 cents from 28 cents in the comparative period in the prior year.

Net sales for the United States segment decreased to $225.7 million in the second quarter of fiscal year 2010 from $229.6 million in the same quarter last year. Net sales in the United States in the second quarter of fiscal year 2010 were negatively impacted by manufacturing and supply chain disruptions primarily related to the consolidation and transition of the company’s North America manufacturing network and the implementation of a new ERP system in the United States. While these disruptions had an effect on sales of all brands in the United States, certain brands such as Nexxus, St. Ives, Noxzema and multicultural were affected more significantly than others. At a brand level, the overall U.S. sales decrease of 1.7% in the quarter was principally due to lower sales of Nexxus, partly from continued softness in the super premium hair care category and significant new product launches in the prior year, and the company’s multicultural brands, partly from the company’s voluntary withdrawal of select relaxer kit items. In addition, sales in the United States were lower for Noxzema and St. Ives. These decreases were partially offset by higher sales of TRESemmé hair care products. For more information regarding the U.S. manufacturing and supply chain issues and the voluntary withdrawal of relaxer kits, refer to the “Overview-Recent Developments” section of MD&A.

Net sales for the International segment increased 38.7% to $159.1 million in the second quarter of fiscal year 2010 compared to $114.7 million in the comparable period last year. The acquisition of Simple in December 2009 added approximately $23.7 million (20.6%) to sales for the second quarter of fiscal year 2010. The remaining sales increase was primarily attributable to the effect of foreign currency fluctuations (13.0%), as well as higher sales of TRESemmé hair care products (8.7%) . These increases were partially offset by lower multicultural sales and the impact of divesting the BDM Grange distribution business in August 2009.

Gross profit increased $27.5 million or 15.9% to $200.9 million for the second quarter of fiscal year 2010 compared to the second quarter of the prior year. Gross profit, as a percentage of net sales, was 52.2% for the second quarter of fiscal year 2010 compared to 50.3% for the same period in the prior year. Gross profit in the United States in the second quarter of fiscal year 2010 increased $655,000 or 0.6% from the prior year period. As a percentage of net sales, United States’ gross profit was 51.3% during the second quarter of fiscal year 2010 compared to 50.1% in the comparable quarter last year. The gross margin improvement in the United States was primarily attributable to lower commodity costs, partially offset by increased trade promotions, costs related to resolving the company’s manufacturing and supply chain disruptions and charges related to the voluntary withdrawal of select relaxer kit items. Gross profit for the International segment increased $26.9 million or 46.2% in the second quarter of fiscal year 2010 versus last year’s second quarter. As a percentage of net sales, International’s gross profit was 53.5% in the second quarter of fiscal year 2010 compared to 50.7% in the prior year period. The gross profit margin for International also showed improvement due to lower commodity costs, as well as production efficiencies and cost savings initiatives. This improvement was partially offset by the effect of increased trade promotions.

Compared to the prior year, advertising, marketing, selling and administrative expenses in fiscal year 2010 increased $25.7 million or 19.6% for the second quarter. This overall increase consists of higher selling and administrative expenses (10.6%) and advertising and marketing expenses (9.0%).

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Advertising and marketing expenditures increased 20.6% to $69.4 million (18.0% of net sales) in the second quarter of 2010 compared to $57.6 million (16.7% of net sales) in the prior year, primarily due to significant investments behind TRESemmé, Simple’s expenditures in the second quarter of fiscal year 2010 and the effect of foreign currency fluctuations. Advertising and marketing expenditures in the United States increased 4.9% in the second quarter of fiscal year 2010 compared to the same period in the prior year. The increase was primarily due to higher expenditures related to TRESemmé (21.2%), partially offset by lower expenditures for Nexxus (11.9%) and St. Ives (2.4%) . Advertising and marketing expenditures for the International segment increased 52.1% in the second quarter of fiscal year 2010 compared to the same period in the prior year, primarily due to increased expenditures for TRESemmé (24.8%), expenditures related to Simple (18.1%) and the effect of foreign currency fluctuations (12.5%) .

Selling and administrative expenses increased 18.7% to $87.7 million in the second quarter of fiscal year 2010 from $73.9 million in the second quarter of fiscal year 2009. Selling and administrative expenses, as a percentage of net sales, increased to 22.8% in the second quarter of fiscal year 2010 from 21.5% in the comparable period of the prior year. Selling and administrative expenses in the United States increased 14.7% for the second quarter of fiscal year 2010 compared to the prior year period primarily due to costs related to the voluntary withdrawal of certain relaxer kit items and higher implementation costs related to the new ERP system in the United States, including depreciation expense. International’s selling and administrative expenses increased 21.4% in the second quarter of fiscal year 2010 compared to the same quarter last year primarily due to costs incurred by the Simple business and higher implementation costs related to the new ERP system, which are partially allocated to the International segment for reporting purposes. Stock-based compensation expense, which is included in selling and administrative expenses but is not allocated to the company’s reportable segments, was $3.6 million in the second quarter of fiscal year 2010 compared to $2.4 million in the same period in fiscal year 2009.

The company recorded net interest income of $34,000 in the second quarter of fiscal year 2010 and $659,000 in the prior year period. Interest income was $281,000 in the second quarter of fiscal year 2010 and $827,000 in the second quarter of the prior year. The decrease in interest income was principally due to significantly lower interest rates and lower cash balances in the second quarter of fiscal year 2010 compared to last year. Interest expense was $247,000 in the second quarter of fiscal year 2010 and $168,000 in the same period last year.

The provision for income taxes as a percentage of earnings from continuing operations before income taxes was 31.2% and 34.7% in the second quarter of fiscal years 2010 and 2009, respectively. The effective tax rate is lower in 2010 due to the Simple acquisition and the effect of a reorganization of the company’s subsidiaries in Europe.

Comparison of the Six Months Ended March 31, 2010 and 2009

For the six months ended March 31, 2010, net sales increased $50.6 million or 7.3% to $747.8 million compared to the same period of the prior year. Organic sales, which exclude the effect of foreign currency fluctuations (a positive impact of 3.8%), the net sales of Simple products in 2010 (a positive impact of 3.7%) and the divestiture of the BDM Grange distribution business in New Zealand (an adverse impact of 0.8%), grew 0.6% during the first half of fiscal year 2010.

Earnings from continuing operations were $66.5 million for the six months ended March 31, 2010 versus $59.1 million for the same period of the prior year. Diluted earnings per share from continuing operations were 67 cents in the first half of fiscal year 2010 compared to 60 cents in the same period of fiscal year 2009. In the first half of fiscal year 2010, transaction expenses related to the Simple acquisition reduced earnings from continuing operations by $6.0 million and diluted earnings per share from continuing operations by 6 cents, while restructuring and other expenses reduced earnings from continuing operations by $2.9 million and diluted earnings per share from continuing operations by 3 cents. In the first half of fiscal year 2009, the company recognized income tax expense related to discrete tax items which reduced earnings from continuing operations by $8.7 million and diluted earnings per share from continuing operations by 9 cents.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Excluding restructuring and discrete items, earnings from continuing operations were $76.1 million for the first half of fiscal year 2010 or 12.1% higher than the first half of fiscal year 2009, when earnings from continuing operations excluding restructuring and discrete items were $67.9 million. Diluted earnings per share from continuing operations excluding restructuring and discrete items increased 10.1% to 76 cents from 69 cents in the comparative period in the prior year.

Net sales for the United States segment decreased to $444.6 million in the first half of fiscal year 2010 from $454.1 million in the same period last year. Net sales in the United States in the first half of fiscal year 2010 were negatively impacted by manufacturing and supply chain disruptions primarily related to the consolidation and transition of the company’s North America manufacturing network and the implementation of a new ERP system in the United States. While these disruptions had an effect on sales of all brands in the United States, certain brands such as Nexxus, St. Ives, Noxzema and multicultural were affected more significantly than others. At a brand level, the overall U.S. sales decrease of 2.1% in the period was principally due to lower sales of Nexxus, partly from continued softness in the super premium hair care category and significant new product launches and club channel programs in the prior year, and the company’s multicultural brands, partly from the company’s voluntary withdrawal of select relaxer kit items. In addition, sales in the United States were lower for Noxzema, St. Ives and Alberto VO5. These decreases were partially offset by higher sales of TRESemmé hair care products. For more information regarding the U.S. manufacturing and supply chain issues and the voluntary withdrawal of relaxer kits, refer to the “Overview-Recent Developments” section of MD&A.

Net sales for the International segment increased 24.8% to $303.2 million in the first half of fiscal year 2010 compared to $243.1 million in the comparable period last year. The acquisition of Simple in December 2009 added approximately $26.0 million (10.7%) to sales for the first half of fiscal year 2010. The remaining sales increase was primarily attributable to the effect of foreign currency fluctuations (10.7%), as well as higher sales of TRESemmé hair care products (6.8%) . These increases were partially offset by lower multicultural sales and the impact of divesting the BDM Grange distribution business in August 2009.

Gross profit increased $39.3 million or 11.0% to $394.6 million for the first half of fiscal year 2010 compared to the comparable period of the prior year. Gross profit, as a percentage of net sales, was 52.8% for the first half of fiscal year 2010 compared to 51.0% for the same period in the prior year. Gross profit in the United States for the first half of fiscal year 2010 decreased $261,000 or 0.1% from the prior year period. As a percentage of net sales, United States’ gross profit was 51.9% during the first half of fiscal year 2010 compared to 50.9% in the comparable period last year. The gross margin improvement in the United States was primarily attributable to lower commodity costs, partially offset by increased trade promotions, costs related to resolving the company’s manufacturing and supply chain disruptions and charges related to the voluntary withdrawal of select relaxer kit items. Gross profit for the International segment increased $39.5 million or 31.8% in the first half of fiscal year 2010 versus the prior year period. As a percentage of net sales, International’s gross profit was 54.0% in the first half of fiscal year 2010 compared to 51.2% in the prior year period. The gross profit margin for International also showed improvement due to lower commodity costs, as well as production efficiencies and cost savings initiatives. This improvement was partially offset by the effect of increased trade promotions.

Compared to the prior year, advertising, marketing, selling and administrative expenses in fiscal year 2010 increased $31.3 million or 12.3% for the first half. This overall increase consists of higher selling and administrative expenses (7.4%) and advertising and marketing expenses (4.9%).

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Advertising and marketing expenditures increased 11.8% to $119.6 million (16.0% of net sales) in the first half of fiscal year 2010 compared to $107.0 million (15.3% of net sales) in the prior year primarily due to significant investments behind TRESemmé, the effect of foreign currency fluctuations and Simple’s advertising and marketing in the first half of fiscal year 2010. Advertising and marketing expenditures in the United States decreased 0.8% in the first half of fiscal year 2010 compared to the same period in the prior year. The decrease was primarily due to lower expenditures related to Nexxus (12.4%) and Mrs. Dash (2.2%), partially offset by higher expenditures for TRESemmé (13.7%) . Advertising and marketing expenditures for the International segment increased 34.6% in the first half of fiscal year 2010 compared to the same period in the prior year, primarily due to increased expenditures for TRESemmé (17.2%), the effect of foreign currency fluctuations (9.7%) and expenditures related to Simple (9.4%) .

Selling and administrative expenses increased 12.8% to $165.6 million in the first half of fiscal year 2010 from $146.8 million in the first half of fiscal year 2009. Selling and administrative expenses, as a percentage of net sales, increased to 22.1% in the first half of fiscal year 2010 from 21.1% in the comparable period of the prior year. Selling and administrative expenses in the United States increased 6.8% for the first half of fiscal year 2010 compared to the prior year period primarily due to costs related to the voluntary withdrawal of certain relaxer kit items and higher implementation costs related to the new ERP system in the United States, including depreciation expense. International’s selling and administrative expenses increased 21.6% in the first half of fiscal year 2010 compared to the same period last year primarily due to costs incurred by the Simple business, the effect of foreign currency fluctuations and higher implementation costs related to the new ERP system, which are partially allocated to the International segment for reporting purposes. Stock-based compensation expense, which is included in selling and administrative expenses but is not allocated to the company’s reportable segments, was $6.5 million in the first half of fiscal year 2010 compared to $6.1 million in the same period in fiscal year 2009.

The company recorded net interest income of $292,000 in the first half of fiscal year 2010 and $2.0 million in the prior year period. Interest income was $643,000 in the first half of fiscal year 2010 and $2.3 million in the prior year. The decrease in interest income was principally due to significantly lower interest rates and lower cash balances in the first half of fiscal year 2010 compared to last year. Interest expense was $351,000 in the first half of fiscal year 2010 and $356,000 in the same period last year.

The provision for income taxes as a percentage of earnings from continuing operations before income taxes was 32.9% and 42.7% in the first half of fiscal years 2010 and 2009, respectively. The effective tax rate is lower in 2010 due to the Simple acquisition and the effect of a reorganization of the company’s subsidiaries in Europe. In addition, the $6.0 million of transaction expenses recorded in the first half of fiscal year 2010 related to the Simple acquisition are not expected to give rise to an income tax benefit, which resulted in a 1.9 percentage point increase in the effective tax rate in the period. The provision for income taxes in 2009 includes taxes of approximately $8.9 million related to the local currency gain on U.S. dollar denominated cash equivalents held by Alberto Culver AB in Sweden following the sale of Cederroth. This amount resulted in an 8.5 percentage point increase in the effective tax rate in the first half of fiscal year 2009. On October 31, 2008, the remaining proceeds from the Cederroth sale were transferred to a newly formed, wholly-owned subsidiary in the Netherlands, and further exchange rate changes with respect to these proceeds are not expected to result in taxable income for the company.

FINANCIAL CONDITION

March 31, 2010 versus September 30, 2009

Working capital at March 31, 2010 was $271.5 million, a decrease of $318.3 million from working capital of $589.8 million at September 30, 2009. The decrease in working capital was primarily attributable to cash outlays for the acquisition of the Simple business, the purchase of shares of the company’s common stock, capital expenditures and cash dividends. These working capital decreases were partially offset by the working capital generated from operations and cash received from exercises of employee stock options. The March 31, 2010 ratio of current assets to current liabilities of 1.94 to 1.00 decreased from last year end’s ratio of 3.14 to 1.00.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Cash, cash equivalents and long-term investments decreased $379.4 million to $148.8 million compared to last fiscal year end, primarily due to cash outlays for the Simple acquisition ($385.0 million), cash dividends ($15.7 million), capital expenditures ($15.2 million) and the purchase of shares of the company’s common stock in the open market ($14.7 million). These decreases were partially offset by cash flows provided by operating activities ($45.2 million) and cash received from exercises of employee stock options ($9.6 million) during the period. Total long-term investments were $57.6 million at March 31, 2010 compared to $58.4 million at September 30, 2009.

Receivables, less allowance for doubtful accounts, increased 14.8% to $262.8 million from $229.0 million at September 30, 2009 primarily due to the Simple acquisition and increased sales volume in the United States in March 2010 to re-fill pipelines for certain customers as the company began to make progress on its manufacturing and supply chain issues.

Inventories increased $35.0 million or 27.6% from last fiscal year end to $161.8 million, principally due to the Simple acquisition and a build-up of inventory in the United States in March 2010 in order to support the company’s efforts to address its manufacturing and supply chain issues.

Goodwill and trade names of $673.3 million increased $359.3 million compared to last fiscal year end primarily due to the Simple acquisition and additional purchase price related to the Nexxus acquisition, partially offset by the effect of foreign exchange rates.

Other assets of $83.8 million increased $13.7 million from last fiscal year end primarily due to the new customer relationship intangible assets resulting from the Simple acquisition (net of subsequent amortization and the effect of foreign exchange rates).

Accrued expenses of $135.9 million increased $15.1 million compared to September 30, 2009. The increase is primarily due to the Simple acquisition, including an accrual for related transaction expenses, as well as higher promotional accruals and additional consideration related to the Nexxus acquisition. These increases were partially offset by payments during the period under various incentive plans.

Current and long-term income taxes, which include both income taxes payable and deferred income taxes, of $62.9 million increased $27.2 million from September 30, 2009, primarily due to new long-term deferred tax liabilities related to certain intangible assets acquired in the Simple acquisition that are not deductible for income tax purposes. Additionally, the income tax balances were also affected by the timing of the company’s taxable earnings and tax payments in fiscal year 2010 versus 2009.

Accumulated other comprehensive loss was $83.3 million at March 31, 2010 compared to $58.4 million at September 30, 2009. This change was primarily a result of the strengthening of the U.S. dollar versus the British pound, which is the most significant foreign currency in which the company does business outside the United States.

LIQUIDITY AND CAPITAL RESOURCES

Cash Provided by Operating Activities – Net cash provided by operating activities was $45.2 million and $45.5 million for the first half of fiscal years 2010 and 2009, respectively. Cash flows from operating activities decreased slightly in 2010 due to an increase in the amount of cash used for overall working capital in the first half of fiscal year 2010 compared to the same period in fiscal year 2009. Significant changes include higher accounts receivable, inventory and accounts payable balances compared to the same period last year, primarily related to increases in sales and production late in the second quarter of fiscal year 2010 as the company began to make progress on its manufacturing and supply chain issues in the United States, as discussed in the “Financial Condition” section of MD&A. This increase in the amount of cash used for overall working capital was mostly offset by higher cash-based earnings in the first half of fiscal year 2010 compared to last year. Additionally, in November 2008 the company paid a tax obligation in Sweden related to foreign currency gains on U.S. dollar investments, which resulted in a cash outflow of $14.1 million.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Cash Used by Investing Activities – Net cash used by investing activities was $395.8 million and $119.8 million for the first half of fiscal years 2010 and 2009, respectively. Net cash used by investing activities in the first half of fiscal year 2010 included $385.0 million of payments related to the Simple acquisition and $15.2 million of capital expenditures. Net cash used by investing activities in the first half of fiscal year 2009 included $83.6 million of payments related to the Noxzema acquisition and $35.6 million of capital expenditures. Capital expenditures were significantly higher in the first half of fiscal year 2009 as the company was expanding its production capabilities at its facility in Jonesboro, Arkansas and making significant investments to develop its new ERP system in the U.K and the United States.

Cash Used by Financing Activities – Net cash used by financing activities was $23.6 million and $17.0 million for the first half of fiscal years 2010 and 2009, respectively. The company purchased shares of its common stock in the open market for an aggregate purchase price of $14.7 million during the first half of fiscal year 2010. The company paid cash dividends of $15.7 million and $13.7 million in the first half of fiscal years 2010 and 2009, respectively. Proceeds from the exercise of employee stock options were $9.6 million in 2010 compared to $1.3 million in the same period of the prior year. Net cash used by financing activities was also affected by changes in the book cash overdraft balance and the excess tax benefit from stock option exercises in each period.

Cash dividends paid on common stock were $.16 and $.14 per share in the first half of fiscal years 2010 and 2009, respectively.

At March 31, 2010, the company has ARS investments with a total par value of $60.3 million. All of these investments represent interests in pools of student loans and have AAA/Aaa credit ratings. In addition, all of these securities carry an indirect guarantee by the U.S. federal government of at least 97% of the par value through the Federal Family Education Loan Program (FFELP). However, since the second quarter of fiscal year 2008, each of the company’s remaining ARS investments has experienced multiple failed auctions. During the first half of fiscal year 2010, the company did not redeem any ARS investments as a result of successful auctions as all auctions for the company’s remaining ARS investments continued to fail during the period. In addition, the company did not recognize any realized gains or losses from the sale of ARS investments in its statement of earnings. During the second quarter of fiscal year 2010, a $1.0 million portion of one of the company’s ARS investments was settled by the issuer at the full par value. The company has recorded these investments on its consolidated balance sheet at an estimated fair value of $57.6 million and recorded an unrealized loss of $2.7 million in accumulated other comprehensive income (loss), reflecting the decline in the estimated fair value. The company’s outstanding ARS investments have been classified as long-term on the March 31, 2010 balance sheet as the company cannot be certain that they will settle within the next twelve months. All of the company’s outstanding ARS investments have scheduled maturities ranging from 2029 to 2042. It is currently management’s intent to hold these investments until the company is able to recover the full par value, either through issuer calls, refinancings or other refunding initiatives, the recovery of the auction market or the emergence of a new secondary market. Management’s assumption used in the current fair value estimates is that this will occur within the next three years.

The company anticipates that its cash and cash equivalents balance of $91.1 million as of March 31, 2010, along with cash flows from operations and available credit, will be sufficient to fund operating requirements in future years. During the remainder of fiscal year 2010, the company expects that cash will continue to be used for capital expenditures, resolving its manufacturing and supply chain issues, new product development, market expansion, dividend payments, payments related to restructuring plans and, if applicable, acquisitions. The company may continue to purchase additional shares of its common stock depending on market conditions.

During the first half of fiscal year 2010, the company purchased 539,181 shares of common stock in the open market for an aggregate purchase price of $14.7 million. Since the share buyback program was approved by the board of directors in November 2006 for 5 million shares of common stock and in July 2008 for an additional 5 million shares, the company has purchased a total of 4,759,302 shares for an aggregate purchase price of $125.6 million. At March 31, 2010, the company has authorization remaining to purchase a total of 5,240,698 shares.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

In the past, the company has obtained long-term financing as needed to fund acquisitions and other growth opportunities. Funds may be obtained prior to their actual need in order to take advantage of opportunities in the debt markets. The company has a $300 million revolving credit facility which expires November 13, 2011. There were no borrowings outstanding on the revolving credit facility at March 31, 2010 or September 30, 2009. The facility may be drawn in U.S. dollars or certain foreign currencies. Under debt covenants, the company has sufficient flexibility to incur additional borrowings as needed. The current facility includes a covenant that limits the company’s ability to purchase its common stock or pay dividends if the cumulative stock repurchases plus cash dividends exceeds $250 million plus 50% of “consolidated net income” (as defined in the credit agreement) commencing January 1, 2007.

The company is in compliance with the covenants and other requirements of its revolving credit agreement. Additionally, the revolving credit agreement does not include credit rating triggers or subjective clauses that would accelerate maturity dates.

CRITICAL ACCOUNTING POLICIES

The company’s significant accounting policies are described in note 2 of the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2009. A discussion of critical accounting policies is included in MD&A in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009. There were no significant changes in the company’s critical accounting policies during the six months ended March 31, 2010.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

Reconciliations of non-GAAP financial measures to their most directly comparable financial measures under GAAP for the three and six months ended March 31, 2010 and 2009 are as follows (in thousands, except per share data):

	Three Months Ended March 31		Six Months Ended March 31
	2010	2009	2010	2009
Pre-tax earnings from continuing operations, as reported	$43,462	42,599	$99,120	103,215
Restructuring and other	403	(21)	4,612	271
Transaction expenses	(111)	—	6,004	—
Dispute with a supplier	642	—	882	—

Pre-tax earnings from continuing operations excluding restructuring and discrete items	$44,396	42,578	$110,618	103,486

Earnings from continuing operations, as reported	$29,893	27,830	$66,528	59,127
Restructuring and other, net of income taxes	208	(45)	2,919	121
Transaction expenses	(111)	—	6,004	—
Dispute with a supplier, net of income taxes	440	—	605	—
Discrete tax items	19	(229)	62	8,666

Earnings from continuing operations excluding restructuring and discrete items	$30,449	27,556	$76,118	67,914

Diluted earnings per share from continuing operations, as reported	$.30	.28	$.67	.60
Restructuring and other, net of income taxes	—	—	.03	—
Transaction expenses	—	—	.06	—
Dispute with a supplier, net of income taxes	.01	—	—	—
Discrete tax items	—	—	—	.09

Diluted earnings per share from continuing operations excluding restructuring and discrete items	$.31	.28	$.76	.69

ALBERTO CULVER COMPANY AND SUBSIDIARIES

	Three Months Ended March 31		Six Months Ended March 31
	2010	2009	2010	2009
Net sales growth (decline), as reported	11.8%	(1.4)%	7.3%	0.7%
Effect of foreign currency fluctuations	(4.4)	10.1	(3.8)	9.7
Effect of acquisition	(6.9)	(2.4)	(3.7)	(2.5)
Effect of divestiture	0.7	—	0.8	—

Organic sales growth	1.2%	6.3%	0.6%	7.9%

FORWARD - LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and any documents incorporated by reference herein include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on management’s current expectations and assessments of risks and uncertainties and reflect various assumptions concerning anticipated results, which may or may not prove to be correct. Some of the factors that could cause actual results to differ materially from estimates or projections contained in such forward-looking statements include: the pattern of brand sales; competition within the relevant product markets; loss of one or more key customers; inability of efficiency initiatives to improve the company’s margins; manufacturing and supply chain disruptions; loss of one or more key suppliers or copackers; inability of the company to protect its intellectual property; the disruption of normal business activities due to the company’s implementation of a new worldwide ERP system; adverse changes in currency exchange rates; special demands by key customers; risks inherent in acquisitions, divestitures and strategic alliances, including, without limitation, undisclosed liabilities and obligations for which the company may have limited or no recourse; loss of one or more key employees; risks inherent in expanding in existing geographic locations and entering new geographic locations; the risk that the expected cost savings related to the reorganizations and restructurings may not be realized; the effects of a prolonged United States or global economic downturn or recession; health epidemics; unavailability of raw materials or finished products; increases in costs of raw materials and inflation rates; events that negatively affect the intended tax free nature of the distribution of shares of Alberto Culver Company in connection with the Separation; changes in costs; the unanticipated costs and effects of legal or administrative proceedings; adverse weather conditions; and variations in political, economic or other factors such as interest rates, availability of credit, tax changes, legal and regulatory changes or other external factors over which the company has no control. Alberto Culver Company has no obligation to update any forward-looking statement in this Quarterly Report on Form 10-Q or any incorporated document.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures related to the company’s exposures to market risks are included in MD&A in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009. There have been no material changes in the company’s market risk during the six months ended March 31, 2010.

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

During the first half of fiscal year 2010, the company purchased 539,181 shares of common stock in the open market for an aggregate purchase price of $14.7 million. Since the share buyback program was approved by the board of directors in November 2006 for 5 million shares of common stock and in July 2008 for an additional 5 million shares, the company has purchased a total of 4,759,302 shares for an aggregate purchase price of $125.6 million. At March 31, 2010, the company has authorization remaining to purchase a total of 5,240,698 shares.

During the three months ended March 31, 2010, the company acquired 6,139 shares of common stock that were surrendered by employees in connection with the exercise of stock options and the payment of minimum withholding taxes related to restricted shares or stock issued in connection with other employee incentive plans. These shares are not subject to the company’s stock repurchase program.

The following table summarizes information with respect to the purchases made by or on behalf of the company of shares of its common stock during the three months ended March 31, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2010	2,311	$28.66	—	5,240,698
February 1 – 28, 2010	1,744	$27.55	—	5,240,698
March 1 – 31, 2010	2,084	$26.64	—	5,240,698

Total	6,139		—

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders on January 28, 2010, James G. Brocksmith, Jr., Leonard H. Lavin and Robert H. Rock were elected as directors of the company with terms expiring at the annual meeting of stockholders in 2013. Mr. Brocksmith received a common stockholder vote of 70,281,584 shares “for” and 14,588,043 shares “withheld.” Mr. Lavin received a common stockholder vote of 83,136,316 shares “for” and 1,733,311 shares “withheld.” Mr. Rock received a common stockholder vote of 83,030,033 shares “for” and 1,839,594 shares “withheld.”

Thomas A. Dattilo, Jim Edgar and Sam J. Susser continue as directors with terms expiring at the annual meeting of stockholders in 2011. Carol L. Bernick, George L. Fotiades, King Harris and V. James Marino continue as directors with terms expiring at the annual meeting of stockholders in 2012.

ITEM 6.	EXHIBITS

10(a)	Copy of Alberto-Culver Company 2006 Restricted Stock Plan, as amended on January 28, 2010*

31(a)	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

31(b)	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley

Act of 2002.

32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley

Act of 2002.

*	This exhibit is a management contract or compensatory plan or arrangement of the registrant.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBERTO CULVER COMPANY

By:	/s/ Ralph J. Nicoletti
Ralph J. Nicoletti Executive Vice President and Chief Financial Officer (Principal Financial Officer)

May 7, 2010