Form 10-Q
period 2010-06-30
Alberto-Culver CO
filed 2010-08-05
CIK 1368457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:

June 30, 2010

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

At June 30, 2010, the company had 98,652,789 shares of common stock outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

Three Months Ended June 30, 2010 and 2009

(in thousands, except per share data)

	(Unaudited)
	2010	2009
Net sales	$417,582	351,623

Cost of products sold	202,459	173,143

Gross profit	215,123	178,480

Advertising, marketing, selling and administrative expenses	148,687	135,887

Restructuring and other (note 3)	108	5,041

Operating earnings	66,328	37,552

Interest expense (income), net of interest income of $210 in 2010 and interest expense of $148 in 2009	823	(377)

Earnings from continuing operations before provision for income taxes	65,505	37,929

Provision for income taxes	18,210	10,608

Earnings from continuing operations	47,295	27,321

Earnings (loss) from discontinued operations, net of income taxes (note 2)	(68)	658

Net earnings	$47,227	27,979

Basic earnings per share:
Continuing operations	$.48	.28
Discontinued operations	—	.01

Total	$.48	.29

Diluted earnings per share:
Continuing operations	$.47	.28
Discontinued operations	—	—

Total	$.47	.28

Weighted average shares outstanding:
Basic	98,009	97,668

Diluted	99,707	99,047

Cash dividends paid per share	$.085	.075

See Notes to Consolidated Financial Statements.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

Nine Months Ended June 30, 2010 and 2009

(in thousands, except per share data)

	(Unaudited)
	2010	2009

Net sales	$1,165,351	1,048,789

Cost of products sold	555,598	514,933

Gross profit	609,753	533,856

Advertising, marketing, selling and administrative expenses	433,873	389,728

Transaction expenses (note 11)	6,004	—

Restructuring and other (note 3)	4,720	5,312

Operating earnings	165,156	138,816

Interest expense (income), net of interest income of $853 in 2010 and interest expense of $504 in 2009	531	(2,328)

Earnings from continuing operations before provision for income taxes	164,625	141,144

Provision for income taxes	50,802	54,696

Earnings from continuing operations	113,823	86,448

Earnings from discontinued operations, net of income taxes (note 2)	138	1,263

Net earnings	$113,961	87,711

Basic earnings per share:
Continuing operations	$1.16	.89
Discontinued operations	—	.01

Total	$1.16	.90

Diluted earnings per share:
Continuing operations	$1.14	.87
Discontinued operations	—	.02

Total	$1.14	.89

Weighted average shares outstanding:
Basic	97,915	97,611

Diluted	99,697	99,004

Cash dividends paid per share	$.245	.215

See Notes to Consolidated Financial Statements.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 2010 and September 30, 2009

(in thousands, except share data)

	(Unaudited)
	June 30, 2010	September 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$260,515	469,775
Receivables, less allowance for doubtful accounts ($1,721 at June 30, 2010 and $2,000 at September 30, 2009)	252,451	228,979
Inventories:
Raw materials	50,288	33,593
Work-in-process	5,932	4,422
Finished goods	127,795	88,762

Total inventories	184,015	126,777
Other current assets	21,915	12,688
Income taxes	21,868	27,409

Total current assets	740,764	865,628

Property, plant and equipment at cost, less accumulated depreciation ($214,468 at June 30, 2010 and $197,922 at September 30, 2009)	247,244	249,911
Goodwill	505,789	224,263
Trade names	163,688	89,692
Long-term investments	57,482	58,412
Other assets	84,286	70,108

Total assets	$1,799,253	1,558,014

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$172	175
Accounts payable	138,302	150,097
Accrued expenses	132,387	120,791
Income taxes	8,875	4,761

Total current liabilities	279,736	275,824

Long-term debt	150,271	429
Income taxes	60,892	30,874
Other liabilities	45,963	49,465

Total liabilities	536,862	356,592

Stock options subject to redemption	3,314	4,776

Stockholders’ equity:
Preferred stock, par value $.01 per share, authorized 50,000,000 shares, none issued	—	—
Common stock, par value $.01 per share, authorized 300,000,000 shares, issued 98,652,789 shares at June 30, 2010 and 98,261,825 shares at September 30, 2009	987	983
Additional paid-in capital	484,157	461,906
Retained earnings	869,945	792,196
Accumulated other comprehensive loss	(96,012)	(58,439)

Total stockholders’ equity	1,259,077	1,196,646

Total liabilities and stockholders’ equity	$1,799,253	1,558,014

See Notes to Consolidated Financial Statements.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Nine Months Ended June 30, 2010 and 2009

(in thousands)

	(Unaudited)
	2010	2009
Cash Flows from Operating Activities:

Net earnings	$113,961	87,711
Earnings from discontinued operations	138	1,263

Earnings from continuing operations	113,823	86,448
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation	20,013	16,953
Amortization of other assets	1,795	1,315
Restructuring and other – non-cash charges	1,217	2,739
Restructuring and other – gain on sale of assets	—	(73)
Stock-based compensation expense	9,473	8,223
Deferred income taxes	11,609	12,601
Cash effects of changes in (excluding acquisitions):
Receivables, net	(6,024)	16,368
Inventories	(52,440)	26,740
Other current assets	(4,580)	(3,208)
Accounts payable and accrued expenses	(13,346)	(37,895)
Income taxes	5,182	(9,261)
Other assets	(166)	1,545
Other liabilities	450	2,184

Net cash provided by operating activities	87,006	124,679

Cash Flows from Investing Activities:
Proceeds from sale of investment	1,000	—
Capital expenditures	(20,857)	(52,641)
Payments for purchased businesses, net of cash acquired (note 11)	(385,035)	(90,558)
Payments related to the sale of Cederroth	—	(3,195)
Proceeds from the sale of BDM Grange	1,410	—
Proceeds from disposals of assets	2,591	833

Net cash used by investing activities	(400,891)	(145,561)

Cash Flows from Financing Activities:

Net proceeds from issuance of long-term debt	142,624	—
Repayments of long-term debt	(127)	(133)
Change in book cash overdraft	(4,901)	(5,302)
Proceeds from exercises of stock options	11,282	1,481
Excess tax benefit from stock option exercises	1,801	106
Cash dividends paid	(24,103)	(21,088)
Stock purchased (note 6)	(15,769)	(442)

Net cash provided (used) by financing activities	110,807	(25,378)

Effect of foreign exchange rate changes on cash and cash equivalents	(6,182)	(3,031)

Net decrease in cash and cash equivalents	(209,260)	(49,291)

Cash and cash equivalents at beginning of period	469,775	445,332

Cash and cash equivalents at end of period	$260,515	396,041

See Notes to Consolidated Financial Statements.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

(2)	DISCONTINUED OPERATIONS

The results of discontinued operations, including both Cederroth International (Cederroth) and Sally Holdings, Inc. (Sally Holdings), for the three and nine months ended June 30, 2010 and 2009 were as follows (in thousands):

	Three Months Ended June 30		Nine Months Ended June 30
	2010	2009	2010	2009

Earnings (loss) before income taxes	$(108)	—	$219	847

Provision (benefit) for income taxes	(40)	—	81	313

Earnings (loss) from discontinued businesses, net of income taxes	(68)	—	138	534

Gain on the sale of Cederroth	—	658	—	729

Earnings (loss) from discontinued operations, net of income taxes	$(68)	658	$138	1,263

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

ALBERTO CULVER COMPANY AND SUBSIDIARIES

transaction. The purchase price was adjusted in the first and third quarters of fiscal year 2009, resulting in total cash payments of $1.5 million from Alberto Culver AB to CapMan. These adjustments resulted from differences between final, agreed-upon balances of cash, debt and working capital as of the July 31, 2008 closing date and estimates assumed in the transaction agreement.

In accordance with the provisions of the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) Subtopic 205-20, “Discontinued Operations,” the results of operations related to the Cederroth business are reported as discontinued operations for all periods presented. During the three and nine months ended June 30, 2009, the company recorded adjustments to the gain on the sale of Cederroth to increase the gain by $658,000 and by $729,000, respectively.

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

This separation of the company into New Alberto Culver and New Sally involving Clayton, Dubilier & Rice (CD&R) is hereafter referred to as the “Separation.” In accordance with the provisions of FASB ASC Subtopic 205-20, the results of operations related to Sally Holdings’ beauty supply distribution business are reported as discontinued operations for all periods presented. The results of discontinued operations related to Sally Holdings for the three and nine months ended June 30, 2010 and 2009 were as follows (in thousands):

	Three Months Ended June 30		Nine Months Ended June 30
	2010	2009	2010	2009

Earnings (loss) before income taxes*	$(108)	—	$219	847

Provision (benefit) for income taxes	(40)	—	81	313

Earnings (loss) from discontinued operations, net of income taxes	$(68)	—	$138	534

*	Primarily reflects adjustments to self-insurance reserves for pre-Separation Sally claims retained by the company.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

(3)	RESTRUCTURING AND OTHER

Restructuring and other expenses during the three and nine months ended June 30, 2010 and 2009 consist of the following (in thousands):

	Three Months Ended June 30		Nine Months Ended June 30
	2010	2009	2010	2009
Severance and other exit costs	$31	2,262	$3,503	2,532
Impairment and other property, plant and equipment charges	240	2,646	1,546	2,793
Loss (gain) on sale of assets	—	20	—	(73)
Other	(163)	113	(329)	60

	$108	5,041	$4,720	5,312

Severance and Other Exit Costs

In November 2006, the company committed to a plan to terminate employees as part of a reorganization following the Separation. In connection with this reorganization plan, on December 1, 2006 the company announced that it was going to close its manufacturing facility in Dallas, Texas. The company’s worldwide workforce was reduced by approximately 215 employees as a result of the reorganization plan, including 125 employees from the Dallas, Texas manufacturing facility. Through June 30, 2010, the company has recorded cumulative charges related to this plan of $15.0 million for severance, $254,000 for contract termination costs and $1.4 million for other exit costs.

In October 2007, the company committed to a plan primarily related to the closure of its manufacturing facility in Toronto, Canada. As part of the plan, the company’s workforce was reduced by approximately 125 employees. Through June 30, 2010, the company has recorded cumulative charges related to this plan of $2.5 million for severance, $17,000 for contract termination costs and $425,000 for other exit costs.

In May 2008, the company committed to a plan related to its Puerto Rico operations, including closing its manufacturing facility, reducing its headcount and relocating to a smaller commercial office. As part of the plan, the company’s workforce was reduced by approximately 100 employees. Through June 30, 2010, the company has recorded cumulative charges related to this plan of $1.7 million for severance, $201,000 for contract termination costs and $1.2 million for other exit costs.

The following table reflects the activity related to the three aforementioned restructuring plans during the nine months ended June 30, 2010 (in thousands):

	Liability at September 30, 2009	New Charges & Adjustments		Cash Payments & Other	Liability at June 30, 2010

Severance	$328	—		(43)	285
Contract termination costs	—	210		(93)	117
Other	70	13		(76)	7

	$398	223	*	(212)	409

In June 2009, the company committed to a plan primarily related to the downsizing of its manufacturing facility and the consolidation of its warehouse and office facilities in Chatsworth, California. As part of this plan, the company’s workforce will be reduced by approximately 160 employees. Through June 30, 2010, the company has recorded cumulative charges related to this plan of $1.9 million for severance and $872,000 for other exit costs.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

In November 2009, the company committed to a plan primarily related to ceasing all manufacturing activities at its facility in Chatsworth, California. This plan is in addition to the company’s initial plan to downsize the Chatsworth manufacturing facility, which is described above. As part of this new plan, the company’s workforce will be further reduced by approximately 110 employees. Through June 30, 2010, the company has recorded cumulative charges related to this plan of $3.2 million for severance, $30,000 for contract termination costs and $196,000 for other exit costs.

The following table reflects the activity related to the company’s two Chatsworth, California restructuring plans during the nine months ended June 30, 2010 (in thousands):

	Liability at September 30, 2009	New Charges & Adjustments		Cash Payments & Other	Liability at June 30, 2010

Severance	$1,963	2,927		(1,378)	3,512
Contract termination costs	—	30		(30)	—
Other	432	323		(505)	250

	$2,395	3,280	*	(1,913)	3,762

*	The sum of these amounts from the tables above represents the $3.5 million of total charges for severance and other exit costs recorded during the first nine months of fiscal year 2010.

In response to the manufacturing and supply chain disruptions the company recently experienced in the United States, management has delayed the closing of the Chatsworth, California facility. This delay did not result in any significant adjustments to restructuring charges or existing reserves. While the company has begun to explore several alternatives to further optimize its North America manufacturing capacity, at this time management remains committed to its plan to cease all manufacturing in Chatsworth, California and intends to execute this plan on a revised timetable after the remaining manufacturing and supply chain issues are fully resolved and these alternatives have been fully explored. Management’s current estimate is that cash payments related to these plans will be substantially completed during the second half of fiscal year 2011.

Impairment and Other Property, Plant and Equipment Charges

During the first nine months of fiscal years 2010 and 2009, the company recorded fixed asset charges of $1.5 million and $2.8 million, respectively, primarily related to the write-down of certain manufacturing equipment and leasehold improvements in connection with the company’s two Chatsworth, California restructuring plans.

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

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$200,542	—	—	200,542
Auction rate securities	—	—	57,482	57,482
Derivative instruments	—	4,005	—	4,005
Other	$463	—	—	463

	$201,005	4,005	57,482	262,492

Liabilities:
Derivative instruments	$—	112	—	112

	$—	112	—	112

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

Auction Rate Securities – Prior to the second quarter of fiscal year 2008, the company regularly made short-term investments of its excess cash in auction rate securities (ARS). The company often added to or liquidated its investments in ARS as the cash needs of the business fluctuated. ARS investments are typically bonds with long-term maturities that have interest rates which reset at intervals of up to 35 days through an auction process. These investments are considered available for sale in accordance with FASB ASC Topic 320, “Debt and Equity Securities.” All of the company’s remaining investments in ARS at June 30, 2010 represent interests in pools of student loans and have AAA/Aaa credit ratings. In addition, all of these securities carry an indirect guarantee by the U.S. federal government of at least 97% of the par value through the Federal Family Education Loan Program (FFELP). Based on these factors and the credit worthiness of the underlying assets, the company does not believe that it has significant principal risk with regard to these investments.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Historically, the periodic auctions for these ARS investments have provided a liquid market for these securities. As a result, the company carried its investments at par value, which approximated fair value, and classified them as short-term in the consolidated balance sheets. Since the second quarter of fiscal year 2008, each of the company’s remaining ARS investments has experienced multiple failed auctions, meaning that there have been insufficient bidders to match the supply of securities submitted for sale. During the first nine months of fiscal year 2010, the company continued to submit its remaining ARS investments for auction but was unsuccessful in redeeming any investments as all auctions continued to fail during the period. In addition, the company did not recognize any realized gains or losses from the sale of ARS investments in its statement of earnings. The company continues to earn interest on its investments at the maximum contractual rate and continues to collect the interest in accordance with the stated terms of the securities. At June 30, 2010, the company’s outstanding ARS investments carried a weighted average tax exempt interest rate of 0.6%.

During the second quarter of fiscal year 2010, a $1.0 million portion of one of the company’s ARS investments was settled by the issuer at the full par value.

At June 30, 2010, the company has ARS investments with a total par value of $60.3 million. The company has recorded these investments on its consolidated balance sheet at an estimated fair value of $57.5 million and recorded an unrealized loss of $2.8 million in accumulated other comprehensive income (loss), reflecting the decline in the estimated fair value. The unrealized loss has been recorded in accumulated other comprehensive income (loss) and not the statement of earnings as the company has concluded at June 30, 2010 that no other-than-temporary impairment losses have occurred because its investments continue to be of high credit quality and the company does not have the intent to sell these investments at this time, nor is it more likely than not that the company will be required to sell these investments until the anticipated recovery in market value occurs, which management expects within the next three years. The company will continue to analyze its ARS in future periods for impairment and may be required to record a charge in its statement of earnings in future periods if the decline in fair value is determined to be other-than-temporary or management decides to liquidate its ARS investments at less than par value. The fair value of these securities has been estimated by management using unobservable input data from external sources. Because there is not currently an active market for these securities, management utilized a discounted cash flow valuation model to estimate the fair value of each individual security, with the key assumptions in the model being the expected holding period for the ARS, the expected coupon rate over the holding period and the required rate of return by market participants (discount rate), adjusted to reflect the current illiquidity in the market. For each of the company’s existing securities, the model calculates an expected periodic coupon rate using regression analysis and a market required rate of return that includes a risk-free interest rate and a credit spread. At June 30, 2010, the estimated required rate of return was adjusted by a spread of 150 basis points to reflect the illiquidity in the market. The model then discounts the expected coupon rate at the adjusted discount rate to arrive at the fair value price. At June 30, 2010, the assumed holding period for the ARS was three years and the weighted average expected coupon rate and adjusted discount rate used in the valuation model were 4.9% and 3.2%, respectively.

All of the company’s outstanding ARS investments have been classified as long-term on the June 30, 2010 balance sheet as the company cannot be certain that they will settle within the next twelve months. The company’s outstanding ARS investments have scheduled maturities ranging from 2029 to 2042. It is management’s intent to hold these investments until the company is able to recover the full par value, either through issuer calls, refinancings or other refunding initiatives, the recovery of the auction market or the emergence of a new secondary market. Management’s assumption used in the current fair value estimates is that this will occur within the next three years.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

The following table provides a reconciliation for the first nine months of fiscal year 2010 between the beginning and ending balances of the company’s ARS investments, which are measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Auction Rate Securities
Balance at September 30, 2009	$58,412
Settlement of a portion of one security at par	(1,000)
Unrealized gain included in other comprehensive income (loss)	70

Balance at June 30, 2010	$57,482

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

Certain of the company’s foreign subsidiaries have entered into foreign currency forward contracts in an attempt to minimize the impact of short-term currency fluctuations on forecasted sales and inventory purchases denominated in currencies other than their functional currencies. These contracts are designated as cash flow hedging instruments in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” As a result, unrealized gains and losses on these contracts are recorded to accumulated other comprehensive income (loss) until the underlying hedged items are recognized through operations. The ineffective portion of a contract’s change in fair value is immediately recognized through operations. At June 30, 2010, the notional amount of these outstanding forward contracts in U.S. dollars was $39.0 million and the contracts settle or mature within the next 15 months. The following table provides information on these foreign currency forward contracts as of June 30, 2010 and September 30, 2009 and for the three and nine months ended June 30, 2010 and 2009 (in thousands):

	June 30, 2010	September 30, 2009

Fair value of assets (1)	$3,498	$—
Fair value of liabilities (2)	104	1,944
Amount of pre-tax gain (loss) recorded in accumulated other comprehensive income (loss)	3,387	(2,007)

	Three Months Ended June 30		Nine Months Ended June 30
	2010	2009	2010	2009

Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income (loss) to earnings (3)	$(6)	82	$(684)	186

(1)	Amounts included in other current assets on the consolidated balance sheets.
(2)	Amounts included in accrued expenses on the consolidated balance sheets.
(3)	Amounts primarily included in net sales on the consolidated statements of earnings.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

The company also recognized immaterial gains and losses in earnings due to ineffectiveness of these foreign currency forward contracts during the three and nine months ended June 30, 2010 and 2009. These amounts are included in advertising, marketing, selling and administrative expenses on the consolidated statements of earnings.

In addition, certain of the company’s foreign subsidiaries have entered into a series of foreign currency forward contracts to hedge their net balance sheet exposures for amounts designated in currencies other than their functional currencies. These contracts are not designated as hedging instruments and therefore do not qualify for hedge accounting treatment under FASB ASC Topic 815. As a result, gains and losses on these contracts are recorded directly to the statement of earnings and serve to offset the related exchange gains or losses on the underlying exposures. At June 30, 2010, the notional amount of these outstanding foreign currency forward contracts in U.S. dollars was $13.5 million and the contracts settle or mature within the next three months. The following table provides information on these foreign currency forward contracts as of June 30, 2010 and September 30, 2009 and for the three and nine months ended June 30, 2010 and 2009 (in thousands):

	June 30, 2010	September 30, 2009

Fair value of assets (1)	$507	$—
Fair value of liabilities (2)	8	590

	Three Months Ended June 30		Nine Months Ended June 30
	2010	2009	2010	2009

Amount of pre-tax gain recorded in earnings (3)	$1,074	553	$693	435

(1)	Amounts included in other current assets on the consolidated balance sheets.
(2)	Amounts included in accrued expenses on the consolidated balance sheets.
(3)	Amounts primarily included in net sales on the consolidated statements of earnings.

In connection with the company’s debt issuance in May 2010 (see note 5), the company entered into a series of forward starting interest rate swaps beginning April 14, 2010 in order to minimize interest rate exposure during a period of high volatility in the market. The interest rate swaps are designated as cash flow hedging instruments in accordance with FASB ASC Topic 815. Upon settlement, the $5.9 million loss on the interest rate swaps was recorded to accumulated other comprehensive income (loss) with the exception of an immaterial amount which, due to ineffectiveness, was recognized immediately in interest expense during the three months ended June 30, 2010. The remainder of the loss from the interest rate swaps will be amortized to interest expense over the life of the debt. The following table provides information on the forward starting interest rate swaps as of June 30, 2010 and for the three months ended June 30, 2010 (in thousands):

June 30, 2010

Amount of pre-tax loss recorded in accumulated other comprehensive income (loss)	$5,789

Three Months Ended June 30, 2010

Amount of pre-tax loss reclassified from accumulated other comprehensive income (loss) to earnings (1)	$65

(1)	Amounts included in interest expense on the consolidated statements of earnings.

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

In accordance with FASB ASC Topic 350, “Intangibles-Goodwill and Other,” the company’s goodwill and trade names are tested for impairment annually or more frequently if significant events or changes indicate possible impairment. The company’s annual goodwill and trade name impairment analyses were completed in the second and third quarters of fiscal year 2010, respectively, and resulted in no impairments.

As discussed further in note 11, the company completed a significant acquisition in the first quarter of fiscal year 2010. The acquisition-date fair values of the trade name and customer relationship intangible assets acquired have been estimated by management using income approach methodologies, pricing models and valuation techniques. The valuation of these identifiable intangible assets, as well as the other assets acquired and liabilities assumed, was based on management’s estimates, available information and reasonable and supportable assumptions. The fair value measurements were determined primarily based on Level 3 unobservable input data that reflects the company’s assumptions regarding how market participants would price the assets.

Fair Value of Other Financial Instruments

The company’s debt instruments are recorded at cost on the consolidated balance sheets. The fair value of long-term debt, including the current portion, was approximately $154.2 million at June 30, 2010 compared to the carrying value, including accrued interest, of $151.3 million. Fair value estimates are calculated using the present value of the projected debt cash flows based on the current market interest rates of comparable debt instruments.

(5)	LONG-TERM DEBT

Long-term debt at June 30, 2010 and September 30, 2009 consists of the following (in thousands):

	June 30, 2010	September 30, 2009

5.15% notes due June 2020	$150,000	—
Other	443	604

	150,443	604

Less: Amounts classified as current	172	175

	$150,271	429

On May 21, 2010, the company issued $150.0 million of 5.15% notes due June 1, 2020. Interest on the notes will be paid semi-annually on June 1 and December 1 of each year, beginning on December 1, 2010. The company has the option to redeem the notes at any time, in whole or in part, at a price equal to 100% of the principal amount plus accrued interest and, if applicable, a make-whole premium. In connection with the debt offering, the company incurred issuance costs of $1.4 million which were capitalized to other assets on the consolidated balance sheet. In addition, the company entered into a series of forward starting interest rate swaps in anticipation of the offering. The interest rate swaps resulted in a loss of $5.9 million that was settled by the company on May 20, 2010. Because the swaps qualified for hedge accounting treatment, substantially all of the loss was recorded to accumulated other comprehensive income (loss) and will be amortized to interest expense over the life of the debt, along with the capitalized issuance costs. In the consolidated statement of cash flows, the payment to settle the interest rate swaps is treated as a financing activity and included with the net proceeds from the debt issuance. The overall effective interest rate of the notes, including the amortization of the loss on the interest rate swaps and the capitalized issuance costs, is approximately 5.6%.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

(6)	STOCKHOLDERS’ EQUITY

During the first nine months of fiscal year 2010, the company purchased 539,181 shares of common stock in the open market for an aggregate purchase price of $14.7 million. Since the share buyback program was approved by the board of directors in November 2006 for 5 million shares of common stock and in July 2008 for an additional 5 million shares, the company has purchased a total of 4,759,302 shares for an aggregate purchase price of $125.6 million. At June 30, 2010, the company has authorization remaining to purchase a total of 5,240,698 shares.

The company’s $300 million revolving credit facility, as amended, includes a covenant that limits the company’s ability to purchase its common stock or pay dividends if the cumulative stock repurchases plus cash dividends exceeds $250 million plus 50% of “consolidated net income” (as defined in the credit agreement) commencing January 1, 2007.

During the nine months ended June 30, 2010 and 2009, the company acquired $1.1 million and $442,000, respectively, of common stock surrendered by employees in connection with the payment of withholding taxes as provided under the terms of certain incentive plans. In addition, during the nine months ended June 30, 2010, the company acquired $66,000 of common stock surrendered by employees to pay the exercise price of stock options. All shares acquired under these plans are not subject to the company’s stock repurchase program.

(7)	WEIGHTED AVERAGE SHARES OUTSTANDING

The following table provides information on basic and diluted weighted average shares outstanding (in thousands):

	Three Months Ended June 30		Nine Months Ended June 30
	2010	2009	2010	2009

Basic weighted average shares outstanding	98,009	97,668	97,915	97,611
Effect of dilutive securities:
Assumed exercise of stock options	1,474	1,200	1,535	1,234
Assumed vesting of restricted stock	224	179	247	159

Diluted weighted average shares outstanding	99,707	99,047	99,697	99,004

The computations of diluted weighted average shares outstanding for the three and nine months ended June 30, 2010 exclude stock options for 2.7 million shares and 2.6 million shares, respectively, since the options were anti-dilutive. Stock options for 3.1 million shares were anti-dilutive for the three and nine months ended June 30, 2009.

(8)	STOCK-BASED COMPENSATION

The company recognizes compensation expense for stock options on a straight-line basis over the vesting period or to the date a participant becomes eligible for retirement, if earlier. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. During the first nine months of fiscal year 2010, there were no significant changes to the assumptions used in calculating the fair value of stock options. The company also amortizes the total fair market value of restricted shares on the date of grant to expense on a straight-line basis over the vesting period or to the date a participant becomes eligible for retirement, if earlier.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

In the third quarter of fiscal year 2010, the company recorded stock-based compensation expense, which includes stock option expense and amortization expense related to restricted shares, that reduced earnings from continuing operations before provision for income taxes by $3.0 million, provision for income taxes by $1.1 million, earnings from continuing operations by $1.9 million and diluted earnings per share from continuing operations by 2 cents. In the first nine months of fiscal year 2010, the company recorded stock-based compensation expense that reduced earnings from continuing operations before provision for income taxes by $9.5 million, provision for income taxes by $3.3 million, earnings from continuing operations by $6.2 million and diluted earnings per share from continuing operations by 6 cents. In the third quarter of fiscal year 2009, the company recorded stock-based compensation expense that reduced earnings from continuing operations before provision for income taxes by $2.1 million, provision for income taxes by $742,000, earnings from continuing operations by $1.4 million and diluted earnings per share from continuing operations by 1 cent. In the first nine months of fiscal year 2009, the company recorded stock-based compensation expense that reduced earnings from continuing operations before provision for income taxes by $8.2 million, provision for income taxes by $2.8 million, earnings from continuing operations by $5.4 million and diluted earnings per share from continuing operations by 5 cents. The expense amounts in the first quarter of each fiscal year include the immediate expensing of the fair value of stock options and restricted shares granted during the quarter to participants who had already met the definition of retirement under the respective plans. The amortization expense amounts in the second quarter of each fiscal year include the immediate expensing of the fair value of restricted shares granted during the quarter to certain non-employee directors who had already met the service requirement under the current restricted stock plan. Stock-based compensation expense is included in advertising, marketing, selling and administrative expenses in the consolidated statements of earnings.

During the first nine months of fiscal year 2010, the company granted 1.2 million stock options and 198,000 restricted shares under its existing stock-based compensation plans.

(9)	COMPREHENSIVE INCOME

Comprehensive income consists of net earnings, foreign currency translation adjustments and gains (losses) on ARS investments and cash flow hedges as follows (in thousands):

	Three Months Ended June 30		Nine Months Ended June 30
	2010	2009	2010	2009

Net earnings	$47,227	27,979	$113,961	87,711
Other comprehensive income adjustments:
Foreign currency translation during the period	(11,424)	22,555	(37,785)	(16,958)
Unrealized gain (loss) on ARS investments	(150)	1,348	70	452
Loss on interest rate swaps (1)	(3,763)	—	(3,763)	—
Unrealized gain on other cash flow hedges (2)	2,666	318	3,905	401

Comprehensive income	$34,556	52,200	$76,388	71,606

(1)	Net of income taxes of $2.0 million for the three and nine months ended June 30, 2010.
(2)	Net of income taxes of $1.0 million and $1.5 million for the three and nine months ended June 30, 2010, respectively, and $158,000 for the three and nine months ended June 30, 2009.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

(10)	BUSINESS SEGMENT INFORMATION

Segment information for the three and nine months ended June 30, 2010 and 2009 is as follows (in thousands):

	Three Months Ended June 30		Nine Months Ended June 30
	2010	2009	2010	2009

Net sales:
United States	$248,602	220,625	$693,156	674,733
International	168,980	130,998	472,195	374,056

	$417,582	351,623	$1,165,351	1,048,789

Earnings from continuing operations before provision for income taxes:
United States	$46,867	34,570	$122,645	115,546
International	22,546	10,158	62,708	36,805

Segment operating profit	69,413	44,728	185,353	152,351
Stock-based compensation expense (note 8)	(2,977)	(2,135)	(9,473)	(8,223)
Transaction expenses (note 11)	—	—	(6,004)	—
Restructuring and other (note 3)	(108)	(5,041)	(4,720)	(5,312)
Interest income (expense), net	(823)	377	(531)	2,328

	$65,505	37,929	$164,625	141,144

(11)	ACQUISITIONS AND DIVESTITURE

Effective October 1, 2009, the company adopted the FASB’s new accounting guidance on business combinations, which is included in FASB ASC Topic 805 “Business Combinations.” This new guidance significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies and transaction costs. In addition, FASB ASC Topic 805 also requires certain financial statement disclosures to enable users to evaluate and understand the nature and financial effects of business combinations. The provisions of FASB ASC Topic 805 have been applied to the acquisition of Simple Health and Beauty Group Limited (Simple), as described below.

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

The results of operations of Simple have been included in the consolidated financial statements from the date of acquisition. The amount of net sales and net earnings directly attributable to Simple included in the consolidated statements of earnings for the three and nine months ended June 30, 2010 is as follows (in thousands):

	Three Months Ended June 30, 2010	Nine Months Ended June 30, 2010

Net sales	$26,783	$52,812
Net earnings	5,437	10,139

ALBERTO CULVER COMPANY AND SUBSIDIARIES

The company’s consolidated balance sheet as of June 30, 2010 reflects the allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. This allocation is preliminary, pending the finalization of the detailed analyses and third-party valuations that management utilizes to make the fair value estimates. The preliminary purchase price allocation resulted in goodwill of $297.5 million, which is not expected to be deductible for income tax purposes. The goodwill balance is primarily attributable to end-consumer loyalty and other intangible assets that do not qualify for separate recognition. The following illustrates the allocation of the preliminary purchase price to the assets acquired and liabilities assumed (in thousands):

Accounts receivable	$23,627
Inventories	7,383
Goodwill	297,543
Trade name	80,330
Customer relationship intangible assets	17,456
Accounts payable and accrued expenses	(16,512)
Income taxes*	(26,521)
Other	1,729

$385,035

*	Primarily reflects long-term deferred tax liabilities related to the acquired trade name and customer relationship intangible assets, which are not expected to be deductible for income tax purposes.

Management has determined that the acquired Simple trade name has an indefinite life, which is consistent with the company’s treatment of its existing trade names. The acquired customer relationship intangible assets are being amortized over a period of 15 years.

The following table provides pro forma consolidated results for the three and nine months ended June 30, 2010 and 2009 as if Simple had been acquired as of the beginning of each period. Anticipated cost savings and other effects of the planned integration of Simple are not included in the pro forma results. The pro forma amounts presented are not necessarily indicative of the results that would have occurred had the acquisition been completed as of the beginning of each period, nor are the pro forma amounts necessarily indicative of future results.

	Three Months Ended June 30		Nine Months Ended June 30
(In thousands)	2010	2009	2010	2009

Pro forma net sales	$417,582	377,690	$1,189,887	1,118,304
Pro forma earnings from continuing operations*	47,295	33,771	126,994	102,001
Pro forma net earnings*	47,227	34,429	127,132	103,264

*	The estimated results exclude the $6.0 million of transaction expenses incurred by the company in connection with the acquisition, as well as the transaction expenses incurred by Simple prior to the closing date of the acquisition.

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

(12)	GOODWILL AND TRADE NAMES

The changes in the carrying amounts of goodwill by reportable segment for the nine months ended June 30, 2010 are as follows (in thousands):

	United States	International	Total
Balance at September 30, 2009	$195,290	28,973	224,263
Additions	6,738	297,543	304,281
Foreign currency translation	—	(22,755)	(22,755)

Balance at June 30, 2010	$202,028	303,761	505,789

The addition to International goodwill in the first nine months of fiscal year 2010 is related to the acquisition of Simple in December 2009 which resulted in the recognition of $297.5 million of goodwill, all of which is included in the International reportable segment.

Goodwill in the United States increased $6.7 million during the first nine months of fiscal year 2010 for additional consideration related to the acquisition of Nexxus Products Company (Nexxus). In accordance with the Nexxus purchase agreement dated May 18, 2005, additional consideration of up to $55 million may be paid over the ten years following the closing of the acquisition based on a percentage of sales of Nexxus branded products. Such additional consideration is being accrued in the period the company becomes obligated to pay the amounts and is increasing the amount of goodwill resulting from the acquisition. Through fiscal year 2009, the company has paid $25.5 million of additional consideration based on sales of Nexxus products through June 30, 2009. As of June 30, 2010, the company owed $7.3 million of additional consideration for the period from July 1, 2009 to June 30, 2010 which is expected to be paid in the fourth quarter of fiscal year 2010.

Indefinite-lived trade names by reportable segment at June 30, 2010 and September 30, 2009 are as follows (in thousands):

	June 30, 2010	September 30, 2009
United States	$72,185	$72,385
International	91,503	17,307

	$163,688	$89,692

The change in International trade names is primarily due to the acquisition of Simple in December 2009 which resulted in the recognition of a new $80.3 million trade name, all of which is included in the International reportable segment.

(13)	LEGAL SETTLEMENT

In April 2010, the company resolved an ongoing dispute with a supplier. As a result, the company recorded a one-time, pre-tax benefit of $8.7 million in the third quarter of fiscal year 2010, which includes the forgiveness of $5.8 million of obligations owed to the supplier and the receipt of $2.9 million in cash from the supplier. From the third quarter of fiscal year 2009 through the resolution of the dispute, the company incurred pre-tax charges totaling $4.0 million related to this matter, all of which were expensed in the periods incurred. The one-time benefit and all charges related to this matter are included in advertising, marketing, selling and administrative expenses in the consolidated statements of earnings.

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

OVERVIEW

RECENT DEVELOPMENTS

Legal Settlement of a Dispute with a Supplier

In April 2010, the company resolved an ongoing dispute with a supplier. As a result, the company recorded a one-time, pre-tax benefit of $8.7 million in the third quarter of fiscal year 2010, which includes the forgiveness of $5.8 million of obligations owed to the supplier and the receipt of $2.9 million in cash from the supplier. From the third quarter of fiscal year 2009 through the resolution of the dispute, the company incurred pre-tax charges totaling $4.0 million related to this matter, all of which were expensed in the periods incurred. The one-time benefit and all charges related to this matter are included in advertising, marketing, selling and administrative expenses in the consolidated statements of earnings.

United States Manufacturing and Supply Chain Issues

Net sales and operating results in the United States in the first nine months of fiscal year 2010 were impacted by manufacturing and supply chain disruptions primarily related to the consolidation and transition of the company’s North America manufacturing network.

In addition, in December 2009 the company implemented a new ERP system at its various locations in the United States. While the system is fully operational in all of the company’s U.S. facilities, this change added complexity as the company works toward optimizing its North America manufacturing network. As with any new system, the learning curve slowed down the resolution of the manufacturing and supply chain disruptions.

Management added significant resources to address these disruptions and, at this time, is confident that the customer service issues associated with the disruptions are resolved. Management also continues to be confident that the ongoing initiative to optimize the company’s North America manufacturing network will provide operational flexibility and financial benefits to the organization over the long term and will help facilitate future growth.

Soft & Beautiful Relaxer Kits

Earlier this fiscal year, the company identified a trend of increased consumer complaints related to a segment of its Soft & Beautiful relaxer kits. As a result, management reviewed all available information relating to these complaints and the manufacturing and distribution of these kits. For fiscal year 2009, sales of Soft & Beautiful relaxer kits related to the affected items represented approximately 1% of total net sales. Out of an abundance of caution, management also reviewed the level of complaints for the entire relaxer business and did not identify the same trends in any other relaxer brand.

In the second quarter of fiscal year 2010, management initiated a voluntary withdrawal program to retrieve relaxer kits related to the affected items that remained in the distribution channel or on-shelf at the customer level. As a result, the company incurred total pre-tax charges of $5.5 million during the nine months ended June 30, 2010, which are reflected in the following line items of the consolidated statement of earnings (in thousands):

Net sales	$1,231
Cost of products sold	1,398
Advertising, marketing, selling and administrative expenses	2,861

$5,490

ALBERTO CULVER COMPANY AND SUBSIDIARIES

These charges reduced earnings from continuing operations before provision for income taxes by $5.5 million, provision for income taxes by $1.7 million, earnings from continuing operations by $3.8 million and diluted earnings per share from continuing operations by approximately 4 cents.

Management believes that all significant costs related to this voluntary withdrawal have been incurred and recorded in the second and third quarters of fiscal year 2010.

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

ALBERTO CULVER COMPANY AND SUBSIDIARIES

NON-GAAP FINANCIAL MEASURES

The company’s financial results in the third quarter and first nine months of fiscal years 2010 and 2009 were affected by restructuring and certain other discrete items. The company has implemented several restructuring and reorganization plans since the Separation, which are summarized in the “Overview – Restructuring and Other” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) below. All costs incurred related to these plans are classified as “restructuring and other” on the consolidated statements of earnings for all periods presented. In addition, in the periods presented the company incurred transaction expenses related to the acquisition of Simple Health and Beauty Group Limited (Simple) and costs related to a dispute with a supplier. This dispute was settled in April 2010, which resulted in a significant one-time benefit to the company. All of these costs, expenses and one-time benefits relate to restructuring plans implemented by the company and/or specific transactions and issues rather than the normal ongoing operations of the company’s businesses. Finally, the company’s provision for income taxes in the periods presented includes certain discrete tax items that relate to specific events and transactions that occurred in the respective periods rather than the normal ongoing tax effects of the company’s results of operations.

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

ALBERTO CULVER COMPANY AND SUBSIDIARIES

RESTRUCTURING AND OTHER

Restructuring and other expenses during the three and nine months ended June 30, 2010 and 2009 consist of the following (in thousands):

	Three Months Ended June 30		Nine Months Ended June 30
	2010	2009	2010	2009
Severance and other exit costs	$31	2,262	$3,503	2,532
Impairment and other property, plant and equipment charges	240	2,646	1,546	2,793
Loss (gain) on sale of assets	—	20	—	(73)
Other	(163)	113	(329)	60

	$108	5,041	$4,720	5,312

Severance and Other Exit Costs

In November 2006, the company committed to a plan to terminate employees as part of a reorganization following the Separation. In connection with this reorganization plan, on December 1, 2006 the company announced that it was going to close its manufacturing facility in Dallas, Texas. The company’s worldwide workforce was reduced by approximately 215 employees as a result of the reorganization plan, including 125 employees from the Dallas, Texas manufacturing facility. Through June 30, 2010, the company has recorded cumulative charges related to this plan of $15.0 million for severance, $254,000 for contract termination costs and $1.4 million for other exit costs.

In October 2007, the company committed to a plan primarily related to the closure of its manufacturing facility in Toronto, Canada. As part of the plan, the company’s workforce was reduced by approximately 125 employees. Through June 30, 2010, the company has recorded cumulative charges related to this plan of $2.5 million for severance, $17,000 for contract termination costs and $425,000 for other exit costs.

In May 2008, the company committed to a plan related to its Puerto Rico operations, including closing its manufacturing facility, reducing its headcount and relocating to a smaller commercial office. As part of the plan, the company’s workforce was reduced by approximately 100 employees. Through June 30, 2010, the company has recorded cumulative charges related to this plan of $1.7 million for severance, $201,000 for contract termination costs and $1.2 million for other exit costs.

The following table reflects the activity related to the three aforementioned restructuring plans during the nine months ended June 30, 2010 (in thousands):

	Liability at September 30, 2009	New Charges & Adjustments		Cash Payments & Other	Liability at June 30, 2010

Severance	$328	—		(43)	285
Contract termination costs	—	210		(93)	117
Other	70	13		(76)	7

	$398	223	*	(212)	409

In June 2009, the company committed to a plan primarily related to the downsizing of its manufacturing facility and the consolidation of its warehouse and office facilities in Chatsworth, California. As part of this plan, the company’s workforce will be reduced by approximately 160 employees. Through June 30, 2010, the company has recorded cumulative charges related to this plan of $1.9 million for severance and $872,000 for other exit costs.

In November 2009, the company committed to a plan primarily related to ceasing all manufacturing activities at its facility in Chatsworth, California. This plan is in addition to the company’s initial plan to downsize the Chatsworth manufacturing facility, which is described above. As part of this new plan, the company’s workforce will be further reduced by approximately 110 employees. Through June 30, 2010, the company has recorded cumulative charges related to this plan of $3.2 million for severance, $30,000 for contract termination costs and $196,000 for other exit costs.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

The following table reflects the activity related to the company’s two Chatsworth, California restructuring plans during the nine months ended June 30, 2010 (in thousands):

	Liability at September 30, 2009	New Charges & Adjustments		Cash Payments & Other	Liability at June 30, 2010

Severance	$1,963	2,927		(1,378)	3,512
Contract termination costs	—	30		(30)	—
Other	432	323		(505)	250

	$2,395	3,280	*	(1,913)	3,762

*	The sum of these amounts from the tables above represents the $3.5 million of total charges for severance and other exit costs recorded during the first nine months of fiscal year 2010.

In response to the manufacturing and supply chain disruptions the company recently experienced in the United States, management has delayed the closing of the Chatsworth, California facility. This delay did not result in any significant adjustments to restructuring charges or existing reserves. While the company has begun to explore several alternatives to further optimize its North America manufacturing capacity, at this time management remains committed to its plan to cease all manufacturing in Chatsworth, California and intends to execute this plan on a revised timetable after the remaining manufacturing and supply chain issues are fully resolved and these alternatives have been fully explored. Management’s current estimate is that cash payments related to these plans will be substantially completed during the second half of fiscal year 2011.

Impairment and Other Property, Plant and Equipment Charges

During the first nine months of fiscal years 2010 and 2009, the company recorded fixed asset charges of $1.5 million and $2.8 million, respectively, primarily related to the write-down of certain manufacturing equipment and leasehold improvements in connection with the company’s two Chatsworth, California restructuring plans.

Loss (Gain) on Sale of Assets

The company closed on the sale of its manufacturing facility in Puerto Rico on December 19, 2008. The company received net cash proceeds of $722,000 and recognized a pre-tax gain of $73,000 in the first nine months of fiscal year 2009 as a result of the sale.

Expected Savings

The company’s first three reorganization and restructuring plans have been fully implemented as of June 30, 2010, and the reported financial results reflect the savings realized during those periods. As a result of the newest restructuring plans announced in June 2009 and November 2009 primarily related to the Chatsworth, California facilities, the company expects to recognize additional cost savings of approximately $12 million on an annualized basis once the plans are completed. The additional cost savings will affect advertising, marketing, selling and administrative expenses and gross profit on the consolidated statement of earnings.

AUCTION RATE SECURITIES

Prior to the second quarter of fiscal year 2008, the company regularly made short-term investments of its excess cash in auction rate securities (ARS). The company often added to or liquidated its investments in ARS as the cash needs of the business fluctuated. ARS investments are typically bonds with long-term maturities that have interest rates which reset at intervals of up to 35 days through an auction process. These investments are considered available for sale in accordance with FASB ASC Topic 320, “Debt and Equity Securities.” All of the company’s remaining investments in ARS at June 30, 2010 represent interests in pools of student loans and have AAA/Aaa credit ratings. In addition, all of these securities carry an indirect guarantee by the U.S. federal government of at least 97% of the par value through the Federal Family Education Loan Program (FFELP). Based on these factors and the credit worthiness of the underlying assets, the company does not believe that it has significant principal risk with regard to these investments.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Historically, the periodic auctions for these ARS investments have provided a liquid market for these securities. As a result, the company carried its investments at par value, which approximated fair value, and classified them as short-term in the consolidated balance sheets. Starting in the second quarter of fiscal year 2008, each of the company’s remaining ARS investments has experienced multiple failed auctions, meaning that there have been insufficient bidders to match the supply of securities submitted for sale. During the first nine months of fiscal year 2010, the company continued to submit its remaining ARS investments for auction but was unsuccessful in redeeming any investments as all auctions continued to fail during the period. In addition, the company did not recognize any realized gains or losses from the sale of ARS investments in its statement of earnings. The company continues to earn interest on its investments at the maximum contractual rate and continues to collect the interest in accordance with the stated terms of the securities. At June 30, 2010, the company’s outstanding ARS investments carried a weighted average tax exempt interest rate of 0.6%.

During the second quarter of fiscal year 2010, a $1.0 million portion of one of the company’s ARS investments was settled by the issuer at the full par value.

At June 30, 2010, the company has ARS investments with a total par value of $60.3 million. The company has recorded these investments on its consolidated balance sheet at an estimated fair value of $57.5 million and recorded an unrealized loss of $2.8 million in accumulated other comprehensive income (loss), reflecting the decline in the estimated fair value. The unrealized loss has been recorded in accumulated other comprehensive income (loss) and not the statement of earnings as the company has concluded at June 30, 2010 that no other-than-temporary impairment losses have occurred because its investments continue to be of high credit quality and the company does not have the intent to sell these investments at this time, nor is it more likely than not that the company will be required to sell these investments until the anticipated recovery in market value occurs, which management expects within the next three years. The company will continue to analyze its ARS in future periods for impairment and may be required to record a charge in its statement of earnings in future periods if the decline in fair value is determined to be other-than-temporary or management decides to liquidate its ARS investments at less than par value. The fair value of these securities has been estimated by management using unobservable input data from external sources. Because there is not currently an active market for these securities, management utilized a discounted cash flow valuation model to estimate the fair value of each individual security, with the key assumptions in the model being the expected holding period for the ARS, the expected coupon rate over the holding period and the required rate of return by market participants (discount rate), adjusted to reflect the current illiquidity in the market. For each of the company’s existing securities, the model calculates an expected periodic coupon rate using regression analysis and a market required rate of return that includes a risk-free interest rate and a credit spread. At June 30, 2010, the estimated required rate of return was adjusted by a spread of 150 basis points to reflect the illiquidity in the market. The model then discounts the expected coupon rate at the adjusted discount rate to arrive at the fair value price. At June 30, 2010, the assumed holding period for the ARS was three years and the weighted average expected coupon rate and adjusted discount rate used in the valuation model were 4.9% and 3.2%, respectively.

All of the company’s outstanding ARS investments have been classified as long-term on the June 30, 2010 balance sheet as the company cannot be certain that they will settle within the next twelve months. The company’s outstanding ARS investments have scheduled maturities ranging from 2029 to 2042. It is management’s intent to hold these investments until the company is able to recover the full par value, either through issuer calls, refinancings or other refunding initiatives, the recovery of the auction market or the emergence of a new secondary market. Management’s assumption used in the current fair value estimates is that this will occur within the next three years.

RESULTS OF OPERATIONS

Comparison of the Quarters Ended June 30, 2010 and 2009

The company recorded third quarter net sales of $417.6 million in fiscal year 2010, an increase of $66.0 million or 18.8% compared to the same period of the prior year. Organic sales, which exclude the effect of foreign currency fluctuations (a positive impact of 1.2%), the net sales of Simple products in 2010 (a positive impact of 7.7%) and the divestiture of the BDM Grange distribution business in New Zealand (an adverse impact of 0.8%), grew 10.7% during the third quarter of fiscal year 2010.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Earnings from continuing operations were $47.3 million for the three months ended June 30, 2010 versus $27.3 million for the same period of the prior year. Diluted earnings per share from continuing operations were 47 cents in the third quarter of fiscal year 2010 compared to 28 cents in the same period of fiscal year 2009. In the third quarter of fiscal year 2010, a settlement related to a dispute with a supplier (net of costs incurred) increased earnings from continuing operations by $5.8 million and diluted earnings per share from continuing operations by 6 cents, while discrete tax items increased earnings from continuing operations by $2.2 million and diluted earnings per share from continuing operations by 2 cents. In the third quarter of fiscal year 2009, restructuring and other expenses reduced earnings from continuing operations by $3.2 million and diluted earnings per share from continuing operations by 3 cents, while discrete tax items increased earnings from continuing operations by $2.1 million and diluted earnings per share from continuing operations by 3 cents. In addition, in the third quarter of fiscal year 2009 the company incurred costs related to the same dispute with a supplier which reduced earnings from continuing operations by $1.7 million and diluted earnings per share from continuing operations by 2 cents.

Excluding restructuring and discrete items, earnings from continuing operations were $39.3 million for the third quarter of fiscal year 2010 or 30.6% higher than the third quarter of fiscal year 2009, when earnings from continuing operations excluding restructuring and discrete items were $30.1 million. Diluted earnings per share from continuing operations excluding restructuring and discrete items increased 30.0% to 39 cents from 30 cents in the comparative period in the prior year.

Net sales for the United States segment increased 12.7% to $248.6 million in the third quarter of fiscal year 2010 from $220.6 million in the same quarter last year. This increase was partly driven by effective marketing, promotional activity and shelf space gains related to certain of the company’s hair care brands. In addition, management estimates that approximately half of the U.S. sales increase resulted from the replenishment of retailer inventories as the company’s customer service levels were restored to levels that existed prior to the manufacturing and supply chain disruptions that negatively affected sales in the first and second quarters of fiscal year 2010. For more information regarding the U.S. manufacturing and supply chain issues, refer to the “Overview-Recent Developments” section of MD&A. At a brand level, the overall U.S. sales increase of 12.7% in the quarter was principally due to higher sales of TRESemmé and Nexxus hair care products, as well as the company’s multicultural brands.

Net sales for the International segment increased 29.0% to $169.0 million in the third quarter of fiscal year 2010 compared to $131.0 million in the comparable period last year. The acquisition of Simple in December 2009 added approximately $26.8 million (20.4%) for the third quarter of fiscal year 2010. The remaining sales increase was primarily attributable to higher sales of TRESemmé hair care products (7.5%), as well as the effect of foreign currency fluctuations (3.2%). These increases were partially offset by the impact of divesting the BDM Grange distribution business in August 2009 (2.0%).

Gross profit increased $36.6 million or 20.5% to $215.1 million for the third quarter of fiscal year 2010 compared to the third quarter of the prior year. Gross profit, as a percentage of net sales, was 51.5% for the third quarter of fiscal year 2010 compared to 50.8% for the same period in the prior year. Gross profit in the United States in the third quarter of fiscal year 2010 increased $10.1 million or 9.0% from the prior year period. As a percentage of net sales, United States’ gross profit was 49.2% during the third quarter of fiscal year 2010 compared to 50.8% in the comparable quarter last year. The decrease in gross profit margin in the United States was primarily attributable to costs related to resolving the company’s manufacturing and supply chain disruptions, partly offset by lower commodity costs. Gross profit for the International segment increased $26.6 million or 40.1% in the third quarter of fiscal year 2010 versus the same period last year. As a percentage of net sales, International’s gross profit was 55.0% in the third quarter of fiscal year 2010 compared to 50.6% in the prior year period. The gross profit margin improvement for the International segment was primarily due to lower commodity costs and production efficiencies.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Compared to the prior year, advertising, marketing, selling and administrative expenses in fiscal year 2010 increased $12.8 million or 9.4% for the third quarter. This overall increase consists of higher advertising and marketing expenses (8.3%) and selling and administrative expenses (1.1%).

Advertising and marketing expenditures increased 20.1% to $67.7 million (16.2% of net sales) in the third quarter of 2010 compared to $56.3 million (16.0% of net sales) in the prior year, primarily due to higher investments behind TRESemmé and St. Ives, Simple’s expenditures in the third quarter of fiscal year 2010 and the effect of foreign currency fluctuations. Advertising and marketing expenditures in the United States increased 10.2% in the third quarter of fiscal year 2010 compared to the same period in the prior year. The increase was primarily due to higher expenditures related to St. Ives (9.2%) and TRESemmé (7.5%), partially offset by lower expenditures for Nexxus (6.7%). Advertising and marketing expenditures for the International segment increased 34.7% in the third quarter of fiscal year 2010 compared to the same period in the prior year, primarily due to increased expenditures for TRESemmé (18.9%), expenditures related to Simple (15.4%) and the effect of foreign currency fluctuations (5.4%). These increases were partially offset by lower expenditures for Nexxus (3.8%).

Selling and administrative expenses increased 1.9% to $81.0 million in the third quarter of fiscal year 2010 from $79.6 million in the third quarter of fiscal year 2009. Selling and administrative expenses, as a percentage of net sales, decreased to 19.4% in the third quarter of fiscal year 2010 from 22.6% in the comparable period of the prior year. Selling and administrative expenses in the United States decreased 12.8% for the third quarter of fiscal year 2010 compared to the prior year primarily due to the favorable settlement of a dispute with a supplier in April 2010. This issue resulted in an $8.5 million benefit (net of costs incurred) in the third quarter of fiscal year 2010 compared to charges of $2.7 million in the prior year period. This significant favorability in selling and administrative expenses affecting the year over year comparison was partially offset by costs associated with the recent manufacturing and supply chain disruptions, higher implementation costs related to the new ERP system in the United States, including depreciation expense, as well as higher freight costs and selling expenses in line with the U.S. sales increase. International’s selling and administrative expenses increased 18.8% in the third quarter of fiscal year 2010 compared to the same quarter last year primarily due to costs incurred by the Simple business and higher implementation costs related to the new ERP system, which are partially allocated to the International segment for reporting purposes. Stock-based compensation expense, which is included in selling and administrative expenses but is not allocated to the company’s reportable segments, was $3.0 million in the third quarter of fiscal year 2010 compared to $2.1 million in the same period of fiscal year 2009.

The company recorded net interest expense of $823,000 in the third quarter of fiscal year 2010 and net interest income of $377,000 in the prior year period. Interest expense was $1.0 million in the third quarter of fiscal year 2010 and $148,000 in the third quarter of the prior year. The increase in interest expense is due to the company’s $150.0 million debt issuance in May 2010. Interest income was $210,000 in the third quarter of fiscal year 2010 and $525,000 in the same period last year. The decrease in interest income was principally due to significantly lower cash balances and lower interest rates in the third quarter of fiscal year 2010 compared to last year.

The provision for income taxes as a percentage of earnings from continuing operations before income taxes was 27.8% and 28.0% in the third quarter of fiscal years 2010 and 2009, respectively. The effective tax rate in 2010 is lower than the U.S. statutory federal income tax rate due to the effect of a reorganization of the company’s subsidiaries in Europe and the Simple acquisition. The effective tax rates in both 2010 and 2009 reflect benefits from changes in certain estimates related to previous years’ tax provisions. Additionally, the effective tax rate in 2009 reflects a reduction in a tax contingency reserve for a certain foreign entity due to the expiration of a statute of limitations.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Comparison of the Nine Months Ended June 30, 2010 and 2009

For the nine months ended June 30, 2010, net sales increased $116.6 million or 11.1% to $1.17 billion compared to the same period of the prior year. Organic sales, which exclude the effect of foreign currency fluctuations (a positive impact of 2.9%), the net sales of Simple products in 2010 (a positive impact of 5.0%) and the divestiture of the BDM Grange distribution business in New Zealand (an adverse impact of 0.8%), grew 4.0% during the first nine months of fiscal year 2010.

Earnings from continuing operations were $113.8 million for the nine months ended June 30, 2010 versus $86.4 million for the same period of the prior year. Diluted earnings per share from continuing operations were $1.14 in the first nine months of fiscal year 2010 compared to 87 cents in the same period of fiscal year 2009. In the first nine months of fiscal year 2010, transaction expenses related to the Simple acquisition reduced earnings from continuing operations by $6.0 million and diluted earnings per share from continuing operations by 6 cents, while restructuring and other expenses reduced earnings from continuing operations by $2.9 million and diluted earnings per share from continuing operations by 3 cents. In addition, a settlement related to a dispute with a supplier (net of costs incurred) increased earnings from continuing operations in the first nine months of fiscal year 2010 by $5.2 million and diluted earnings per share from continuing operations by 5 cents, while discrete tax items increased earnings from continuing operations by $2.1 million and diluted earnings per share from continuing operations by 2 cents. In the first nine months of fiscal year 2009, the company recognized income tax expense related to discrete tax items which reduced earnings from continuing operations by $6.5 million and diluted earnings per share from continuing operations by 7 cents. In addition, restructuring and other expenses in the first nine months of fiscal year 2009 reduced earnings from continuing operations by $3.3 million and diluted earnings per share from continuing operations by 3 cents and the company incurred costs related to the same dispute with a supplier which reduced earnings from continuing operations by $1.7 million and diluted earnings per share from continuing operations by 2 cents.

Excluding restructuring and discrete items, earnings from continuing operations were $115.4 million for the first nine months of fiscal year 2010 or 17.8% higher than the first nine months of fiscal year 2009, when earnings from continuing operations excluding restructuring and discrete items were $98.0 million. Diluted earnings per share from continuing operations excluding restructuring and discrete items increased 17.2% to $1.16 from 99 cents in the comparative period in the prior year.

Net sales for the United States segment increased 2.7% to $693.2 million in the first nine months of fiscal year 2010 from $674.7 million in the same period last year. The 2010 sales increase was principally due to higher sales of TRESemmé hair care products and higher custom label manufacturing sales, partially offset by lower sales for Nexxus, Alberto VO5 and St. Ives. Net sales in the United States in the first nine months of fiscal year 2010 were also lower for the company’s multicultural brands, partly due to the voluntary withdrawal of select relaxer kit items. The first and second quarters of fiscal year 2010 were negatively impacted by the manufacturing and supply chain disruptions in the United States. However, during the third quarter customer service levels were restored to normal and the company’s retail customers began to replenish their inventories. In addition, through effective marketing, promotional activity and shelf space gains the company was able to recapture much of the sales volume that may have been lost earlier in the fiscal year. For more information regarding the U.S. manufacturing and supply chain issues and the voluntary withdrawal of relaxer kits, refer to the “Overview-Recent Developments” section of MD&A.

Net sales for the International segment increased 26.2% to $472.2 million in the first nine months of fiscal year 2010 compared to $374.1 million in the comparable period last year. The acquisition of Simple in December 2009 added approximately $52.8 million (14.1%) to sales for the first nine months of fiscal year 2010. The remaining sales increase was primarily attributable to the effect of foreign currency fluctuations (8.0%), as well as higher sales of TRESemmé hair care products (7.0%). These increases were partially offset by lower multicultural sales and the impact of divesting the BDM Grange distribution business in August 2009 (2.2%).

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Gross profit increased $75.9 million or 14.2% to $609.8 million for the first nine months of fiscal year 2010 compared to the comparable period of the prior year. Gross profit, as a percentage of net sales, was 52.3% for the first nine months of fiscal year 2010 compared to 50.9% for the same period in the prior year. Gross profit in the United States for the first nine months of fiscal year 2010 increased $9.8 million or 2.9% from the prior year period. As a percentage of net sales, United States’ gross profit was 50.9% during the first nine months of both fiscal years 2010 and 2009. Lower commodity costs in the first nine months of fiscal year 2010 were offset by increased trade promotions and costs related to resolving the company’s manufacturing and supply chain disruptions and charges related to the voluntary withdrawal of select relaxer kit items. Gross profit for the International segment increased $66.1 million or 34.7% in the first nine months of fiscal year 2010 versus the prior year period. As a percentage of net sales, International’s gross profit was 54.4% in the first nine months of fiscal year 2010 compared to 51.0% in the prior year period. The gross margin improvement for International was primarily attributable to lower commodity costs, as well as production efficiencies and cost savings initiatives.

Compared to the prior year, advertising, marketing, selling and administrative expenses in fiscal year 2010 increased $44.1 million or 11.3% for the first nine months. This overall increase consists of higher advertising and marketing expenses (6.1%) and selling and administrative expenses (5.2%).

Advertising and marketing expenditures increased 14.6% to $187.2 million (16.1% of net sales) in the first nine months of fiscal year 2010 compared to $163.3 million (15.6% of net sales) in the prior year primarily due to significant investments behind TRESemmé and St. Ives, Simple’s advertising and marketing since its acquisition and the effect of foreign currency fluctuations. Advertising and marketing expenditures in the United States increased 2.8% in the first nine months of fiscal year 2010 compared to the same period in the prior year. This increase was primarily due to higher expenditures related to TRESemmé (11.7%) and St. Ives (3.6%), partially offset by lower expenditures for Nexxus (10.6%). Advertising and marketing expenditures for the International segment increased 34.6% in the first nine months of fiscal year 2010 compared to the same period in the prior year, primarily due to increased expenditures for TRESemmé (17.9%), expenditures related to Simple (11.6%) and the effect of foreign currency fluctuations (8.1%). These increases were partially offset by decreased expenditures for Alberto VO5 (2.4%).

Selling and administrative expenses increased 8.9% to $246.6 million in the first nine months of fiscal year 2010 from $226.4 million in the first nine months of fiscal year 2009. Selling and administrative expenses, as a percentage of net sales, decreased to 21.2% in the first nine months of fiscal year 2010 from 21.6% in the comparable period of the prior year. Selling and administrative expenses in the United States decreased 0.1% for the first nine months of fiscal year 2010 compared to the prior year period primarily due to the favorable settlement of a dispute with a supplier in April 2010. This issue resulted in a $7.6 million benefit (net of costs incurred) in the first nine months of fiscal year 2010 compared to charges of $2.7 million in the prior year period. This significant favorability in selling and administrative expenses affecting the year over year comparison was partially offset by costs associated with the recent manufacturing and supply chain disruptions and the voluntary withdrawal of certain relaxer kit items, as well as higher implementation costs related to the new ERP system in the United States, including depreciation expense. International’s selling and administrative expenses increased 20.6% in the first nine months of fiscal year 2010 compared to the same period last year primarily due to costs incurred by the Simple business, the effect of foreign currency fluctuations and higher implementation costs related to the new ERP system, which are partially allocated to the International segment for reporting purposes. Stock-based compensation expense, which is included in selling and administrative expenses but is not allocated to the company’s reportable segments, was $9.5 million in the first nine months of fiscal year 2010 compared to $8.2 million in the same period in fiscal year 2009.

The company recorded net interest expense of $531,000 in the first nine months of fiscal year 2010 and net interest income of $2.3 million in the prior year period. Interest expense was $1.4 million in the first nine months of fiscal year 2010 and $504,000 in the first nine months of the prior year. The increase in interest expense is due to the company’s $150.0 million debt issuance in May 2010. Interest income was $853,000 in the first nine months of fiscal year 2010 and $2.8 million in the same period last year. The decrease in interest income was principally due to significantly lower cash balances and lower interest rates in the first nine months of fiscal year 2010 compared to last year.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

The provision for income taxes as a percentage of earnings from continuing operations before income taxes was 30.9% and 38.8% for the first nine months of fiscal years 2010 and 2009, respectively. The effective tax rate in 2010 is lower than the U.S. statutory federal income tax rate due to the effect of a reorganization of the company’s subsidiaries in Europe and the Simple acquisition. In addition, the $6.0 million of transaction expenses recorded in the first nine months of fiscal year 2010 related to the Simple acquisition are not expected to give rise to an income tax benefit, which resulted in a 1.1 percentage point increase in the effective tax rate in the period. The effective tax rates in both 2010 and 2009 reflect benefits from changes in certain estimates related to previous years’ tax provisions. In fiscal year 2009, the provision for income taxes in the first nine months includes taxes of approximately $8.9 million related to the local currency gain on U.S. dollar denominated cash equivalents held by Alberto Culver AB in Sweden following the sale of Cederroth. This amount resulted in a 6.3 percentage point increase in the effective tax rate in the first nine months of fiscal year 2009. On October 31, 2008, the remaining proceeds from the Cederroth sale were transferred to a newly formed, wholly-owned subsidiary in the Netherlands, and further exchange rate changes with respect to these proceeds are not expected to result in taxable income for the company. Finally, the effective tax rate in 2009 reflects a reduction in a tax contingency reserve for a certain foreign entity due to the expiration of a statute of limitations.

FINANCIAL CONDITION

June 30, 2010 versus September 30, 2009

Working capital at June 30, 2010 was $461.1 million, a decrease of $128.7 million from working capital of $589.8 million at September 30, 2009. The decrease in working capital was primarily attributable to cash outlays for the acquisition of the Simple business, the purchase of shares of the company’s common stock, capital expenditures and cash dividends. These working capital decreases were partially offset by the net proceeds from the company’s debt issuance in May 2010, working capital generated from operations and cash received from exercises of employee stock options. The June 30, 2010 ratio of current assets to current liabilities of 2.65 to 1.00 decreased from last year end’s ratio of 3.14 to 1.00.

Cash, cash equivalents and long-term investments decreased $210.2 million to $318.0 million compared to last fiscal year end, primarily due to cash outlays for the Simple acquisition ($385.0 million), cash dividends ($24.1 million), capital expenditures ($20.9 million) and the purchase of shares of the company’s common stock in the open market ($14.7 million). These decreases were partially offset by the net proceeds from the company’s debt issuance in May 2010 ($142.6 million), cash flows provided by operating activities ($87.0 million) and cash received from exercises of employee stock options ($11.3 million) during the period. Total long-term investments were $57.5 million at June 30, 2010 compared to $58.4 million at September 30, 2009.

Receivables, less allowance for doubtful accounts, increased 10.3% to $252.5 million from $229.0 million at September 30, 2009 primarily due to the Simple acquisition.

Inventories increased $57.2 million or 45.1% from last fiscal year end to $184.0 million, principally due to a build-up of inventory in the United States during the second and third quarters in order to support the company’s efforts to address its manufacturing and supply chain issues, as well as the Simple acquisition.

Other current assets of $21.9 million increased $9.2 million or 72.7% compared to last fiscal year end primarily due to the increase in fair value of the company’s outstanding foreign currency forward contracts (which were in a liability position at September 30, 2009), as well as increases in prepaid advertising and marketing and the effect of the Simple acquisition.

Goodwill and trade names of $669.5 million increased $355.5 million compared to last fiscal year end primarily due to the Simple acquisition and additional purchase price related to the Nexxus acquisition, partially offset by the effect of foreign exchange rates.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Other assets of $84.3 million increased $14.2 million from last fiscal year end primarily due to the customer relationship intangible assets resulting from the Simple acquisition (net of subsequent amortization and the effect of foreign exchange rates), as well as capitalized issuance costs related to the May 2010 debt offering.

Accounts payable of $138.3 million decreased $11.8 million from last fiscal year end primarily due to the settlement of the dispute with a supplier in April 2010, lower payables related to advertising expenditures and the timing of vendor payments. These decreases were partially offset by the effect of the Simple acquisition.

Accrued expenses of $132.4 million increased $11.6 million compared to September 30, 2009. The increase is due to the Simple acquisition, as well as additional consideration related to the Nexxus acquisition. These increases were partially offset by the change in fair value of the company’s outstanding foreign currency forward contracts (which were in a liability position at September 30, 2009).

Current and long-term income taxes, which include both income taxes payable and deferred income taxes, of $69.8 million increased $34.1 million from September 30, 2009, primarily due to new long-term deferred tax liabilities related to certain intangible assets acquired in the Simple acquisition that are not deductible for income tax purposes. Additionally, the income tax balances were affected by the timing of the company’s taxable earnings and tax payments in fiscal year 2010 versus 2009.

Long-term debt increased $149.8 million compared to the last fiscal year end due to the company’s issuance of $150.0 million of 5.15% notes on May 21, 2010.

Accumulated other comprehensive loss was $96.0 million at June 30, 2010 compared to $58.4 million at September 30, 2009. This change was primarily a result of the strengthening of the U.S. dollar versus the British pound, which is the most significant foreign currency in which the company does business outside the United States.

LIQUIDITY AND CAPITAL RESOURCES

Cash Provided by Operating Activities – Net cash provided by operating activities was $87.0 million and $124.7 million for the first nine months of fiscal years 2010 and 2009, respectively. Cash flows from operating activities decreased in 2010 due to an increase in the amount of cash used for overall working capital in the first nine months of fiscal year 2010 compared to the same period in fiscal year 2009. Cash flows related to inventories changed significantly as the company increased production and built inventory levels in 2010 in order to address its manufacturing and supply chain issues in the United States, whereas in 2009 the company was in the process of implementing several inventory reduction initiatives in order to manage inventory levels. Other significant changes include higher accounts receivable, accounts payable and accrued expenses balances compared to the same period last year, primarily related to increases in sales and advertising expenditures during the second and third quarters of fiscal year 2010. This increase in the amount of cash used for overall working capital was partially offset by higher cash-based earnings in the first nine months of fiscal year 2010 compared to last year. Additionally, in November 2008 the company paid a tax obligation in Sweden related to foreign currency gains on U.S. dollar investments, which resulted in a cash outflow of $14.1 million.

Cash Used by Investing Activities – Net cash used by investing activities was $400.9 million and $145.6 million for the first nine months of fiscal years 2010 and 2009, respectively. Net cash used by investing activities in the first nine months of fiscal year 2010 included $385.0 million of payments related to the Simple acquisition. Net cash used by investing activities in the first nine months of fiscal year 2009 included $83.6 million of payments related to the purchase of the Noxzema business and $7.0 million of payments related to the purchase of the remaining 49% minority interest in the company’s subsidiary in Chile. Capital expenditures were $20.9 million in the first nine months of fiscal year 2010 compared to $52.6 million in the same period of the prior year. Capital expenditures were significantly higher in the first nine months of fiscal year 2009 as the company was expanding its production capabilities at its facility in Jonesboro, Arkansas and making significant investments to develop its new ERP system in the U.K and the United States.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Cash Provided (Used) by Financing Activities – Net cash provided by financing activities was $110.8 million for the first nine months of fiscal year 2010 compared to net cash used by financing activities of $25.4 million for the comparable period in the prior year. The company issued debt in May 2010 which resulted in $142.6 million of net proceeds, including a $5.9 million payment to settle a loss on interest rate swaps related to the offering. The company paid cash dividends of $24.1 million and $21.1 million in the first nine months of fiscal years 2010 and 2009, respectively. Proceeds from the exercise of employee stock options were $11.3 million in the first nine months of fiscal year 2010 compared to $1.5 million in the prior year period. The company purchased shares of its common stock in the open market for an aggregate purchase price of $14.7 million during the first nine months of fiscal year 2010. Net cash provided (used) by financing activities was also affected by changes in the book cash overdraft balance and the excess tax benefit from stock option exercises in each period.

Cash dividends paid on common stock were $.245 and $.215 per share in the first nine months of fiscal years 2010 and 2009, respectively.

At June 30, 2010, the company has ARS investments with a total par value of $60.3 million. All of these investments represent interests in pools of student loans and have AAA/Aaa credit ratings. In addition, all of these securities carry an indirect guarantee by the U.S. federal government of at least 97% of the par value through the Federal Family Education Loan Program (FFELP). However, since the second quarter of fiscal year 2008, each of the company’s remaining ARS investments has experienced multiple failed auctions. During the first nine months of fiscal year 2010, the company continued to submit its remaining ARS investments for auction but was unsuccessful in redeeming any investments as all auctions continued to fail during the period. In addition, the company did not recognize any realized gains or losses from the sale of ARS investments in its statement of earnings. During the second quarter of fiscal year 2010, a $1.0 million portion of one of the company’s ARS investments was settled by the issuer at the full par value. The company has recorded these investments on its consolidated balance sheet at an estimated fair value of $57.5 million and recorded an unrealized loss of $2.8 million in accumulated other comprehensive income (loss), reflecting the decline in the estimated fair value. The company’s outstanding ARS investments have been classified as long-term on the June 30, 2010 balance sheet as the company cannot be certain that they will settle within the next twelve months. All of the company’s outstanding ARS investments have scheduled maturities ranging from 2029 to 2042. It is currently management’s intent to hold these investments until the company is able to recover the full par value, either through issuer calls, refinancings or other refunding initiatives, the recovery of the auction market or the emergence of a new secondary market. Management’s assumption used in the current fair value estimates is that this will occur within the next three years.

The company anticipates that its cash and cash equivalents balance of $260.5 million as of June 30, 2010, along with cash flows from operations and available credit, will be sufficient to fund operating requirements in future years. During the remainder of fiscal year 2010, the company expects that cash will continue to be used for capital expenditures, new product development, market expansion, dividend payments, payments related to restructuring plans and, if applicable, acquisitions. The company may continue to purchase additional shares of its common stock depending on market conditions.

During the first nine months of fiscal year 2010, the company purchased 539,181 shares of common stock in the open market for an aggregate purchase price of $14.7 million. Since the share buyback program was approved by the board of directors in November 2006 for 5 million shares of common stock and in July 2008 for an additional 5 million shares, the company has purchased a total of 4,759,302 shares for an aggregate purchase price of $125.6 million. At June 30, 2010, the company has authorization remaining to purchase a total of 5,240,698 shares.

In the past, the company has obtained long-term financing as needed to fund acquisitions and other growth opportunities. Funds may be obtained prior to their actual need in order to take advantage of opportunities in the debt markets. On May 21, 2010 the company issued $150.0 million of 5.15% notes due June 1, 2020. Interest on the notes will be paid semi-annually on June 1 and December 1 of each year, beginning December 1, 2010. The company has the option to redeem the notes at any time, in whole or in part, at a price equal to 100% of the principal amount plus accrued interest and, if applicable, a make-whole premium. Management intends to use the net proceeds from the debt offering for general corporate purposes, including acquisitions and repurchases of common stock.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

The company has a $300 million revolving credit facility which expires November 13, 2011. There were no borrowings outstanding on the revolving credit facility at June 30, 2010 or September 30, 2009. The facility may be drawn in U.S. dollars or certain foreign currencies. Under debt covenants, the company has sufficient flexibility to incur additional borrowings as needed. The current facility includes a covenant that limits the company’s ability to purchase its common stock or pay dividends if the cumulative stock repurchases plus cash dividends exceeds $250 million plus 50% of “consolidated net income” (as defined in the credit agreement) commencing January 1, 2007.

The company is in compliance with the covenants and other requirements of its revolving credit agreement and 5.15% notes. Additionally, the revolving credit agreement and 5.15% notes do not include credit rating triggers or subjective clauses that would accelerate maturity dates.

CRITICAL ACCOUNTING POLICIES

The company’s significant accounting policies are described in note 2 of the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2009. A discussion of critical accounting policies is included in MD&A in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009. There were no significant changes in the company’s critical accounting policies during the nine months ended June 30, 2010.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

Reconciliations of non-GAAP financial measures to their most directly comparable financial measures under GAAP for the three and nine months ended June 30, 2010 and 2009 are as follows (in thousands, except per share data):

	Three Months Ended June 30		Nine Months Ended June 30
	2010	2009	2010	2009
Pre-tax earnings from continuing operations, as reported	$65,505	37,929	$164,625	141,144
Restructuring and other	108	5,041	4,720	5,312
Transaction expenses	—	—	6,004	—
Dispute with a supplier	(8,497)	2,655	(7,615)	2,655

Pre-tax earnings from continuing operations excluding restructuring and discrete items	$57,116	45,625	$167,734	149,111

Earnings from continuing operations, as reported	$47,295	27,321	$113,823	86,448
Restructuring and other, net of income taxes	(4)	3,170	2,915	3,291
Transaction expenses	—	—	6,004	—
Dispute with a supplier, net of income taxes	(5,829)	1,744	(5,224)	1,744
Discrete tax items	(2,173)	(2,141)	(2,111)	6,525

Earnings from continuing operations excluding restructuring and discrete items	$39,289	30,094	$115,407	98,008

Diluted earnings per share from continuing operations, as reported	$.47	.28	$1.14	.87
Restructuring and other, net of income taxes	—	.03	.03	.03
Transaction expenses	—	—	.06	—
Dispute with a supplier, net of income taxes	(.06)	.02	(.05)	.02
Discrete tax items	(.02)	(.03)	(.02)	.07

Diluted earnings per share from continuing operations excluding restructuring and discrete items	$.39	.30	$1.16	.99

Net sales growth (decline), as reported	18.8%	(3.6)%	11.1%	(0.8)%

Effect of foreign currency fluctuations	(1.2)	7.9	(2.9)	9.1

Effect of acquisition	(7.7)	(2.3)	(5.0)	(2.5)

Effect of divestiture	0.8	—	0.8	—

Organic sales growth	10.7%	2.0%	4.0%	5.8%

ALBERTO CULVER COMPANY AND SUBSIDIARIES

FORWARD - LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and any documents incorporated by reference herein include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on management’s current expectations and assessments of risks and uncertainties and reflect various assumptions concerning anticipated results, which may or may not prove to be correct. Some of the factors that could cause actual results to differ materially from estimates or projections contained in such forward-looking statements include: the pattern of brand sales; competition within the relevant product markets; loss of one or more key customers; inability of efficiency initiatives to improve the company’s margins; loss of one or more key suppliers or co-packers; inability of the company to protect its intellectual property; the disruption of normal business activities due to the company’s implementation of a new worldwide ERP system; manufacturing and supply chain disruptions; adverse changes in currency exchange rates; special demands by key customers; risks inherent in acquisitions, divestitures and strategic alliances, including, without limitation, undisclosed liabilities and obligations for which the company may have limited or no recourse; loss of one or more key employees; risks inherent in expanding in existing geographic locations and entering new geographic locations; the risk that the expected cost savings related to the reorganizations and restructurings may not be realized; the effects of a prolonged United States or global economic downturn or recession; health epidemics; unavailability of raw materials or finished products; increases in costs of raw materials and inflation rates; events that negatively affect the intended tax free nature of the distribution of shares of Alberto Culver Company in connection with the Separation; changes in costs; the unanticipated costs and effects of legal or administrative proceedings; adverse weather conditions; and variations in political, economic or other factors such as interest rates, availability of credit, tax changes, legal and regulatory changes or other external factors over which the company has no control. Alberto Culver Company has no obligation to update any forward-looking statement in this Quarterly Report on Form 10-Q or any incorporated document.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures related to the company’s exposures to market risks are included in MD&A in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009. There have been no material changes in the company’s market risk during the nine months ended June 30, 2010.

In connection with its $150.0 million debt issuance in May 2010, the company entered into a series of forward starting interest rate swaps beginning April 14, 2010 in anticipation of the offering. The interest rate swaps resulted in a loss of $5.9 million that was settled by the company on May 20, 2010. At June 30, 2010, the company had no interest rate swaps outstanding.

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

ALBERTO CULVER COMPANY AND SUBSIDIARIES

PART II

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first nine months of fiscal year 2010, the company purchased 539,181 shares of common stock in the open market for an aggregate purchase price of $14.7 million. Since the share buyback program was approved by the board of directors in November 2006 for 5 million shares of common stock and in July 2008 for an additional 5 million shares, the company has purchased a total of 4,759,302 shares for an aggregate purchase price of $125.6 million. At June 30, 2010, the company has authorization remaining to purchase a total of 5,240,698 shares.

During the three months ended June 30, 2010, the company acquired 903 shares of common stock that were surrendered by employees in connection with the payment of minimum withholding taxes related to restricted shares or stock issued in connection with other employee incentive plans. These shares are not subject to the company’s stock repurchase program.

The following table summarizes information with respect to the purchases made by or on behalf of the company of shares of its common stock during the three months ended June 30, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2010	903	$28.83	—	5,240,698
May 1 – 31, 2010	—	$—	—	5,240,698
June 1 – 30, 2010	—	$—	—	5,240,698

Total	903		—

ITEM 6. EXHIBITS

4(a)	Indenture dated May 21, 2010 between Alberto-Culver Company and U.S. Bank National Association, as Trustee.

4(b)	Form of 5.15% Notes due June 1, 2020 (filed as Exhibit 99.1 and incorporated herein by reference to the company’s Form 8-K filed on May 21, 2010).

31(a)	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

31(b)	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Alberto-Culver Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Earnings for the three and nine months ended June 30, 2010 and 2009, (ii) the Consolidated Balance Sheets as of June 30, 2010 and September 30, 2009, (iii) the Consolidated Statements of Cash Flows for the nine months ended June 30, 2010 and 2009, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.*

*	The XBRL related information in this exhibit is considered “furnished” and not “filed.”

ALBERTO CULVER COMPANY AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBERTO CULVER COMPANY

By:	/s/ Ralph J. Nicoletti
Ralph J. Nicoletti
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

August 5, 2010