Form 10-K
period 2010-09-30
Alberto-Culver CO
filed 2010-11-23
CIK 1368457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED:

SEPTEMBER 30, 2010

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)                                                                              Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates (assuming for this purpose only that all directors and executive officers are affiliates) on March 31, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was $2.17 billion. At October 31, 2010, there were 98,887,760 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s proxy statement for its annual meeting of stockholders in 2011 (if held), are incorporated by reference into Part III of this report as specifically described herein. Otherwise, the information required in Part III will be set forth in a duly filed Form 10-K/A on or before January 28, 2011.

UNILEVER TRANSACTION

On September 27, 2010, Alberto Culver Company (the company, Alberto Culver or New Alberto Culver) entered into a definitive agreement with Unilever N.V., Unilever PLC and other related companies (collectively referred to as Unilever), pursuant to which Unilever will acquire all of the outstanding shares of Alberto Culver Company common stock in exchange for $37.50 per share in cash, without interest (the Unilever Transaction). This transaction is structured as a merger whereby a subsidiary of Unilever’s U.S. operating company will merge with and into the company, with the company surviving as a wholly-owned subsidiary of Unilever. The company’s board of directors has unanimously approved the transaction and the terms of the related agreement. The transaction is subject to approval by owners of a majority of the company’s outstanding shares of common stock, as well as governmental and regulatory approvals and other closing conditions. As a result, it is difficult to predict with certainty whether or when the transaction will close. In connection with this transaction, the company filed a definitive proxy statement with the Securities and Exchange Commission (SEC) on November 12, 2010. The proxy statement contains important information about the company, the Unilever Transaction and other related matters. The company urges all of its stockholders to read the proxy statement in its entirety.

Unless otherwise noted, all information included in this Annual Report on Form 10-K is presented assuming the company remains a stand-alone going concern.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and any documents incorporated by reference herein include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on management’s current expectations and assessments of risks and uncertainties and reflect various assumptions concerning anticipated results, which may or may not prove to be correct. Some of the factors relating to the Unilever Transaction that could cause actual results to differ materially from estimates or projections contained in such forward-looking statements include: the occurrence of any event, effect or change that could give rise to a termination of the Unilever Transaction agreement, including, but not limited to, the failure to obtain stockholder approval or the failure to satisfy other conditions to the completion of the transaction, including the receipt of certain regulatory approvals; the outcome of legal proceedings that have been instituted or may be instituted in the future against the company and/or Unilever in connection with the Unilever Transaction agreement; risks that the proposed transaction, prior to closing or if terminated, disrupts current plans and operations and creates potential difficulties in employee retention; and the amount of the costs, fees, expenses and charges related to the Unilever Transaction. Other factors not involving the Unilever Transaction that could cause actual results to differ materially from estimates or projections contained in such forward-looking statements include: the pattern of brand sales; competition within the relevant product markets; loss of one or more key employees; loss of one or more key customers; inability of efficiency initiatives to improve the company’s margins; loss of one or more key suppliers or contract packers; inability of the company to protect its intellectual property; the disruption of normal business activities due to the company’s implementation of a new worldwide ERP system; manufacturing and supply chain disruptions; adverse changes in currency exchange rates; special demands by key customers; risks inherent in acquisitions, divestitures and strategic alliances, including, without limitation, undisclosed liabilities and obligations for which the company may have limited or no recourse; risks inherent in expanding in existing geographic locations and entering new geographic locations; the risk that the expected cost savings related to reorganizations and restructurings may not be realized; the effects of a prolonged United States or global economic downturn or recession; health epidemics; unavailability of raw materials or finished products; increases in costs of raw materials and inflation rates; events that negatively affect the intended tax free nature of the distribution of shares of Alberto Culver Company in connection with the separation of the consumer products business from the beauty supply distribution business on November 16, 2006; changes in costs; unanticipated costs and effects of legal or administrative proceedings; adverse weather conditions; and variations in political, economic or other factors such as interest rates, availability of credit, tax changes, legal and regulatory changes or other external factors over which the company has no control. Alberto Culver Company has no obligation to update any forward-looking statement in this Annual Report on Form 10-K or any incorporated document.

TRADEMARKS

The following trademarks owned by Alberto Culver Company or its subsidiaries appear in this report: Alberto Balsam, Alberto European, Alberto VO5, Andrew Collinge, Antiall, Comb-Thru, Consort, Farmaco, FDS, Folicure, Just For Me, Kleen Guard, Molly McButter, Motions, Mrs. Dash, Nexxus, Noxzema, Simple, Soft & Beautiful, Static Guard, St. Ives, Sugar Twin, TCB, TRESemmé and Veritas.

PART I

ITEM 1.	BUSINESS

Description of Business

Alberto Culver Company develops, manufactures, distributes and markets beauty care brands as well as food and household brands in the United States and more than 100 other countries. The company is organized into two reportable business segments—United States and International. The company’s consolidated net sales were $1.60 billion, $1.43 billion and $1.44 billion for the fiscal years ended September 30, 2010, 2009 and 2008, respectively. Beauty care brands accounted for approximately 95% of the company’s consolidated net sales during the fiscal year ended September 30, 2010 and approximately 94% of the company’s consolidated net sales during the fiscal years ended September 30, 2009 and 2008. Food and household brands accounted for approximately 5% of the company’s consolidated net sales during the fiscal year ended September 30, 2010 and approximately 6% of the company’s consolidated net sales during the fiscal years ended September 30, 2009 and 2008. See note 10 to the consolidated financial statements for more information regarding the company’s segments.

The company’s beauty care brands marketed in the United States include the Alberto VO5, TRESemmé, Nexxus and Consort lines of hair care products, the St. Ives and Noxzema lines of skin care products, FDS feminine deodorant sprays and the Motions, Soft & Beautiful, Just For Me, TCB and Comb-Thru lines of multicultural hair care products. Food and household brands sold in the United States include Mrs. Dash salt-free seasoning blends, Static Guard anti-static spray, Molly McButter butter flavored sprinkles, SugarTwin sugar substitute and Kleen Guard furniture polish.

In the United Kingdom and Europe, the company sells brands which include the Alberto VO5, TRESemmé, Alberto Balsam and Andrew Collinge lines of hair care products and the St. Ives and Simple lines of skin care products.

In Canada, the company sells most of the brands marketed in the United States along with the Alberto European line of hair care products.

In Latin America, the significant brands sold by the company include the Alberto VO5, TRESemmé, Antiall and Folicure lines of hair care products, the St. Ives line of skin care products, Veritas soap and deodorant body powder products and Farmaco soap products. The company’s principal markets in Latin America are Mexico, Puerto Rico and the Caribbean, Argentina and Chile.

The company’s beauty care brands, including Alberto VO5, TRESemmé, St. Ives, Simple and the various multicultural hair care brands, are also sold in Australia and New Zealand and portions of Asia and Africa.

The company also performs custom label manufacturing of other companies’ beauty care products in the United States.

For the fiscal year ended September 30, 2010, approximately 41% of the company’s net sales were from international operations. As of September 30, 2010, approximately 45% of the company’s identifiable assets were located in international locations.

Product Development and Marketing

Most of the company’s consumer products are developed in its laboratories. The company has established global structures for operations, marketing, research and development and innovation, which are designed to shorten the time that it takes to develop an idea into a market-ready product and to enable it to implement cost-savings initiatives more quickly on a broad scale. New products introduced by the company are assigned brand managers, who guide the products from development to the consumer. The brand managers are responsible for the overall marketing plans for the products and coordinate advertising and marketing activities.

The company allocates a large portion of its revenues to the advertising and marketing of consumer beauty care products. Advertising and marketing costs were $261.8 million, $239.5 million and $265.0 million in fiscal years 2010, 2009 and 2008, respectively. Net earnings are materially affected by these expenditures, which are charged against income in the period incurred. The company utilizes a breadth of advertising mediums to reach the brands’ consumer targets. The company’s advertising messages are communicated through network, syndicated and cable television, as well as the integration of the company’s products into television programming. In addition, the company advertises in magazines, direct mail, newspapers and digital media, as well as through in-store activities of retailers. Extensive advertising and marketing are required to build and protect a brand’s market position. The company believes there is significant consumer awareness of its major brands and that such awareness is an important factor in its operating results.

Distribution

The company’s sales force and independent brokers sell its beauty care and food and household brands by calling on retail outlets such as mass merchandisers, supermarkets, drug stores, dollar stores, wholesalers and variety stores. The company’s sales representatives and brokers sell its multicultural professional hair care brands in the United States to mass merchandisers, drug stores and supermarkets and to beauty supply outlets and beauty distributors, who in turn sell to beauty salons, barber shops and beauty schools.

The company’s consumer products are sold to various retail outlets internationally in more than 100 countries, primarily through its subsidiaries, independent distributors and licensees. The company’s foreign operations are subject to risks inherent in transactions involving foreign currencies, global economic conditions and political uncertainties.

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

Working Capital Practices

The company’s practices related to working capital items for customers and suppliers are consistent with the industry in which it competes. The company typically does not carry significant amounts of inventory in order to meet customer delivery requirements or to manage the availability of raw materials and packaging from suppliers. The company’s inventory levels are closely monitored by management, with a significant focus on demand and production planning, as well as supply chain management. In addition, the company does not typically provide unusual rights to return merchandise or extended payment terms to customers. The company’s accounts receivable balances and collection efforts are also closely monitored. The company provides credit to customers in the ordinary course of business and performs ongoing credit evaluations in order to address credit risk.

Key Customers

A limited number of customers account for a large percentage of the company’s net sales. The company’s largest customer, Wal-Mart Stores, Inc. and its affiliated companies, accounted for approximately 24%, 25% and 24% of net sales during fiscal years 2010, 2009 and 2008, respectively. During fiscal years 2010, 2009 and 2008, the company’s five largest customers accounted for approximately 37%, 39% and 35% of net sales, respectively.

Competition

The domestic and international markets for the company’s brands are highly competitive and sensitive to changes in consumer preferences and demands. The company’s competitors range in size from large, highly diversified companies (many of which have substantially greater financial resources than the company) to small, specialized producers. The company competes primarily on the basis of providing specific benefits to consumers, marketing (including advertising, promotion, merchandising, packaging and trade spending), product quality and price, and believes that brand loyalty and consumer acceptance are also important factors to its success.

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

Environmental Compliance and Regulation

The company must comply with various environmental laws and regulations in the jurisdictions in which it operates, including those relating to air emissions, water discharges, the handling and disposal of liquid and solid hazardous wastes and the remediation of contamination associated with the use and disposal of hazardous substances. The company has incurred, and will continue to incur, capital and operating expenditures and other costs in complying with environmental laws and regulations. Expenditures for compliance with environmental laws and regulations have not been material to the company’s business taken as a whole, nor does the company expect to incur significant capital or operating expenditures in fiscal year 2011 and beyond.

The company is subject to the regulations of a number of governmental agencies in the United States and certain foreign countries, including the Food and Drug Administration and the Federal Trade Commission. These regulations have not historically had a material effect on the business of the company.

Employees

In its domestic and foreign operations, the company had approximately 2,600 employees as of September 30, 2010, consisting of about 1,100 hourly and 1,500 salaried employees. Certain subsidiaries of the company have union contracts covering production, warehouse, distribution and maintenance personnel. The company considers relations with its employees to be satisfactory.

Availability of Reports

The company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, all current reports on Form 8-K and amendments to such reports, if any, are available without charge, at www.alberto.com, as soon as reasonably practicable after they are filed electronically with the SEC. The company will provide copies of such reports to any person, without charge, upon written request to the Corporate Secretary.

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

The separation of the company into New Alberto Culver and New Sally is hereafter referred to as the “Separation.”

ITEM 1A.	RISK FACTORS

Risks Related to the Unilever Transaction

In relation to the Unilever Transaction, the company is subject to certain risks including, but not limited to, those set forth below.

The Unilever Transaction is subject to a number of conditions and termination events which if not satisfied or waived would adversely impact the company’s ability to complete the transaction.

Completion of the Unilever Transaction is subject to the satisfaction or waiver of various conditions, including the receipt of approval from the company’s stockholders and certain regulatory authorities, as well as the absence of any event, change or other circumstances that would give rise to the termination of the transaction agreement or the failure of the transaction to close for any other reason. There can be no assurance that all of the various conditions will be satisfied or waived or that a termination event will not transpire. Further, there can be no assurance as to whether they will be satisfied or waived on the anticipated schedule. Therefore, there can be no assurance as to whether, or when, the Unilever Transaction will be completed.

The outcome of legal proceedings that have been instituted or may be instituted in the future against the company in connection with the Unilever Transaction could have a material adverse effect on the company’s business.

Since the announcement of the Unilever Transaction, several lawsuits have been filed in which the company, among others, has been named as defendants. These lawsuits allege that the company’s directors breached their fiduciary duties in connection with the transaction by, among other things, agreeing to sell the company for inadequate consideration and on otherwise inappropriate terms and failing to disclose all material information concerning the transaction, and that the company and/or Unilever aided and abetted the alleged breaches of fiduciary duty by the company’s directors. The lawsuits seek, among other things, injunctive relief, including the enjoining of the transaction, damages and recovery of the costs of the action, including reasonable attorneys’ fees.

The announcement and pending nature of the company’s agreement to be acquired by Unilever could have a material adverse effect on the company’s business.

The announcement and pending nature of the Unilever Transaction could cause disruptions in the company’s business, including affecting its relationships with customers, vendors and employees and diverting the attention of its management team, which could have an adverse effect on the company’s business, financial results and operations. Further, the Unilever Transaction agreement includes certain restrictions on the company’s freedom to operate its business prior to the closing of the transaction, which could have a material adverse effect on the company’s ability to pursue certain activities that it might otherwise view as advisable.

The failure to complete the Unilever Transaction could have a material adverse effect on the company’s business.

There is no assurance that the Unilever Transaction will occur. If the proposed transaction or a similar transaction is not completed, the share price of the company’s common stock may drop to the extent that the current market price of the common stock reflects an assumption that a transaction will be completed. In addition, the company has incurred certain costs relating to the Unilever Transaction that are payable whether or not the transaction is completed, including legal, accounting, financial advisor and printing fees and, under circumstances defined in the Unilever Transaction agreement, the company may be required to pay a termination fee of $125 million. Further, a failed transaction may result in negative publicity and a negative impression of the company in the investment community. Finally, any disruptions to the company’s business resulting from the announcement and pending nature of the Unilever Transaction, including any adverse changes in the company’s relationships with customers, vendors and employees, could continue or accelerate in the event of a failed transaction. There can be no assurance that the company’s business, these relationships or the company’s financial condition will not be adversely affected in a material way, as compared to the condition prior to the announcement of the Unilever Transaction, if the transaction is not consummated.

Risks Related to the Company’s Business and Operations

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

A limited number of customers account for a large percentage of the company’s net sales. The company’s largest customer, Wal-Mart Stores, Inc. and its affiliated companies, accounted for approximately 24%, 25% and 24% of net sales during fiscal years 2010, 2009 and 2008, respectively. During fiscal years 2010, 2009 and 2008, the company’s five largest customers accounted for approximately 37%, 39% and 35% of net sales, respectively. The company expects that a significant portion of its net sales will continue to be derived from a small number of customers and that these percentages may increase if the growth of mass merchandisers continues. As a result, changes in the strategies of the company’s largest customers, including a reduction in the number of brands they carry or a shift of shelf space to private label products, could materially harm the company’s net sales and profitability.

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

The company has taken a number of measures to increase the efficiency of the business as well as to improve the company’s profit margins. For example, the company has closed three manufacturing facilities and opened a major manufacturing facility in Jonesboro, Arkansas over the last three years. In addition, in November 2009 the company committed to a plan to cease all manufacturing at its facility in Chatsworth, California. The failure of the Jonesboro facility to provide the anticipated operating efficiencies, including delays in its ability to handle increasing manufacturing demands, could have a material adverse effect on the company’s business, financial condition and results of operations.

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

The company implemented a major new information system in the United Kingdom in fiscal year 2009 and in the United States in fiscal year 2010. The new system is expected to improve access to and consistency of information, enable standardization of business activities, help deliver business process improvements and support business growth. The inability of the new system to work as anticipated could have a material adverse effect on the company’s business, financial condition and results of operations.

The company’s business is exposed to domestic and foreign currency fluctuations that could have a material adverse effect on the company’s business, financial condition and results of operations.

The company’s international sales are generally denominated in foreign currencies, and this revenue could be materially affected by currency fluctuations. Approximately 41% of the company’s net sales were from international operations in fiscal year 2010. Its primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the British pound, Canadian dollar, Euro, Australian dollar, Mexican peso, Argentine peso, Chilean peso and South African rand. Changes in currency exchange rates may also affect the relative prices at which the company and its foreign competitors sell products in the same market and the relative prices at which the company purchases materials and services in foreign markets. Although the company hedges some exposures to changes in foreign currency exchange rates arising in the ordinary course of business, it cannot ensure that foreign currency fluctuations will not have a material adverse effect on its business, financial condition and results of operations.

The company’s business could be adversely affected by a prolonged downturn or recession in the United States and/or the other countries in which it conducts business.

A prolonged economic downturn or recession in the United States, United Kingdom, Canada, Mexico or any of the other countries in which Alberto Culver does significant business could materially and adversely affect the company’s business, financial condition and results of operations. In particular, such a downturn or recession could adversely impact (i) the level of spending by the company’s ultimate consumers, (ii) the ability to collect accounts receivable on a timely basis from certain customers, (iii) the ability of certain suppliers to fill the company’s orders for raw materials, packaging or co-packed finished goods on a timely basis and (iv) the mix of the company’s product sales.

If the company is unable to protect its intellectual property rights, specifically its trademarks, its ability to compete could be negatively impacted.

The market for the company’s products depends to a significant extent upon the value associated with its trademarks and brand names, including “TRESemmé,” “Alberto VO5,” “St. Ives,” “Nexxus,” “Simple” and “Noxzema.” The company owns the trademarks, trade dress and brand name rights used in connection with marketing and distribution of its major products both in the United States and in other countries. Although most of the company’s material intellectual property is registered in the United States and in certain foreign countries in which it operates, it may not be successful in asserting trademark, trade dress or brand name protection. In addition, the laws of certain foreign countries may not protect the company’s intellectual property rights to the same extent as the laws of the United States. The costs required to protect the company’s trademarks, trade dress and brand names is expected to continue to be substantial. The loss or dilution of any of its significant trademarks, trade dress and brand names in any jurisdiction where the company conducts a material portion of its business or where the company plans geographic expansion could have a material adverse effect on the company’s business, financial condition and results of operations.

The failure of the company to expand in existing geographic locations or enter new geographic locations could have a material adverse effect on the growth of the company’s business, sales and results of operations.

The company’s ability to continue to grow its sales and profits is dependent on expanding in the locations in which it already does business and entering into new geographic locations, both of which would require significant resources and investments which would affect the company’s risk profile. The failure to successfully enter into or expand its business in such locations could materially affect the growth of the company’s business, sales and results of operations.

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

Approximately 41% of the company’s net sales were from international operations in fiscal year 2010. The company’s ability to capitalize on growth in new international markets and to grow or maintain the current level of operations in its existing international markets is subject to risks associated with international operations. These include:

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

The company is a holding company and does not have any assets or operations other than ownership of its subsidiaries. The company’s operations are conducted through its subsidiaries and its ability to generate cash to pay dividends is highly dependent on the earnings of, and receipt of funds from, its subsidiaries through dividends or intercompany loans. However, none of the company’s subsidiaries is obligated to make funds available to the company for payment of dividends.

Risks Related to the Separation

If the distribution of New Alberto Culver shares as part of the Separation does not constitute a tax-free distribution under Section 355 of the Internal Revenue Code, then New Alberto Culver or New Sally (pursuant to a tax allocation agreement entered into in connection with the Separation) and Alberto Culver stockholders may be responsible for payment of significant U.S. federal income taxes.

The completion of the New Alberto Culver share distribution was conditioned upon the receipt of (i) a private letter ruling from the Internal Revenue Service and (ii) an opinion of Sidley Austin LLP, counsel to Alberto Culver, in each case, to the effect that the contribution of the company to New Alberto Culver and the New Alberto Culver share distribution will qualify as a reorganization under Section 368(a)(1)(D) of the Internal Revenue Code and a distribution eligible for non-recognition under Sections 355(a) and 361(c) of the Internal Revenue Code. The private letter ruling and the opinion of counsel was based, in part, on assumptions and representations as to factual matters made by, among others, Alberto Culver, New Sally and representatives of the Lavin family stockholders (Ms. Carol L. Bernick, Chairman of the company’s Board of Directors, Mr. Leonard H. Lavin, a director of the company, and a partnership and trusts established for the benefit of specified members of the Lavin family), as requested by the Internal Revenue Service or counsel, which, if incorrect, could jeopardize the conclusions reached by the Internal Revenue Service and counsel. The private letter ruling also did not address certain material legal issues that could affect its conclusions, and reserved the right of the Internal Revenue Service to raise such issues upon a subsequent audit. Opinions of counsel neither bind the Internal Revenue Service or any court, nor preclude the Internal Revenue Service from adopting a contrary position.

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

In the event that New Sally recognizes a taxable gain in connection with the New Alberto Culver share distribution because of an acquisition of 50% or more of New Alberto Culver or New Sally outstanding common stock as part of a plan or series of related transactions that includes the New Alberto Culver share distribution, the taxable gain recognized by New Sally would result in significant U.S. federal income tax liabilities to New Sally. Under the Internal Revenue Code, New Sally would be primarily liable for these taxes and New Alberto Culver would be secondarily liable. Under the terms of a tax allocation agreement between New Sally, Sally Holdings, New Alberto Culver and Alberto Culver, New Alberto Culver will generally be required to indemnify New Sally against any such tax liabilities unless such liability results solely from an act of New Sally or its affiliates (including Investor), subject to specified exceptions, after the New Alberto Culver share distribution.

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

The company’s properties, plants and equipment are maintained in good condition and are suitable and adequate to support the business. The principal properties and their general characteristics are described below:

Location	Type of Facility	Business Segment
Company-Owned Properties:

Melrose Park, Illinois	Corporate Office, Manufacturing, Warehouse	(1)
Basingstoke, United Kingdom	Office	(2)
Buenos Aires, Argentina	Office, Manufacturing, Warehouse	(2)
Jonesboro, Arkansas (3)	Office, Manufacturing, Warehouse	(1)
Minooka, Illinois	Warehouse	(1)
Naucalpan de Juarez, Mexico	Office, Manufacturing, Warehouse	(2)
Swansea, United Kingdom	Office, Manufacturing, Warehouse	(2)

Leased Properties:

Atlanta, Georgia	Warehouse	(1)
Bridgend, United Kingdom	Warehouse	(2)
Carlisle, Pennsylvania	Warehouse	(1)
Chatsworth, California	Office, Manufacturing, Warehouse	(1)
Ontario, California	Warehouse	(1)
Mississauga, Ontario, Canada	Office	(2)
Solihull, United Kingdom	Office	(2)

(1)	United States
(2)	International
(3)	While the title to the property is held by the City of Jonesboro, the company may take title to the property at any time at nominal cost.

ITEM 3.	LEGAL PROCEEDINGS

The company is the subject of various pending or threatened legal actions in the ordinary course of its business. There are no legal proceedings pending as of September 30, 2010 that the company believes could have a material adverse effect on its business.

On or about October 5, 2010, Laborers Local 235 Benefit Funds, an Alberto Culver stockholder, filed a purported class action complaint on behalf of itself and all other similarly situated stockholders of Alberto Culver in the Court of Chancery of the State of Delaware, captioned Laborers Local 235 Benefit Funds v. Leonard H. Lavin, et al., Case No. 5873. The lawsuit names as defendants Alberto Culver, Alberto Culver’s directors (which, together with Alberto Culver, are referred to as the Alberto Culver defendants), Unilever N.V. and certain other Unilever entities (which, together with Unilever N.V., are referred to as the Unilever defendants). Shortly thereafter, four more Alberto Culver stockholders filed complaints in the Delaware Court of Chancery on behalf of the same purported class of Alberto Culver stockholders and against the same defendants as the first case, under the following captions: City of Riviera Beach General Employees Retirement System v. Leonard H. Lavin, et al., Case No. 5876 (filed on October 6, 2010); Oklahoma Firefighters Pension and Retirement System v. Leonard H. Lavin, et al., Case No. 5879 (filed on October 7, 2010); KBC Asset Management NV v. Leonard H. Lavin, et al., Case No. 5898 (filed on October 13, 2010); and Southeastern Pennsylvania Transportation Authority v. Carol Lavin Bernick, et al., Case No. 5905 (filed on October 15, 2010). These five cases are referred to together as the “Delaware Actions.”

On or about October 13, 2010, Dolores Joyce, on behalf of herself and all other similarly situated Alberto Culver stockholders, filed a sixth purported class action complaint in the Circuit Court of Cook County, Illinois,

County Department, Chancery Division against the same defendants as the first case, captioned Dolores Joyce v. Leonard H. Lavin, et al., Case No. 10CH44626. On or about October 18, 2010, Inter-Local Pension Fund of the Graphic Communications Conference of the International Brotherhood of Teamsters, filed a seventh purported class action on behalf of the same class, in the same court and against the same defendants as in the sixth case, captioned Inter-Local Pension Fund of the Graphic Communications Conference of the International Brotherhood of Teamsters v. Leonard H. Lavin et al., Case No. 10CH5419. The Joyce and Inter-Local cases are referred to together as the “Illinois Actions.” The Circuit Court of Cook County, Illinois consolidated the Illinois Actions by order of the court on October 27, 2010. On October 29, 2010, the Defendants filed a motion to dismiss the Illinois Actions. Before the court ruled on the Defendants’ motion, it granted plaintiffs’ leave to voluntarily dismiss the Illinois Actions on November 3, 2010. On or about October 22, 2010, David Jaroslawicz, on behalf of himself and all other similarly situated stockholders of Alberto Culver, filed an eighth purported class action in the District Court of the Northern District of Illinois, captioned David Jaroslawicz v. Leonard H. Lavin, et al., Case No. 1:10-CV-6815. On or about November 8, 2010, Dolores Joyce filed a ninth purported class action on behalf of herself and all other similarly situated Alberto Culver stockholders in the District Court of the Northern District of Illinois, captioned Dolores Joyce v. Leonard H. Lavin, et al. This case, together with the Jaroslawicz case, is referred to as the “Federal Court Actions.”

All nine lawsuits allege, among other things, that Alberto Culver’s directors breached their fiduciary duties in connection with the negotiation, consideration and approval of the Unilever Transaction agreement by, among other things, agreeing to sell Alberto Culver for inadequate consideration and on otherwise inappropriate terms. The complaints allege that the Unilever defendants aided and abetted, and the complaints filed in the Illinois Actions also allege that Alberto Culver aided and abetted, the alleged breaches of fiduciary duty by the Alberto Culver directors. The complaint in the Joyce Federal Court Action also alleges that the preliminary proxy statement contains material misrepresentations or omissions in violation of Sections 14(a) and 20(a) of the Securities Exchange Act. Based on these allegations, the lawsuits, among other relief, seek certain injunctive relief, including the enjoining of the Unilever Transaction, and damages. They also purport to seek recovery of the costs of the actions, including reasonable attorneys’ fees. Based on the facts known to date, the Alberto Culver defendants believe that the claims asserted in the lawsuits are without merit, and they intend to defend themselves vigorously.

On or about October 11, 2010, the plaintiffs in the Laborers Local, City of Riviera Beach and Oklahoma Firefighters cases jointly served Alberto Culver’s directors with discovery requests. On October 27, 2010, plaintiffs in the Delaware Actions filed a motion to consolidate and to appoint lead plaintiffs. On that same day, the plaintiffs in the Delaware Actions served joint discovery requests upon the Unilever defendants. The Delaware Court of Chancery, by order dated October 29, 2010, set an agreed schedule for expedited discovery and scheduled a preliminary injunction hearing for November 30, 2010. The preliminary injunction hearing was rescheduled for December 6, 2010.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The high and low sales prices of the company’s common stock on the New York Stock Exchange (NYSE) and cash dividends per share in each quarter of fiscal years 2010 and 2009 are as follows:

	Market Price Range				Cash Dividends Per Share
	2010		2009
	High	Low	High	Low	2010	2009
Common Stock (NYSE Symbol ACV):
First Quarter	$30.04	24.76	28.35	19.32	$.075	.065
Second Quarter	$29.94	25.78	27.00	20.90	.085	.075
Third Quarter	$29.07	25.62	25.76	20.47	.085	.075
Fourth Quarter	$37.93	26.68	27.90	23.81	.085	.075

					$.330	.290

Stockholders of record, which exclude a large number of stockholders with shares held in “street name,” totaled 1,099 as of October 31, 2010.

Cash dividends on common stock in fiscal years 2010, 2009 and 2008 were $32.5 million, $28.5 million and $24.8 million, respectively. Pursuant to the terms of the Unilever Transaction agreement, the company is not precluded from paying future dividends at the current level in the ordinary course.

During fiscal year 2010, the company purchased 539,181 shares of common stock in the open market for an aggregate purchase price of $14.7 million. During fiscal year 2009, the company purchased 54,339 shares for an aggregate purchase price of $1.4 million, and in fiscal year 2008 the company purchased 4,165,782 shares for an aggregate purchase price of $109.5 million. The share buyback program was approved by the board of directors in November 2006 for 5 million shares of common stock and in July 2008 for an additional 5 million shares. At September 30, 2010, the company has authorization remaining to purchase a total of 5,240,698 shares, although the company is currently precluded from making share repurchases in the open market pursuant to the terms of the Unilever Transaction agreement.

During the three months ended September 30, 2010, the company acquired 7,328 shares of common stock that were surrendered by employees in connection with the exercise of stock options and the payment of minimum withholding taxes related to restricted shares or stock issued in connection with other employee incentive plans. These shares are not subject to the company’s stock repurchase program.

The following table summarizes information with respect to the purchases made by or on behalf of the company of shares of its common stock during the three months ended September 30, 2010:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2010	4,280	$29.53	—	5,240,698
August 1 – August 31, 2010	3,048	$30.52	—	5,240,698
September 1 – September 30, 2010	—	—	—	5,240,698

	7,328		—

All common stock purchased in the open market during fiscal years 2010, 2009 and 2008 and all shares acquired through incentive plans subsequent to the Separation are being accounted for using the constructive retirement method, as the company has no intent to reissue the shares.

The following graph compares the cumulative total shareholder return on the company’s Common Stock, the Standard & Poor’s MidCap 400 Index, and a selected peer group of companies. Due to the Separation occurring on November 16, 2006, the graph shows total shareholder return beginning on the first trading day for New Alberto Culver after the Separation (November 17, 2006) and going through September 30, 2010. The selected peer group consists of Avon Products, Inc.; Church & Dwight, Inc.; The Clorox Company; Elizabeth Arden, Inc.; Energizer Holdings, Inc.; The Estee Lauder Companies; McCormick & Company, Incorporated; Nu Skin Enterprises; Physician’s Formula Holdings; Prestige Brands Holdings; Revlon, Inc.; and Spectrum Brands, Inc. Bare Escentuals, Inc. and Chattem, Inc. dropped out of the peer group due to their acquisitions by Shiseido Company, Limited and sanofi-aventis, respectively.

For the purpose of calculating the peer group average, the cumulative total shareholder returns of each company have been weighted according to its stock market capitalization at the beginning of the performance period. The graph assumes $100 was invested on November 17, 2006 and that all dividends were reinvested.

	11/17/2006	9/30/2007	9/30/2008	9/30/2009	9/30/2010
Cumulative Returns
Alberto Culver	100.00	116.50	129.23	132.96	182.95
S&P MidCap 400 Index	100.00	110.94	92.44	89.56	105.48
Peer Group	100.00	108.33	114.67	98.94	116.28

ITEM 6.	SELECTED FINANCIAL DATA

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

	Year ended September 30,
(In thousands, except per share data)	2010		2009		2008		2007		2006
Operating Results:
Net sales	$1,597,233		1,433,980		1,443,456		1,315,449		1,186,000
Gross profit	834,676		735,202		757,281		673,277		613,515
Earnings from continuing operations before provision for income taxes	217,844	(1)	185,838	(2)	170,807	(3)	100,782	(4)	91,006
Provision for income taxes	62,708		68,005		64,768		28,218		25,161
Earnings from continuing operations	155,136	(1)	117,833	(2)	106,039	(3)	72,564	(4)	65,845
Earnings per share from continuing operations:
Basic	1.58		1.21		1.08		.76		.71
Diluted	1.55	(1)	1.19	(2)	1.05	(3)	.74	(4)	.70
Weighted Average Shares Outstanding:
Basic	97,985		97,670		98,424		95,896		92,426
Diluted	99,852		99,108		100,644		98,358		93,485
Shares Outstanding at Year End:
Common Stock	98,810		98,262		97,863		98,057		93,239
Financial Condition:
Total assets, including discontinued operations	$1,878,275		1,558,014		1,467,300		1,491,869	(5)	2,585,462	(5)
Current ratio	2.84 to 1		3.14 to 1		3.10 to 1		1.96 to 1		2.37 to 1
Working capital	$520,680		589,804		598,380		366,651		331,741
Cash, cash equivalents and investments	355,684		528,187		511,173		328,666		182,783
Property, plant and equipment, net	247,049		249,911		221,667		198,341		188,401
Long-term debt, including current portion	150,422		604		867		120,486		120,709
Stockholders’ equity	1,324,612		1,196,646		1,110,606		973,364		1,729,781
Cash dividends	32,495		28,452		24,797		16,049		45,379
Cash dividends per share	.33		.29		.25		25.165	(6)	.49

(1)	Fiscal year 2010 includes the following non-core items, which reduced earnings from continuing operations before provision for income taxes by $18.4 million, earnings from continuing operations by $16.5 million and diluted earnings per share from continuing operations by 16 cents:

•

Restructuring and other expenses which reduced earnings from continuing operations before provision for income taxes by $5.1 million, earnings from continuing operations by $3.2 million and diluted earnings per share from continuing operations by 3 cents.

•

Transaction expenses incurred in connection with the Unilever Transaction and the acquisition of Simple Health & Beauty Group Limited, which reduced earnings from continuing operations before provision for income taxes and earnings from continuing operations by $13.3 million and diluted earnings per share from continuing operations by 13 cents.

(2)	Fiscal year 2009 includes restructuring and other expenses which reduced earnings from continuing operations before provision for income taxes by $6.8 million, earnings from continuing operations by $4.2 million and diluted earnings per share from continuing operations by 4 cents.

(3)	Fiscal year 2008 includes restructuring and other expenses which reduced earnings from continuing operations before provision for income taxes by $11.2 million, earnings from continuing operations by $7.2 million and diluted earnings per share from continuing operations by 8 cents.

(4)	Fiscal year 2007 includes restructuring and other expenses which reduced earnings from continuing operations before provision for income taxes by $33.1 million, earnings from continuing operations by $21.8 million and diluted earnings per share from continuing operations by 22 cents.

(5)	Total assets includes assets of discontinued operations of $235.9 million and $1.54 billion at September 30, 2007 and 2006, respectively.

(6)	Fiscal year 2007 includes a $25.00 per share special cash dividend for each share of common stock owned as of November 16, 2006 in connection with the Separation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of Business

Alberto Culver Company develops, manufactures, distributes and markets beauty care brands as well as food and household brands in the United States and more than 100 other countries. The company is organized into two reportable business segments—United States and International.

Overview

Unilever Transaction

On September 27, 2010, the company entered into a definitive agreement with Unilever, pursuant to which Unilever will acquire all of the outstanding shares of Alberto Culver Company common stock in exchange for $37.50 per share in cash, without interest. The transaction is subject to approval by owners of a majority of the company’s outstanding shares of common stock, as well as governmental and regulatory approvals and other closing conditions. As a result, it is difficult to predict with certainty whether or when the transaction will close. The company incurred $7.3 million of transaction expenses (primarily investment banking, legal and other professional service fees) in connection with the proposed transaction which were recorded as expenses in the consolidated statement of earnings in fiscal year 2010. Unless otherwise noted, all information in Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is presented assuming the company remains a stand-alone going concern.

Fiscal Year 2010 Developments

Simple Acquisition

On December 18, 2009, the company acquired all of the issued and outstanding shares of Simple Health and Beauty Group Limited (Simple), a leading skin care company based in the United Kingdom. The total purchase price was $385.0 million (net of cash acquired), and the transaction was funded from the company’s existing cash. The company also incurred $6.0 million of transaction expenses in connection with the acquisition which were recorded in the statement of earnings in fiscal year 2010 in accordance with FASB ASC Topic 805, “Business Combinations.” The results of operations of Simple have been included in the consolidated financial statements from the date of acquisition.

Legal Settlement of a Dispute with a Supplier

In April 2010, the company resolved an ongoing dispute with a supplier. As a result, the company recorded a one-time, pre-tax gain of $8.7 million in fiscal year 2010, which included the forgiveness of $5.8 million of obligations owed to the supplier and the receipt of $2.9 million in cash from the supplier. From the third quarter of fiscal year 2009 through the resolution of the dispute, the company incurred pre-tax charges totaling $4.0 million related to this matter, all of which were expensed in the periods incurred. The one-time gain and all charges related to this matter are included in advertising, marketing, selling and administrative expenses in the consolidated statements of earnings.

United States Manufacturing and Supply Chain Issues

Net sales and operating results in the United States in fiscal year 2010 were impacted by manufacturing and supply chain disruptions primarily related to the consolidation and transition of the company’s North America manufacturing network.

In addition, in December 2009 the company implemented a new ERP system at its various locations in the United States. While the system is fully operational in all of the company’s U.S. facilities, this change added complexity as the company works toward optimizing its North America manufacturing network. The learning curve associated with the new system slowed down the resolution of the manufacturing and supply chain disruptions.

Management added significant resources to address these disruptions and, at this time, is confident that the customer service issues associated with the disruptions are resolved. Management continues to be confident that the ongoing initiative to optimize the company’s North America manufacturing network will provide operational flexibility and financial benefits to the organization over the long term and will help facilitate future growth.

Soft & Beautiful Relaxer Kits

Earlier this fiscal year, the company identified a trend of increased consumer complaints related to a portion of its Soft & Beautiful relaxer kits. As a result, management reviewed all available information relating to these complaints and the manufacturing and distribution of these kits. For fiscal year 2009, sales of Soft & Beautiful relaxer kits related to the affected items represented approximately 1% of total net sales. Out of an abundance of caution, management also reviewed the level of complaints for the entire relaxer business and did not identify the same trends in any other relaxer brand.

In the second quarter of fiscal year 2010, management initiated a voluntary withdrawal program to retrieve relaxer kits related to the affected items that remained in the distribution channel or on-shelf at the customer level. As a result, the company incurred total pre-tax charges of $5.5 million during fiscal year 2010, which are reflected in the following line items of the consolidated statement of earnings (in thousands):

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

Management believes that all significant costs related to this voluntary withdrawal have been incurred and recorded in fiscal year 2010.

Discontinued Operations

Unless otherwise noted, all financial information in the accompanying consolidated financial statements and related notes, as well as all information in MD&A, reflects only continuing operations.

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

In accordance with the provisions of FASB ASC Subtopic 205-20, the results of operations and cash flows related to the Cederroth business are reported as discontinued operations for all periods presented.

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

Non-GAAP Financial Measures

The company’s financial results in fiscal years 2010, 2009 and 2008 were affected by restructuring and certain other discrete items. The company has implemented several restructuring and reorganization plans since the Separation, which are summarized in the “Overview—Restructuring and Other” section of MD&A. All costs incurred related to these plans are classified as “restructuring and other” on the consolidated statements of earnings for all periods presented. In addition, the company incurred transaction expenses related to the Unilever Transaction and the acquisition of Simple during fiscal year 2010 and costs related to a dispute with a supplier during fiscal years 2010 and 2009. This dispute was settled in April 2010, which resulted in a significant one-time gain for the company. The company also benefited from the reversal of a $3.9 million contingent liability that was favorably settled during fiscal year 2008. All of these costs, expenses and one-time benefits relate to restructuring plans implemented by the company and/or specific transactions and issues rather than the normal ongoing operations of the company’s businesses. Finally, the company’s provision for income taxes in the periods presented includes certain discrete tax items that relate to specific events and transactions that occurred in the respective periods rather than the normal ongoing tax effects of the company’s results of operations.

To supplement the company’s financial results presented in accordance with U.S. generally accepted accounting principles (GAAP), “pre-tax earnings from continuing operations excluding restructuring and discrete items,” “earnings from continuing operations excluding restructuring and discrete items” and “diluted earnings per share from continuing operations excluding restructuring and discrete items” may be disclosed in the “Results of Operations” section of MD&A. In addition, the company discloses “organic sales growth” which measures the growth in net sales excluding the effects of foreign currency fluctuations, acquisitions and divestitures. These measures are “non-GAAP financial measures” as defined by Regulation G of the SEC. The non-GAAP financial measures are not intended to be, and should not be, considered separately from or as alternatives to the most directly comparable GAAP financial measures of “pre-tax earnings from continuing operations,” “earnings from continuing operations,” “diluted earnings per share from continuing operations” and “net sales growth.” These specific non-GAAP financial measures, including the per share measure, are presented in MD&A with the intent of providing greater transparency to supplemental financial information used by management and the company’s board of directors in their financial and operational decision-making. These non-GAAP financial measures are among the primary indicators that management and the board of directors use as a basis for budgeting, making operating and strategic decisions and evaluating performance of the company and management as they provide meaningful supplemental information regarding the normal ongoing operations of the company and its core businesses. In addition, these non-GAAP financial measures are used by management and the board of directors to facilitate internal comparisons to the company’s historical operating results. These amounts are disclosed so that the reader has the same financial data that management uses with the belief that it will assist investors and other readers in making comparisons to the company’s historical operating results and analyzing the underlying performance of the company’s normal ongoing operations for the periods presented. Management believes that the presentation of these non-GAAP financial measures, when considered along with the company’s GAAP financial measures and the reconciliations to the corresponding GAAP financial measures, provides the reader with a more complete understanding of the factors and trends affecting the company than could be obtained absent these disclosures. It is important for the reader to note that the non-GAAP financial measures used by the company may be calculated differently from, and therefore may not be comparable to, similarly titled measures used by other companies. Reconciliations of these measures to their most directly comparable GAAP financial measures are provided in the “Reconciliation of Non-GAAP Financial Measures” section of MD&A and should be carefully evaluated by the reader.

Restructuring and Other

Restructuring and other expenses during the fiscal years ended September 30, 2010, 2009 and 2008 consist of the following:

(In thousands)	2010	2009	2008
Severance and other exit costs	$3,442	3,146	6,196
Impairment and other property, plant and equipment charges	1,786	3,552	6,265
Gain on sale of assets	—	(73)	(1,808)
Other	(127)	151	532

	$5,101	6,776	11,185

Severance and Other Exit Costs

In November 2006, the company committed to a plan to terminate employees as part of a reorganization following the Separation. In connection with this reorganization plan, on December 1, 2006 the company announced that it was going to close its manufacturing facility in Dallas, Texas. The company’s worldwide workforce was reduced by approximately 215 employees as a result of the reorganization plan, including 125 employees from the Dallas, Texas manufacturing facility. Through September 30, 2010, the company has recorded cumulative charges related to this plan of $15.0 million for severance, $254,000 for contract termination costs and $1.4 million for other exit costs.

In October 2007, the company committed to a plan primarily related to the closure of its manufacturing facility in Toronto, Canada. As part of the plan, the company’s workforce was reduced by approximately 125 employees. Through September 30, 2010, the company has recorded cumulative charges related to this plan of $2.5 million for severance, $17,000 for contract termination costs and $425,000 for other exit costs.

In May 2008, the company committed to a plan related to its Puerto Rico operations, including closing its manufacturing facility, reducing its headcount and relocating to a smaller commercial office. As part of the plan, the company’s workforce was reduced by approximately 100 employees. Through September 30, 2010, the company has recorded cumulative charges related to this plan of $1.7 million for severance, $201,000 for contract termination costs and $1.2 million for other exit costs.

The following table reflects the activity related to the three aforementioned restructuring plans during the fiscal year ended September 30, 2010:

(In thousands)	Liability at September 30, 2009	New Charges & Adjustments		Cash Payments & Other	Liability at September 30, 2010
Severance	$328	—		(15)	313
Contract termination costs	—	210		(104)	106
Other	70	13		(78)	5

	$398	223	*	(197)	424

In June 2009, the company committed to a plan primarily related to the downsizing of its manufacturing facility and the consolidation of its warehouse and office facilities in Chatsworth, California. As part of this plan, the company’s workforce has been reduced by approximately 100 employees, with an additional reduction of approximately 60 employees still expected. Through September 30, 2010, the company has recorded cumulative charges related to this plan of $1.9 million for severance and $872,000 for other exit costs.

In November 2009, the company committed to a plan primarily related to ceasing all manufacturing activities at its facility in Chatsworth, California. This plan is in addition to the company’s initial plan to downsize the Chatsworth manufacturing facility, which is described above. As part of this new plan, the company’s workforce will be further reduced by approximately 110 employees. Through September 30, 2010, the company has recorded cumulative charges related to this plan of $3.1 million for severance, $30,000 for contract termination costs and $242,000 for other exit costs.

The following table reflects the activity related to the company’s two Chatsworth, California restructuring plans during the fiscal year ended September 30, 2010:

(In thousands)	Liability at September 30, 2009	New Charges & Adjustments		Cash Payments & Other	Liability at September 30, 2010
Severance	$1,963	2,820		(1,919)	2,864
Contract termination costs	—	30		(30)	—
Other	432	369		(551)	250

	$2,395	3,219	*	(2,500)	3,114

*	The sum of these amounts from the tables above represents the $3.4 million of total charges for severance and other exit costs recorded during fiscal year 2010.

In response to the manufacturing and supply chain disruptions the company recently experienced in the United States, management has delayed the closing of the Chatsworth, California facility. This delay did not result in any significant adjustments to restructuring charges or existing reserves. While the company is continuing to explore several alternatives to further optimize its North America manufacturing capacity, at this time management remains committed to its plan to cease all manufacturing in Chatsworth, California and intends to execute this plan on a revised timetable after the remaining manufacturing and supply chain issues are fully resolved and these alternatives have been fully explored. Management’s current estimate is that cash payments related to these plans will be substantially completed by September 30, 2011.

Impairment and Other Property, Plant and Equipment Charges

During fiscal years 2010 and 2009, the company recorded fixed asset charges of $1.8 million and $3.6 million, respectively, primarily related to the write-down of certain manufacturing equipment and leasehold improvements in connection with the company’s two Chatsworth, California restructuring plans. During fiscal year 2008, the company recorded total impairment and other fixed asset charges of $6.3 million. This amount includes impairments of $648,000 related to the building and certain manufacturing equipment in connection with the closure of the Dallas, Texas manufacturing facility, $1.3 million related to manufacturing equipment in connection with the closure of the Toronto, Canada manufacturing facility and $1.6 million related to the building and certain manufacturing equipment in connection with the closure of the Puerto Rico manufacturing facility. In addition to the impairments, the company recognized $2.8 million of other fixed asset charges related to the closure of the Dallas, Texas, Toronto, Canada and Puerto Rico manufacturing facilities during fiscal year 2008.

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

Expected Savings

The company’s first three reorganization and restructuring plans have been fully implemented as of September 30, 2010, and the reported financial results reflect the savings realized during those periods. As a result of the newest restructuring plans announced in June 2009 and November 2009 primarily related to the Chatsworth, California facilities, the company expects to recognize cost savings of approximately $12 million on an annualized basis once the plans are completed. The additional cost savings will affect advertising, marketing, selling and administrative expenses and gross profit on the consolidated statement of earnings.

Results of Operations

Comparison of the Years Ended September 30, 2010 and 2009

Net sales for the fiscal year ended September 30, 2010 were $1.60 billion, an increase of 11.4% compared to the prior year. Organic sales, which exclude the effect of foreign currency fluctuations (a positive impact of 2.1%), the net sales of Simple products in 2010 (a positive impact of 5.8%) and the divestiture of the BDM Grange distribution business in New Zealand (an adverse impact of 0.7%), grew 4.2% during fiscal year 2010.

Earnings from continuing operations were $155.1 million for the fiscal year ended September 30, 2010 versus $117.8 million in the prior year. Diluted earnings per share from continuing operations were $1.55 in fiscal year 2010 compared to $1.19 in fiscal year 2009. In fiscal year 2010, transaction expenses related to the Unilever Transaction and the Simple acquisition reduced earnings from continuing operations by $13.3 million and diluted earnings per share from continuing operations by 13 cents, while restructuring and other expenses reduced earnings from continuing operations by $3.2 million and diluted earnings per share from continuing operations by 3 cents. In addition, a settlement related to a dispute with a supplier (net of costs incurred) increased earnings from continuing operations in fiscal year 2010 by $5.2 million and diluted earnings per share from continuing operations by 5 cents, while discrete tax items increased earnings from continuing operations by $4.5 million and diluted earnings per share from continuing operations by 4 cents. In fiscal year 2009, the company recognized income tax expense related to discrete tax items which reduced earnings from continuing operations by $6.8 million and diluted earnings per share from continuing operations by 7 cents. In addition, restructuring and other expenses in fiscal year 2009 reduced earnings from continuing operations by $4.2 million and diluted earnings per share from continuing operations by 4 cents and the company incurred costs related to the same dispute with a supplier which reduced earnings from continuing operations by $1.9 million and diluted earnings per share from continuing operations by 2 cents.

Excluding restructuring and discrete items, earnings from continuing operations were $161.9 million for fiscal year 2010 compared to $130.8 million for fiscal year 2009, representing a 23.7% increase. Diluted earnings per share from continuing operations excluding restructuring and discrete items increased 22.7% to $1.62 from $1.32 in the prior year.

Net sales for the United States segment in fiscal year 2010 increased 2.9% to $943.9 million from $917.0 million in 2009. The 2010 sales increase was principally due to higher sales of TRESemmé hair care products and higher custom label manufacturing sales, partially offset by lower sales for St. Ives, Alberto VO5, Nexxus and Noxzema. Net sales in the United States in fiscal year 2010 were also lower for the company’s multicultural brands, partly due to the voluntary withdrawal of select relaxer kit items. The first and second quarters of fiscal year 2010 were negatively impacted by manufacturing and supply chain disruptions in the United States. However, during the third and fourth quarters customer service levels were restored to normal and the company’s retail customers replenished their inventories. In addition, through effective marketing, promotional activity and shelf space gains the company was able to recapture much of the sales volume that may have been lost earlier in the fiscal year. For more information regarding the U.S. manufacturing and supply chain issues and the voluntary withdrawal of relaxer kits, refer to the “Overview—Fiscal Year 2010 Developments” section of MD&A.

Net sales for the International segment increased 26.4% to $653.3 million in fiscal year 2010 compared to $517.0 million in fiscal year 2009. The acquisition of Simple in December 2009 added approximately $82.0 million (15.9%) to sales for fiscal year 2010. The remaining sales increase was primarily attributable to the effect of foreign currency fluctuations (5.9%) and higher sales of TRESemmé hair care products, partially offset by the impact of divesting the BDM Grange distribution business in August 2009.

Gross profit increased $99.5 million or 13.5% to $834.7 million for fiscal year 2010 compared to the prior year. Gross profit, as a percentage of net sales, was 52.3% for fiscal year 2010 compared to 51.3% in the prior year. Gross profit in the United States for fiscal year 2010 increased $13.9 million or 2.9% from the prior year. As a percentage of net sales, United States’ gross profit was 51.3% for both fiscal years 2010 and 2009. Lower commodity costs in fiscal year 2010 were offset by increased trade promotions. Gross profit for the International segment increased $85.6 million or 32.3% in fiscal year 2010 versus the prior year. As a percentage of net sales, International’s gross profit was 53.6% in fiscal year 2010 compared to 51.2% in the prior year period. The gross margin improvement for International was primarily attributable to lower commodity costs and production efficiencies, as well as the impact of the Simple acquisition, partially offset by increased trade promotions in fiscal year 2010.

Compared to the prior year, advertising, marketing, selling and administrative expenses in fiscal year 2010 increased $50.9 million or 9.3% compared to the prior year. This overall increase consists of higher advertising and marketing expenses (4.1%) and selling and administrative expenses (5.2%).

Advertising and marketing expenditures increased 9.3% to $261.8 million (16.4% of net sales) in fiscal year 2010 compared to $239.5 million (16.7% of net sales) in the prior year primarily due to significant investments behind TRESemmé, St. Ives and Noxzema, Simple’s advertising and marketing since its acquisition and the effect of foreign currency fluctuations. Advertising and marketing expenditures in the United States increased 2.2% in fiscal year 2010 compared to the prior year. The increase was principally due to higher expenditures related to TRESemmé (8.1%), St. Ives (3.1%) and Noxzema (2.5%), partially offset by lower expenditures for Nexxus (9.2%). Advertising and marketing expenditures for the International segment increased 20.9% in fiscal year 2010 compared to the prior year, primarily due to expenditures related to Simple (10.4%), increased expenditures for TRESemmé (9.2%) and the effect of foreign currency fluctuations (5.6%). These increases were partially offset by decreased expenditures for Alberto VO5 (3.2%).

Selling and administrative expenses increased 9.3% to $334.3 million in fiscal year 2010 from $305.8 million in fiscal year 2009. Selling and administrative expenses, as a percentage of net sales, decreased to 20.9% in fiscal year 2010 from 21.3% last year. Selling and administrative expenses in the United States increased 1.1% in fiscal year 2010 compared to the prior year primarily due to costs associated with the recent manufacturing and supply chain disruptions and the voluntary withdrawal of certain relaxer kit items, as well as higher implementation costs related to the new ERP system in the United States, including depreciation expense. These increases were partially offset by a favorable settlement of a dispute with a supplier in April 2010 which resulted in a $7.6 million benefit (net of costs incurred) in fiscal year 2010 compared to charges of $2.9 million in the prior year. International’s selling and administrative expenses increased 19.3% in fiscal year 2010 compared to the prior year primarily due to costs related to the acquired Simple business, the effect of foreign currency fluctuations and higher implementation costs related to the new ERP system, which are partially allocated to the International segment for reporting purposes. Stock-based compensation expense, which is included in selling and administrative expenses but is not allocated to the company’s reportable segments, was $12.8 million in fiscal year 2010 compared to $10.5 million in fiscal year 2009.

The company recorded net interest expense of $2.3 million in fiscal year 2010 and net interest income of $2.7 million in fiscal year 2009. Interest expense was $3.8 million in fiscal year 2010 and $660,000 in fiscal year 2009. The increase in interest expense is due to the company’s $150.0 million debt issuance in May 2010. Interest income was $1.5 million and $3.3 million in fiscal years 2010 and 2009, respectively. The decrease in interest income was principally due to significantly lower cash balances and lower interest rates in fiscal year 2010 compared to last year.

The provision for income taxes as a percentage of earnings from continuing operations before income taxes was 28.8% and 36.6% in fiscal years 2010 and 2009, respectively. The provision for income taxes in fiscal year 2010 includes a net benefit of $4.5 million from discrete tax items, while the provision for income taxes in 2009 includes net expense of $6.8 million from discrete tax items. The net discrete tax items in both years reflect benefits from changes in certain estimates related to the previous years’ tax provisions. In addition, the provision for income taxes in fiscal year 2009 includes discrete tax expense of approximately $7.1 million related to the local currency gain on U.S. dollar denominated cash equivalents held by Alberto Culver AB in Sweden following the sale of Cederroth. On October 31, 2008, the remaining proceeds from the Cederroth sale were transferred to a newly formed, wholly-owned subsidiary in the Netherlands, and further exchange rate changes with respect to these proceeds did not result in taxable income for the company. The net discrete tax items resulted in a 2.1 percentage point decrease and a 3.7 percentage point increase in the effective tax rates in fiscal years 2010 and 2009, respectively. In addition to the discrete tax items, the effective tax rate in 2010 is lower than the U.S. statutory federal income tax rate due to the effect of a reorganization of the company’s subsidiaries in Europe and the Simple acquisition. The effective tax rates in both 2010 and 2009 also reflect tax benefits resulting from intercompany dividend payments. Finally, the $13.3 million of transaction expenses recorded in fiscal year 2010 related to the Unilever Transaction and the Simple acquisition are not expected to give rise to an income tax benefit, which resulted in a 1.7 percentage point increase in the effective tax rate in the period.

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

Earnings from continuing operations were $117.8 million for the fiscal year ended September 30, 2009 versus $106.0 million in the prior year. Diluted earnings per share from continuing operations were $1.19 in fiscal year 2009 compared to $1.05 in fiscal year 2008. In fiscal year 2009, the company recognized net income tax expense related to discrete tax items which reduced earnings from continuing operations by $6.8 million and diluted earnings per share from continuing operations by 7 cents. In addition, restructuring and other expenses in fiscal year 2009 reduced earnings from continuing operations by $4.2 million and diluted earnings per share from continuing operations by 4 cents and the company incurred costs related to a dispute with a supplier which reduced earnings from continuing operations by $1.9 million and diluted earnings per share from continuing operations by 2 cents. In fiscal year 2008, discrete tax items decreased earnings from continuing operations by $8.5 million and diluted earnings per share from continuing operations by 8 cents, while restructuring and other expenses reduced earnings from continuing operations by $7.2 million and diluted earnings per share from continuing operations by 8 cents. In addition, in fiscal year 2008 the company benefited from the reversal of a contingent liability which increased earnings from continuing operations by $2.6 million and diluted earnings per share for continuing operations by 3 cents.

Excluding restructuring and discrete items, earnings from continuing operations were $130.8 million for fiscal year 2009 compared to $119.1 million for fiscal year 2008, representing a 9.8% increase. Diluted earnings per share from continuing operations excluding restructuring and discrete items increased 11.9% to $1.32 from $1.18 in 2008.

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

Gross profit decreased $22.1 million or 2.9% to $735.2 million in fiscal year 2009 compared to the prior year. Gross profit, as a percentage of net sales, was 51.3% for fiscal year 2009 compared to 52.5% for fiscal year 2008. Gross profit in the United States in fiscal year 2009 increased $15.5 million or 3.4% from the prior year. As a percentage of net sales, United States’ gross profit was 51.3% during fiscal year 2009 compared to 52.7% in the prior year. The decrease in gross profit margin in the United States was primarily attributable to higher commodity costs due to cost pressures resulting from higher oil prices, as well as higher prices for other materials such as tin plate and chemicals, partially offset by favorable product mix and decreased use of special packaging for promotions. Gross profit for the International segment decreased $37.6 million or 12.4% in fiscal year 2009 versus the prior year. As a percentage of net sales, International’s gross profit was 51.2% in fiscal year 2009 compared to 52.1% in the prior year. The gross profit margin for International was also affected by higher commodity costs, as noted above, as well as negative effects from foreign currency fluctuations in certain markets where significant raw material purchases are made in U.S. dollars. In the International segment, these effects were partially offset by favorable product mix, driven by the TRESemmé launch in Spain in the third quarter of 2008, decreased use of special packaging for promotions and improved manufacturing efficiencies.

Advertising, marketing, selling and administrative expenses in fiscal year 2009 decreased $39.6 million or 6.8% compared to 2008. This overall decrease consists of lower advertising and marketing expenses (4.4%) and selling and administrative expenses (2.4%).

Advertising and marketing expenditures decreased 9.6% to $239.5 million (16.7% of net sales) in fiscal year 2009 compared to $265.0 million (18.4% of net sales) in 2008 primarily due to the effect of foreign exchange rates, which accounted for 6.7 percentage points of the decrease, the timing of certain brand initiatives, media efficiencies in several markets and a shift to higher trade promotion spending. Advertising and marketing expenditures in the United States decreased 10.4% in fiscal year 2009 compared to the prior year. The decrease was primarily due to lower advertising and marketing expenditures for St. Ives (9.6%) and Alberto VO5 (7.2%) as a result of significant expenditures in fiscal year 2008 to support the Elements and Extreme Styling launches, respectively, partially offset by higher advertising and marketing expenditures for TRESemmé (3.2%) and Nexxus (1.9%), as well as expenditures in 2009 related to Noxzema (2.7%). Advertising and marketing expenditures for the International segment decreased 8.3% in fiscal year 2009 compared to 2008, primarily due to the effect of foreign currency fluctuations (18.0%), partially offset by higher advertising and marketing expenditures for Nexxus (6.4%) to support the launch in Canada and TRESemmé (6.3%) due in part to the launches in Spain in the third quarter of 2008 and the Nordic region of Europe in the fourth quarter of 2009.

Selling and administrative expenses decreased 4.4% to $305.8 million in fiscal year 2009 from $319.9 million in fiscal year 2008. Selling and administrative expenses, as a percentage of net sales, decreased to 21.3% in fiscal year 2009 from 22.2% in the prior year. Selling and administrative expenses in the United States increased 0.8% for fiscal year 2009 compared to 2008. This increase was primarily due to the effects of the $2.9 million of costs incurred in fiscal year 2009 related to a dispute with a supplier and the $3.9 million of benefit from the reversal of a contingent liability in the prior year. These increases in selling and administrative expenses were partially offset by lower selling and freight costs in 2009. International’s selling and administrative expenses decreased 13.2% in fiscal year 2009 compared to the prior year primarily due to the effect of foreign currency fluctuations. Selling and administrative expenses for both reportable segments were also positively impacted by cost savings initiatives implemented by the company. Stock-based compensation expense, which is included in selling and administrative expenses but is not allocated to the company’s reportable segments, was $10.5 million in fiscal year 2009 compared to $6.5 million in fiscal year 2008.

The company recorded net interest income of $2.7 million in fiscal year 2009 and $9.6 million in 2008. Interest income was $3.3 million in fiscal year 2009 and $15.0 million in fiscal year 2008. The decrease in interest income was principally due to significantly lower interest rates in fiscal year 2009 compared to 2008. Interest expense was $660,000 and $5.4 million in fiscal years 2009 and 2008, respectively. The decrease in interest expense is primarily due to the repayment of the company’s $120 million of debentures in June 2008.

The provision for income taxes as a percentage of earnings from continuing operations before income taxes was 36.6% and 37.9% in fiscal years 2009 and 2008, respectively. The provision for income taxes in fiscal years 2009 and 2008 includes net expense of $6.8 million and $8.5 million, respectively, from discrete tax items. The net discrete tax items include taxes of approximately $7.1 million and $11.0 million, respectively, related to local currency gains on U.S. dollar denominated cash equivalents held by Alberto Culver AB in Sweden following the sale of Cederroth. In addition, the effective tax rates in both 2009 and 2008 reflect discrete tax items related to reductions in tax contingency reserves for certain foreign entities due to the expiration of statutes of limitations and benefits from changes in certain estimates related to the previous years’ tax provisions. The net discrete tax items resulted in 3.7 and 5.0 percentage point increases in the effective tax rates in fiscal years 2009 and 2008, respectively. In addition to the discrete tax items, the effective tax rate in 2009 reflects tax benefits resulting from intercompany dividend payments.

Financial Condition

Working capital at September 30, 2010 was $520.7 million, a decrease of $69.1 million from working capital of $589.8 million at September 30, 2009. The September 30, 2010 ratio of current assets to current liabilities of 2.84 to 1.00 decreased from last year end’s ratio of 3.14 to 1.00.

Cash, cash equivalents and long-term investments decreased $172.5 million to $355.7 million compared to last fiscal year end, primarily due to cash outlays for the Simple acquisition ($385.0 million), cash dividends ($32.5 million), capital expenditures ($25.8 million) and the purchase of shares of the company’s common stock in the open market ($14.7 million). These decreases were partially offset by the net proceeds from the company’s debt issuance in May 2010 ($142.6 million), cash flows provided by operating activities ($137.5 million) and cash received from exercises of employee stock options ($13.4 million). Total long-term investments were $53.7 million at September 30, 2010 compared to $58.4 million at September 30, 2009.

Receivables, less allowance for doubtful accounts, increased 23.7% to $283.2 million from $229.0 million at September 30, 2010 primarily due to the Simple acquisition, higher sales in the fourth quarter of fiscal year 2010 as compared to the fourth quarter of fiscal year 2009 and the effect of foreign currency fluctuations.

Inventories increased $44.5 million or 35.1% from last fiscal year end to $171.3 million, principally due to a build-up of inventory in the United States in fiscal year 2010 in order to support the company’s efforts to address its manufacturing and supply chain issues, as well as the Simple acquisition.

Goodwill and trade names of $688.7 million increased $374.8 million compared to last fiscal year end primarily due to the Simple acquisition ($377.9 million) and additional purchase price related to the Nexxus acquisition ($7.7 million), partially offset by the effect of foreign exchange rates.

Other assets of $84.7 million increased $14.6 million compared to last fiscal year end primarily due to customer relationship intangible assets resulting from the Simple acquisition (net of subsequent amortization and the effect of foreign exchange rates), as well as capitalized issuance costs related to the May 2010 debt offering.

Accounts payable of $126.9 million decreased $23.2 million or 15.4% compared to September 30, 2009 primarily due to lower payables related to advertising expenditures and inventory purchases, the settlement of the dispute with a supplier in April 2010 and the timing of vendor payments. These decreases were partially offset by the effect of the Simple acquisition.

Accrued expenses of $148.7 million increased $27.9 million compared to last fiscal year end. The increase is due to the Simple acquisition and accruals for professional service fees related to the Unilever Transaction at September 30, 2010, as well as higher accrued interest following the May 2010 debt issuance.

Current and long-term income taxes, which include both income taxes payable and deferred income taxes, of $76.9 million increased $41.3 million from September 30, 2009, primarily due to new long-term deferred tax liabilities related to certain intangible assets acquired in the Simple acquisition that are not deductible for income tax purposes. Additionally, the income tax balances were affected by the timing of the company’s taxable earnings and tax payments in fiscal year 2010 versus 2009.

Long-term debt increased $149.8 million compared to the last fiscal year end due to the company’s issuance of $150.0 million of 5.15% notes on May 21, 2010.

Accumulated other comprehensive loss was $70.3 million at September 30, 2010 compared to $58.4 million at September 30, 2009. This change was primarily a result of the strengthening of the U.S. dollar versus the British pound, which is the most significant foreign currency in which the company does business outside the United States.

Liquidity and Capital Resources

Cash Provided by Operating Activities—Net cash provided by operating activities was $137.5 million and $208.1 million for fiscal years 2010 and 2009, respectively. Cash flows from operating activities decreased in 2010 due to an increase in the amount of cash used for overall working capital in fiscal year 2010 compared to fiscal year 2009. Cash flows related to inventories changed significantly as the company increased production and built inventory levels in 2010 in order to address manufacturing and supply chain issues in the United States, whereas in 2009 the company was in the process of implementing several inventory reduction initiatives in order to reduce inventory levels. Other significant changes include higher accounts receivable and lower accounts payable balances as discussed in the “Financial Condition” section of MD&A. This increase in the amount of cash used for overall working capital was partially offset by higher cash-based earnings in fiscal year 2010 compared to last year. Additionally, in November 2008 the company paid a tax obligation in Sweden related to foreign currency gains on U.S. dollar investments, which resulted in a cash outflow of $14.1 million. Net cash provided by operating activities increased by $37.2 million in fiscal year 2009 from $170.9 million in fiscal year 2008. In addition to the payment of a tax obligation in Sweden in fiscal year 2009, as noted above, the most significant changes in comparing the 2009 operating cash flows to 2008 included lower inventories, as well as higher earnings from continuing operations and improved collections of receivables.

Cash Provided (Used) by Investing Activities—Net cash used by investing activities was $409.2 million and $150.9 million for fiscal years 2010 and 2009, respectively. In fiscal year 2008, net cash provided by investing activities was $360.0 million. Net cash used by investing activities in fiscal year 2010 included $385.0 million of payments related to the Simple acquisition. Net cash used by investing activities in fiscal year 2009 included $83.6 million of payments related to the purchase of the Noxzema business and $7.0 million of payments related to the purchase of the remaining 49% minority interest in the company’s subsidiary in Chile. Capital expenditures were $25.8 million, $65.2 million and $64.1 million in fiscal years 2010, 2009 and 2008, respectively. Capital expenditures were significantly higher in fiscal years 2009 and 2008 as the company was expanding its production capabilities at its facility in Jonesboro, Arkansas and making significant investments to develop its new ERP system in the U.K. and the United States. All three fiscal years were also affected by payments for additional purchase price related to the Nexxus acquisition, which totaled $7.2 million, $7.6 million and $7.1 million in fiscal years 2010, 2009 and 2008, respectively. During fiscal year 2010, portions of two of the company’s ARS investments totaling $4.4 million were settled by the issuers at their full par values, and during fiscal year 2009 one ARS investment matured and the company received the full par value of $8.5 million. In fiscal year 2008, the company generated cash of $185.8 million from net sales of investments as the company liquidated a significant portion of its ARS investments and transferred the cash to institutional money market funds and other cash equivalents. The net cash provided by investing activities in fiscal year 2008 also includes $234.3 million of proceeds from the sale of Cederroth, net of direct selling costs incurred and Cederroth’s ending cash balance that was transferred to CapMan. Proceeds from disposals of assets in fiscal year 2008 includes $10.7 million related to the sales of the company’s manufacturing facilities in Toronto, Canada and Dallas, Texas.

Cash Provided (Used) by Financing Activities—In fiscal year 2010, net cash provided by financing activities was $105.2 million. Net cash used by financing activities was $27.4 million and $183.4 million for fiscal years 2009 and 2008, respectively. The company issued debt in May 2010 which resulted in $142.6 million of net proceeds, including a $5.9 million payment to settle a loss on interest rate swaps related to the offering. The company paid cash dividends of $32.5 million, $28.5 million and $24.8 million in fiscal years 2010, 2009 and 2008, respectively. In addition, during fiscal years 2010, 2009 and 2008 the company purchased shares of its common stock in the open market for an aggregate purchase price of $14.7 million, $1.4 million and $109.5 million, respectively. Proceeds from the exercise of stock options were $13.4 million, $3.9 million and $60.5 million in fiscal years 2010, 2009 and 2008, respectively. In June 2008, the company repaid $120 million of debentures because all the holders exercised their one-time put options. Net cash provided (used) by financing activities was also affected by the excess tax benefit from stock option exercises and changes in the book cash overdraft balance in each fiscal year.

Cash dividends paid on common stock were $.33, $.29 and $.25 per share in fiscal years 2010, 2009 and 2008, respectively. Pursuant to the terms of the Unilever Transaction agreement, the company is not precluded from paying future dividends at the current level in the ordinary course.

At September 30, 2010, the company has ARS investments with a total par value of $57.0 million. The company has recorded these investments on its consolidated balance sheet at an estimated aggregate fair value of $53.7 million and recorded an unrealized loss of $3.3 million in accumulated other comprehensive income (loss), reflecting the decline in the estimated fair value. All of these investments represent interests in pools of student loans and have AAA/Aaa credit ratings. In addition, all of these securities carry an indirect guarantee by the U.S. federal government of at least 97% of the par value through the Federal Family Education Loan Program. However, since the second quarter of fiscal year 2008, each of the company’s remaining ARS investments has experienced multiple failed auctions. During fiscal year 2010, the company continued to submit its remaining ARS investments for auction but was unsuccessful in redeeming any investments as all auctions continued to fail during the period. In addition, the company did not recognize any realized gains or losses from the sale of ARS investments in its statement of earnings. During fiscal year 2010, portions of two of the company’s ARS investments totaling $4.4 million were settled by the issuers at their full par values. The company’s outstanding ARS investments have been classified as long-term on the September 30, 2010 balance sheet as the company cannot be certain that they will settle within the next twelve months. All of the company’s outstanding ARS investments have scheduled maturities ranging from 2029 to 2042. It is currently management’s intent to hold these investments until the company is able to recover the full par value, either through issuer calls, refinancings or other refunding initiatives, the recovery of the auction market or the emergence of a new secondary market. Management’s assumption used in the current fair value estimates is that this will occur within the next three years.

The company anticipates that its cash and cash equivalents balance of $302.0 million as of September 30, 2010, along with cash flows from operations and available credit, will be sufficient to fund operating requirements in future years. During fiscal year 2011, the company expects that cash will continue to be used for capital expenditures, new product development, market expansion, dividend payments, payments related to restructuring plans and, if applicable, acquisitions.

During fiscal year 2010, the company purchased 539,181 shares of common stock in the open market for an aggregate purchase price of $14.7 million. During fiscal year 2009, the company purchased 54,339 shares for an aggregate purchase price of $1.4 million, and in fiscal year 2008 the company purchased 4,165,782 shares for an aggregate purchase price of $109.5 million. The share buyback program was approved by the board of directors in November 2006 for 5 million shares of common stock and in July 2008 for an additional 5 million shares. At September 30, 2010, the company has authorization remaining to purchase a total of 5,240,698 shares. The company may purchase additional shares of its common stock in fiscal year 2011 depending on market conditions, although the company is currently precluded from making share repurchases in the open market pursuant to the terms of the Unilever Transaction agreement.

In the past, the company has obtained long-term financing as needed to fund acquisitions and other growth opportunities. Funds may be obtained prior to their actual need in order to take advantage of opportunities in the debt markets. On May 21, 2010, the company issued $150.0 million of 5.15% notes due June 1, 2020. Interest on the notes will be paid semi-annually on June 1 and December 1 of each year, beginning December 1, 2010. The company has the option to redeem the notes at any time, in whole or in part, at a price equal to 100% of the principal amount plus accrued interest and, if applicable, a make-whole premium. The company is currently precluded from redeeming the notes pursuant to the terms of the Unilever Transaction agreement.

The company has a $300 million revolving credit facility which expires November 13, 2011. There were no borrowings outstanding on the revolving credit facility at September 30, 2010 or 2009. The facility may be drawn in U.S. dollars or certain foreign currencies. Under debt covenants, the company has sufficient flexibility to incur additional borrowings as needed. The current facility includes a covenant that limits the company’s ability to purchase its common stock or pay dividends if the cumulative stock repurchases plus cash dividends exceeds $250 million plus 50% of “consolidated net income” (as defined in the revolving credit agreement) commencing January 1, 2007.

At September 30, 2010, the company was in compliance with the covenants and other requirements of its 5.15% notes and the revolving credit agreement. Additionally, the revolving credit agreement does not include credit rating triggers or subjective clauses that would accelerate maturity dates. The 5.15% notes have a change in control provision whereby holders can put the notes to the company at a price of 101% of the principal amount plus accrued interest if the credit rating of the notes is downgraded below investment grade as a result of a change in control. The company’s current credit rating is investment grade.

The following table summarizes the company’s contractual cash obligations and commitments outstanding by future payment dates at September 30, 2010:

	Payments Due by Period
(In thousands)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt, including capital lease and interest obligations	$8,147	15,707	15,450	188,625	227,929
Operating leases (1)	8,655	11,235	2,958	2,459	25,307
Other long-term obligations (2)	9,910	2,707	1,895	21,577	36,089

Total	$26,712	29,649	20,303	212,661	289,325

(1)	In accordance with GAAP, these obligations are not reflected on the accompanying consolidated balance sheets.

(2)	Other long-term obligations principally represent commitments under various deferred compensation arrangements, as well as commitments under the company’s restructuring plans. These obligations are included in accrued expenses and other liabilities on the accompanying consolidated balance sheets. The above amounts do not include additional consideration of up to $21.3 million that may be paid over the next five years based on a percentage of sales of Nexxus branded products in accordance with the Nexxus purchase agreement. The above amounts also do not include the company’s $12.3 million liability for unrecognized tax benefits, as management is unable to reliably estimate the timing of the expected payments for these obligations.

Off-Balance Sheet Financing Arrangements

At September 30, 2010 and 2009, the company had no off-balance sheet financing arrangements other than operating leases incurred in the ordinary course of business as disclosed in note 12 to the consolidated financial statements and outstanding standby letters of credit primarily related to various insurance programs which totaled $12.4 million and $14.4 million at September 30, 2010 and 2009, respectively. The company does not have significant other unconditional purchase obligations or commercial commitments.

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

Quantitative and Qualitative Disclosures About Market Risk

As a multinational corporation that manufactures and markets brands in countries throughout the world, the company is subject to certain market risks including foreign currency fluctuations, interest rates and government actions. The company considers a variety of practices to manage these market risks, including, when deemed appropriate, the use of derivative financial instruments. The company uses derivative instruments only for risk management and does not use them for trading or speculative purposes. The company only enters into derivative instruments with highly rated counterparties based in the United States, and does not believe that it has significant counterparty credit risk with regard to its current arrangements.

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

Certain of the company’s foreign subsidiaries have entered into foreign currency forward contracts in an attempt to minimize the impact of short-term currency fluctuations on forecasted sales and inventory purchases denominated in currencies other than their functional currencies. These contracts are designated as cash flow hedging instruments in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” As a result, unrealized gains and losses on these contracts are recorded to accumulated other comprehensive income (loss) until the underlying hedged items are recognized through operations. The ineffective portion of a contract’s change in fair value is immediately recognized through operations. At September 30, 2010, the notional amount of these outstanding forward contracts in U.S. dollars was $40.7 million and the contracts settle or mature within the next twelve months.

In addition, certain of the company’s foreign subsidiaries have entered into a series of foreign currency forward contracts to hedge their net balance sheet exposures for amounts designated in currencies other than their functional currencies. These contracts are not designated as hedging instruments and therefore do not qualify for hedge accounting treatment under FASB ASC Topic 815. As a result, gains and losses on these contracts are recorded directly to the statement of earnings and serve to offset the related exchange gains or losses on the underlying exposures. At September 30, 2010, the notional amount of these outstanding foreign currency forward contracts in U.S. dollars was $9.4 million and the contracts settle or mature within the next two months.

The foreign currency relationships covered by these foreign currency forward contracts are principally the British pound and Euro, the British pound and Swedish krona, the Mexican peso and U.S. dollar and the Chilean peso and U.S. dollar.

In anticipation of its $150.0 million debt offering in May 2010, the company entered into a series of forward starting interest rate swaps beginning April 14, 2010. The interest rate swaps resulted in an aggregate loss of $5.9 million that was settled by the company on May 20, 2010. The interest rate swaps were designated as cash flow hedging instruments in accordance with FASB ASC Topic 815. Upon settlement, the loss was recorded to accumulated other comprehensive income (loss) with the exception of an immaterial amount which, due to ineffectiveness, was recognized immediately in interest expense. The remainder of the loss is being amortized to interest expense over the life of the debt. At September 30, 2010, the company had no interest rate swaps outstanding.

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

The company is exposed to credit risk on certain assets, primarily cash equivalents, investments and accounts receivable. The credit risk associated with cash equivalents and investments is mitigated by the company’s policy of investing in a diversified portfolio of securities with high credit ratings. The company’s investments in ARS are discussed further in the “Liquidity and Capital Resources” section of MD&A.

The company provides credit to customers in the ordinary course of business and performs ongoing credit evaluations. The company’s exposure to concentrations of credit risk with respect to trade receivables is mitigated by the company’s broad customer base. The company’s largest customer, Wal-Mart Stores, Inc. and its affiliated companies, accounted for approximately 24%, 25% and 24% of net sales during fiscal years 2010, 2009 and 2008, respectively. The company believes its allowance for doubtful accounts is sufficient to cover customer credit risks.

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

Sales Incentives—Sales incentives primarily include consumer coupons and trade promotion activities such as advertising allowances, off-shelf displays, customer specific coupons, new item distribution allowances, and temporary price reductions. The company records accruals for sales incentives based on estimates of the ultimate cost of each program. The company tracks its commitments for sales incentive programs and, using historical experience, records an accrual at the end of each period for the estimated incurred, but unpaid costs of these programs. Actual costs differing from estimated costs could significantly affect these estimates and the related accruals. For example, if the company’s estimate of incurred, but unpaid costs was to change by 10%, the impact to the sales incentive accrual as of September 30, 2010 would be approximately $6.0 million.

Allowance for Doubtful Accounts—The allowance for doubtful accounts requires management to estimate future collections of trade accounts receivable. Management records allowances for doubtful accounts based on historical collection statistics and current customer credit information. These estimates could be significantly affected as a result of actual collections differing from historical statistics or changes in a customer’s credit status. As of September 30, 2010, the company’s allowance for doubtful accounts was $1.7 million.

Valuation of Inventories—When necessary, the company provides allowances to adjust the carrying value of inventories to the lower of cost or market, including costs to sell or dispose. Estimates of the future demand for the company’s products, anticipated product re-launches, changes in formulas and packaging and reductions in inventory items are among the factors used by management in assessing the net realizable value of inventories. Actual results differing from these estimates could significantly affect the company’s inventories and cost of products sold. As of September 30, 2010, the company’s inventory allowances were $8.0 million.

Income Taxes—The company records tax provisions in its consolidated financial statements based on an estimation of current income tax liabilities. The development of these provisions requires judgments about tax issues, potential outcomes and timing.

The company’s liability for unrecognized tax benefits at September 30, 2010 was $12.3 million, of which $6.8 million represented tax benefits that, if recognized, would favorably impact the effective tax rates for either continuing or discontinued operations.

The company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of the income tax provision in the consolidated statements of earnings. At September 30, 2010, the company’s long-term income tax liabilities include accrued interest and penalties of $1.5 million. The total amount of interest and penalties recognized in the consolidated statement of earnings for fiscal year 2010 was $34,000.

The company files a consolidated U.S. federal income tax return, as well as income tax returns in various states and foreign jurisdictions. With some exceptions, the company is no longer subject to examinations by tax authorities in the United States for fiscal years ending before 2007 and in its major international markets for fiscal years ending before 2003.

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

Stock-Based Compensation—The company recognizes compensation expense for stock options and restricted shares on a straight-line basis over the vesting period or to the date a participant becomes eligible for retirement, if earlier. The company recorded stock-based compensation expense in fiscal year 2010 of $12.8 million. At September 30, 2010, the company had $10.3 million of unrecognized compensation cost related to stock options that will be recorded over a weighted average period of 2.1 years and $7.0 million of unearned compensation related to restricted shares that will be amortized to expense over a weighted average period of 2.3 years.

The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

Year Ended September 30, 2010
Expected life	3.5 - 4 years
Expected volatility	30.4%
Risk-free interest rate	1.6% - 2.0%
Dividend yield	1.0%

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

The weighted average grant date fair value of stock options granted to employees in fiscal year 2010 was $6.83. A one year increase in the expected life assumption would result in a higher weighted average fair value by approximately 11% for fiscal year 2010. A 1% increase in the expected volatility assumption would result in a higher weighted average fair value by approximately 3% for fiscal year 2010.

In addition, the company records stock-based compensation expense based on an estimate of the total number of stock options and restricted shares expected to vest, which requires the company to estimate future forfeitures. The company uses historical forfeiture experience as a basis for this estimate. Actual forfeitures differing from these estimates could significantly affect the timing of the recognition of stock-based compensation expense. During fiscal year 2010, the company did not record significant adjustments to stock-based compensation expense as a result of adjustments to estimated forfeiture rates.

In accordance with the terms of the Unilever Transaction agreement, the company is currently prohibited from granting new stock options and restricted shares.

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

The company’s annual goodwill impairment analysis completed in the second quarter of fiscal year 2010 resulted in no impairment. As of September 30, 2010, the company’s total goodwill balance was $521.2 million.

Reconciliation of Non-GAAP Financial Measures

Reconciliations of “pre-tax earnings from continuing operations excluding restructuring and discrete items,” “earnings from continuing operations excluding restructuring and discrete items” and “diluted earnings per share from continuing operations excluding restructuring and discrete items” to their most directly comparable financial measures under GAAP for the fiscal years ended September 30, 2010, 2009 and 2008 are as follows:

(In thousands, except per share data)	2010	2009	2008
Pre-tax earnings from continuing operations, as reported	$217,844	185,838	170,807
Restructuring and other	5,101	6,776	11,185
Transaction expenses	13,283	—	—
Dispute with a supplier	(7,615)	2,933	—
Reversal of contingent liability	—	—	(3,880)

Pre-tax earnings from continuing operations excluding restructuring and discrete items	$228,613	195,547	178,112

Earnings from continuing operations, as reported	$155,136	117,833	106,039
Restructuring and other, net of income taxes	3,224	4,234	7,193
Transaction expenses	13,283	—	—
Dispute with a supplier, net of income taxes	(5,224)	1,930	—
Reversal of contingent liability	—	—	(2,588)
Discrete tax items	(4,542)	6,813	8,511

Earnings from continuing operations excluding restructuring and discrete items	$161,877	130,810	119,155

Diluted earnings per share from continuing operations, as reported	$1.55	1.19	1.05
Restructuring and other, net of income taxes	.03	.04	.08
Transaction expenses	.13	—	—
Dispute with a supplier, net of income taxes	(.05)	.02	—
Reversal of contingent liability	—	—	(.03)
Discrete tax items	(.04)	.07	.08

Diluted earnings per share from continuing operations excluding restructuring and discrete items	$1.62	1.32	1.18

A reconciliation of “organic sales growth” to its most directly comparable financial measure under GAAP for the fiscal years ended September 30, 2010 and 2009 is as follows:

	2010	2009
Net sales growth (decline), as reported	11.4%	(0.7)%
Effect of foreign currency fluctuations	(2.1)	8.1
Effect of acquisition	(5.8)	(2.5)
Effect of divestiture	0.7	0.1

Organic sales growth	4.2%	5.0%

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required for this Item is included in the section entitled “Quantitative and Qualitative Disclosures About Market Risk,” included within Item 7 of this Annual Report on Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Earnings

Alberto Culver Company & Subsidiaries

	Year ended September 30,
(In thousands, except per share data)	2010	2009	2008
Net sales	$1,597,233	1,433,980	1,443,456
Cost of products sold	762,557	698,778	686,175

Gross profit	834,676	735,202	757,281
Advertising, marketing, selling and administrative expenses	596,124	545,261	584,875
Transaction expenses (notes 11 and 15)	13,283	—	—
Restructuring and other (note 4)	5,101	6,776	11,185

Operating earnings	220,168	183,165	161,221
Interest expense (income), net of interest income of $1,490 in 2010 and interest expense of $660 in 2009 and $5,394 in 2008	2,324	(2,673)	(9,586)

Earnings from continuing operations before provision for income taxes	217,844	185,838	170,807
Provision for income taxes	62,708	68,005	64,768

Earnings from continuing operations	155,136	117,833	106,039
Discontinued operations (note 3):
Earnings from discontinued businesses, net of income taxes	174	812	11,368
Gain on the sale of Cederroth, net of income taxes	—	729	110,747

Earnings from discontinued operations, net of income taxes	174	1,541	122,115

Net earnings	$155,310	119,374	228,154

Basic earnings per share:
Continuing operations	$1.58	1.21	1.08
Discontinued operations	.01	.01	1.24

Total	$1.59	1.22	2.32

Diluted earnings per share:
Continuing operations	$1.55	1.19	1.05
Discontinued operations	.01	.01	1.22

Total	$1.56	1.20	2.27

Weighted average shares outstanding:
Basic	97,985	97,670	98,424
Diluted	99,852	99,108	100,644

Cash dividends per share	$.33	.29	.25

See accompanying notes to the consolidated financial statements.

Consolidated Balance Sheets

Alberto Culver Company & Subsidiaries

	September 30,
(In thousands, except share data)	2010	2009
Assets
Current assets:
Cash and cash equivalents	$301,978	469,775
Receivables, less allowance for doubtful accounts of $1,710 at September 30, 2010 and $2,000 at September 30, 2009	283,183	228,979
Inventories:
Raw materials	48,139	33,593
Work-in-process	5,252	4,422
Finished goods	117,915	88,762

Total inventories	171,306	126,777
Other current assets	15,488	12,688
Income taxes	32,149	27,409

Total current assets	804,104	865,628
Property, plant and equipment:
Land	19,702	19,419
Buildings and leasehold improvements	119,972	117,727
Machinery and equipment	329,743	310,687

Total property, plant and equipment	469,417	447,833
Accumulated depreciation	222,368	197,922

Property, plant and equipment, net	247,049	249,911
Goodwill	521,204	224,263
Trade names	167,511	89,692
Long-term investments	53,706	58,412
Other assets	84,701	70,108

Total assets	$1,878,275	1,558,014

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$181	175
Accounts payable	126,916	150,097
Accrued expenses	148,688	120,791
Income taxes	7,639	4,761

Total current liabilities	283,424	275,824
Long-term debt	150,241	429
Income taxes	69,269	30,874
Other liabilities	48,101	49,465

Total liabilities	551,035	356,592
Stock options subject to redemption	2,628	4,776
Stockholders’ equity:
Preferred stock, par value $.01 per share, authorized 50,000,000 shares, none issued	—	—
Common stock, par value $.01 per share, authorized 300,000,000 shares, issued 98,809,923 at September 30, 2010 and 98,261,825 at September 30, 2009	988	983
Additional paid-in capital	491,019	461,906
Retained earnings	902,902	792,196
Accumulated other comprehensive loss	(70,297)	(58,439)

Total stockholders’ equity	1,324,612	1,196,646

Total liabilities and stockholders’ equity	$1,878,275	1,558,014

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Cash Flows

Alberto Culver Company & Subsidiaries

	Year ended September 30,
(In thousands)	2010	2009	2008
Cash Flows from Operating Activities:
Net earnings	$155,310	119,374	228,154
Less: Earnings from discontinued operations	174	1,541	122,115

Earnings from continuing operations	155,136	117,833	106,039
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation	26,658	23,241	22,498
Amortization of other assets	2,443	1,725	1,111
Restructuring and other - non-cash charges (note 4)	1,659	3,589	6,589
Restructuring and other - gain on sale of assets (note 4)	—	(73)	(1,808)
Stock-based compensation expense	12,813	10,500	6,543
Deferred income taxes	16,655	21,327	5,985
Cash effects of changes in (excluding acquisitions):
Receivables, net	(29,148)	3,314	(13,991)
Inventories	(36,842)	14,896	279
Other current assets	198	(289)	(3,533)
Accounts payable and accrued expenses	(9,719)	23,876	28,397
Income taxes	(4,084)	(16,809)	18,688
Other assets	(452)	1,936	(3,816)
Other liabilities	2,154	3,064	(2,079)

Net cash provided by operating activities	137,471	208,130	170,902

Cash Flows from Investing Activities:
Proceeds from sales of investments	4,350	8,500	409,555
Payments for purchases of investments	—	—	(223,755)
Capital expenditures	(25,833)	(65,241)	(64,059)
Payments for purchased businesses, net of cash acquired (note 11)	(392,252)	(98,160)	(7,050)
Proceeds from sold businesses, net of cash disposed	1,863	2,888	234,310
Proceeds from disposals of assets	2,694	1,097	10,988

Net cash provided (used) by investing activities	(409,178)	(150,916)	359,989

Cash Flows from Financing Activities:
Net proceeds from issuance of long-term debt	142,624	—	685
Repayments of long-term debt	(170)	(157)	(120,265)
Change in book cash overdraft	(4,902)	(1,305)	(852)
Proceeds from exercises of stock options	13,420	3,907	60,480
Excess tax benefit from stock option exercises	2,583	491	10,798
Cash dividends paid	(32,495)	(28,452)	(24,797)
Stock purchased (note 8)	(15,852)	(1,850)	(109,496)

Net cash provided (used) by financing activities	105,208	(27,366)	(183,447)

Effect of foreign exchange rate changes on cash and cash equivalents	(1,298)	(5,405)	(6,683)

Net cash provided (used) by continuing operations	(167,797)	24,443	340,761

Consolidated Statements of Cash Flows (continued)

Alberto Culver Company & Subsidiaries

	Year ended September 30,
(In thousands)	2010	2009	2008
Discontinued Operations (note 3):
Net cash provided by operating activities	—	—	15,057
Net cash used by investing activities	—	—	(2,196)
Net cash used by financing activities	—	—	(922)
Effect of exchange rate changes on cash and cash equivalents	—	—	(430)

Net cash provided by discontinued operations	—	—	11,509

Net increase (decrease) in cash and cash equivalents	(167,797)	24,443	352,270
Cash and cash equivalents at beginning of year, including cash and cash equivalents of discontinued operations in 2008	469,775	445,332	93,062

Cash and cash equivalents at end of year	$301,978	469,775	445,332

Supplemental Cash Flow Information (Including Discontinued Operations in 2008):
Cash paid for:
Interest	$573	565	7,360
Income taxes	$47,774	58,837	30,574

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Stockholders’ Equity Alberto Culver Company & Subsidiaries
	Number of Shares	Dollars
(In thousands)	Common Stock Issued	Common Stock Issued	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at September 30, 2007	98,057	$981	$380,372	$585,143	$6,868	$973,364

Comprehensive income:
Net earnings				228,154		228,154
Foreign currency translation					(2,794)	(2,794)
Reclassification adjustment due to the recognition in net earnings of foreign currency translation gains in connection with the liquidation of foreign legal entities					(38,379)	(38,379)
Change in pension liability, net of income taxes of $489					1,244	1,244
Unrealized loss on investments					(3,959)	(3,959)

Total						184,266
Cash dividends				(24,797)		(24,797)
Stock options exercised	3,856	39	71,239			71,278
Stock-based compensation expense, including $119 capitalized			6,666			6,666
Stock purchased	(4,167)	(42)	(18,984)	(90,470)		(109,496)
Reclassification of stock options subject to redemption			4,682			4,682
Other	117	1	297	4,345		4,643

Balance at September 30, 2008	97,863	979	444,272	702,375	(37,020)	1,110,606

Comprehensive income:
Net earnings				119,374		119,374
Foreign currency translation					(16,714)	(16,714)
Reclassification adjustment due to the recognition in net earnings of foreign currency translation gains in connection with the liquidation of foreign legal entities					(1,225)	(1,225)
Change in pension liability, net of income taxes of $1,672					(3,106)	(3,106)
Change in unrealized loss on investments					1,071	1,071
Cash flow hedging activity, net of income taxes of $562					(1,445)	(1,445)

Total						97,955
Cash dividends				(28,452)		(28,452)
Stock options exercised	271	3	4,395			4,398
Stock-based compensation expense, including $224 capitalized			10,724			10,724
Stock purchased	(54)	(1)	(748)	(1,101)		(1,850)
Reclassification of stock options subject to redemption			949			949
Other	182	2	2,314			2,316

Balance at September 30, 2009	98,262	983	461,906	792,196	(58,439)	1,196,646

Consolidated Statements of Stockholders’ Equity (continued) Alberto Culver Company & Subsidiaries
	Number of Shares	Dollars
(In thousands)	Common Stock Issued	Common Stock Issued	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at September 30, 2009	98,262	983	461,906	792,196	(58,439)	1,196,646

Comprehensive income:
Net earnings				155,310		155,310
Foreign currency translation					(8,542)	(8,542)
Reclassification adjustment due to the recognition in net earnings of foreign currency translation gains in connection with the liquidation of foreign legal entities					(127)	(127)
Change in pension liability, net of income taxes of $534					(991)	(991)
Change in unrealized loss on investments					(356)	(356)
Loss on interest rate swaps, net of income taxes of $1,975					(3,668)	(3,668)
Cash flow hedging activity, net of income taxes of $699					1,826	1,826

Total						143,452
Cash dividends				(32,495)		(32,495)
Stock options exercised	871	9	15,994			16,003
Stock-based compensation expense, including $57 capitalized			12,870			12,870
Stock purchased	(580)	(6)	(3,737)	(12,109)		(15,852)
Reclassification of stock options subject to redemption			2,148			2,148
Other	257	2	1,838			1,840

Balance at September 30, 2010	98,810	$988	$491,019	$902,902	$(70,297)	$1,324,612

See accompanying notes to the consolidated financial statements.

Notes to the Consolidated Financial Statements

Alberto Culver Company & Subsidiaries

(1)	Description of Business and Basis of Presentation

Alberto Culver Company (the company or New Alberto Culver) develops, manufactures, distributes and markets beauty care brands as well as food and household brands in the United States and more than 100 other countries. The company is organized into two reportable business segments—United States and International.

The consolidated financial statements include the accounts of Alberto Culver Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain amounts for prior periods have been reclassified to conform to the current year’s presentation.

Unless otherwise noted, all disclosures in the notes accompanying the consolidated financial statements reflect only continuing operations (see note 3 for information regarding the company’s discontinued operations).

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in the financial statements. Actual results may differ from those estimates. Management believes these estimates and assumptions are reasonable.

As more fully described in note 15, on September 27, 2010 the company entered into a definitive agreement with Unilever N.V., Unilever PLC and other related companies (collectively referred to as Unilever), pursuant to which Unilever will acquire all of the outstanding shares of Alberto Culver Company common stock in exchange for $37.50 per share in cash, without interest (the Unilever Transaction). The transaction is subject to approval by owners of a majority of the company’s outstanding shares of common stock, as well as governmental and regulatory approvals and other closing conditions. As a result, it is difficult to predict with certainty whether or when the transaction will close. Unless otherwise noted, all consolidated financial statements included herein and disclosures in the accompanying notes are presented assuming the company remains a stand-alone going concern.

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

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded for the value of sales to customers and do not bear interest. The receivables are stated net of the allowance for doubtful accounts and other allowances such as estimated cash discounts. In the consolidated statements of earnings, bad debt expense is included in advertising, marketing, selling and administrative expenses and changes in other allowances are included as components of net sales. Trade accounts receivable were $279.8 million and $222.6 million at September 30, 2010 and 2009, respectively.

The determination of the allowance for doubtful accounts requires management to estimate future collections of trade accounts receivable. Management records the allowance for doubtful accounts based on historical collection statistics and current customer credit information.

Inventories and Cost of Products Sold

Inventories are stated at the lower of cost (first-in, first-out method) or market (net realizable value). When necessary, the company provides allowances to adjust the carrying value of inventories to the lower of cost or market, including costs to sell or dispose. Estimates of the future demand for the company’s products, anticipated product relaunches, changes in formulas and packaging and reductions in inventory items are some of the key factors used by management in assessing the net realizable value of inventories.

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

Goodwill and Trade Names

In accordance with Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) Topic 350, “Intangibles—Goodwill and Other,” the company determined that its trade names have indefinite lives. Goodwill and trade names are tested for impairment annually, or more frequently if significant events or changes indicate possible impairment. For goodwill impairment testing, the fair values of reporting units are estimated based on the company’s best estimate of the present value of expected future cash flows and are compared with the corresponding carrying values of the reporting units, including goodwill. For trade name impairment testing, the fair values are estimated using a valuation model that incorporates the company’s best estimate of expected future sales and are compared with the corresponding carrying values of the trade names.

The changes in the carrying amounts of goodwill by reportable segment for the fiscal years ended September 30, 2010 and 2009 are as follows:

(In thousands)	United States	International	Total
Balance at September 30, 2008	$134,180	25,038	159,218

Additions	61,110	9,401	70,511
Disposal	—	(4,378)	(4,378)
Foreign currency translation	—	(1,088)	(1,088)

Balance at September 30, 2009	195,290	28,973	224,263

Additions	7,656	297,543	305,199
Foreign currency translation	—	(8,258)	(8,258)

Balance at September 30, 2010	$202,946	318,258	521,204

The additions to goodwill in fiscal year 2009 primarily related to the acquisition of Noxzema in October 2008 which resulted in the recognition of $60.6 million of goodwill in total, allocated between the United States and International reportable segments. In addition, the acquisition of the remaining 49% minority interest in the company’s subsidiary in Chile in April 2009 resulted in the recognition of $2.3 million of goodwill in the International reportable segment. Goodwill in the International reportable segment was reduced by $4.4 million as a result of the company’s sale of its subsidiaries in New Zealand, including the BDM Grange distribution business, in August 2009.

The addition to International goodwill in fiscal year 2010 is related to the acquisition of Simple Health and Beauty Group Limited (Simple) in December 2009 which resulted in the recognition of $297.5 million of goodwill.

Goodwill in the United States also increased $7.7 million and $7.6 million during fiscal years 2010 and 2009, respectively, for additional consideration related to the acquisition of Nexxus Products Company (Nexxus). In accordance with the Nexxus purchase agreement dated May 18, 2005, additional consideration of up to $55 million may be paid over the ten years following the closing of the acquisition based on a percentage of sales of Nexxus branded products. Such additional consideration is being accrued in the period the company becomes obligated to pay the amounts and is increasing the amount of goodwill resulting from the acquisition. Through fiscal year 2010, the company has paid $32.7 million of additional consideration based on sales of Nexxus products through June 30, 2010. As of September 30, 2010, the company owed $980,000 of additional consideration for the period from July 1, 2010 to September 30, 2010 which is expected to be paid in the fourth quarter of fiscal year 2011.

Indefinite-lived trade names by reportable segment at September 30, 2010 and 2009 are as follows:

(In thousands)	2010	2009
United States	$72,185	72,385
International	95,326	17,307

	$167,511	89,692

The increase in trade names in 2010 is primarily due to the acquisition of Simple in December 2009 which resulted in the recognition of a new $80.3 million trade name, all of which is included in the International reportable segment.

Other Intangible Assets

The following table provides the gross carrying amounts and accumulated amortization for other intangible assets subject to amortization by reportable segment at September 30, 2010 and 2009:

(In thousands)	United States	International	Total
Balance at September 30, 2010
Gross carrying amount	$8,500	18,440	26,940
Accumulated amortization	(2,729)	(1,069)	(3,798)

Other intangible assets, net	$5,771	17,371	23,142

Balance at September 30, 2009
Gross carrying amount	$9,625	1,295	10,920
Accumulated amortization	(2,789)	(65)	(2,854)

Other intangible assets, net	$6,836	1,230	8,066

Other intangible assets subject to amortization primarily include acquired customer relationships and are amortized over periods of 3 to 15 years. The weighted average amortization period is 12.5 years. Other intangible assets subject to amortization are included in other assets on the company’s consolidated balance sheets.

Amortization expense related to other intangible assets totaled $2.0 million, $1.2 million and $425,000 in fiscal years 2010, 2009 and 2008, respectively. As of September 30, 2010, future amortization expense related to other intangible assets is expected to be $2.2 million for each of the next five years.

Foreign Currency

Foreign currency balance sheet accounts are translated into U.S. dollars at the rates of exchange in effect at the balance sheet date with any translation gains or losses recorded as accumulated other comprehensive income or loss on the balance sheet. Results of operations denominated in foreign currencies are translated using the average exchange rates during the period. Foreign currency transaction gains and losses related to results of operations are included in the consolidated statements of earnings and are not significant in any period presented.

Revenue Recognition

The company recognizes revenue on merchandise shipped to customers when title and risk of loss pass to the customer. Provisions for sales returns and allowances are made in the period sales are recorded. Sales returns and allowances were approximately 1% of net sales in fiscal year 2010 and approximately 2% of net sales in fiscal years 2009 and 2008.

Sales Incentives

Sales incentives include consumer coupons and trade promotion activities such as promotional allowances, off-shelf displays, customer specific coupons, new item distribution allowances, listing fees and temporary price reductions. Sales incentives amounted to $268.0 million, $211.4 million and $202.1 million in fiscal years 2010, 2009 and 2008, respectively, and were classified as reductions of net sales in the consolidated statements of earnings.

The company records accruals for sales incentives based on estimates of the ultimate cost of each program. The company tracks its commitments for sales incentive programs and, using historical experience, records an accrual at the end of each period for the estimated incurred, but unpaid cost of these programs.

Shipping and Handling

Shipping and handling costs related to freight and distribution expenses for delivery directly to customers are included in advertising, marketing, selling and administrative expenses in the consolidated statements of earnings and amounted to $72.4 million, $68.4 million and $79.2 million in fiscal years 2010, 2009 and 2008, respectively. Primarily all other shipping and handling costs are included in cost of products sold.

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

Advertising and Marketing

Advertising and marketing costs are expensed as incurred and amounted to $261.8 million, $239.5 million and $265.0 million in fiscal years 2010, 2009 and 2008, respectively.

Research and Development

Research and development costs are expensed as incurred and amounted to $16.7 million, $15.2 million and $14.9 million in fiscal years 2010, 2009 and 2008, respectively.

Weighted Average Shares Outstanding

The following table provides information about basic and diluted weighted average shares outstanding:

(In thousands)	2010	2009	2008
Basic weighted average shares outstanding	97,985	97,670	98,424
Effect of dilutive securities:
Assumed exercise of stock options	1,591	1,296	2,088
Assumed vesting of restricted stock	276	142	132

Diluted weighted average shares outstanding	99,852	99,108	100,644

The computations of diluted weighted average shares outstanding exclude 2.5 million shares in fiscal year 2010, 2.8 million shares in fiscal year 2009 and 1.4 million shares in fiscal year 2008 since the options were anti-dilutive.

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

The company’s accounting and disclosures with respect to tax positions taken or expected to be taken in tax returns complies with FASB ASC Topic 740, “Income Taxes.” In evaluating its various tax filing positions, the company records tax benefits only if management determines that they are more likely than not to be realized. Adjustments are made to the company’s liability for unrecognized tax benefits in the period in which issues are settled with the respective tax authorities, the statutes of limitations expire for the return containing the tax position or when new information becomes available. The company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of the income tax provision in the consolidated statements of earnings. The liability for unrecognized tax benefits, as well as the related accrued interest and penalties, is included in long-term income tax liabilities on the company’s consolidated balance sheets.

Stock-Based Compensation

The company recognizes compensation expense for stock options and restricted stock on a straight-line basis over the vesting period or to the date a participant becomes eligible for retirement, if earlier.

(3)	Discontinued Operations

The results of discontinued operations, including both Cederroth International (Cederroth) and Sally Holdings, Inc. (Sally Holdings) for the fiscal years ended September 30, 2010, 2009 and 2008 were as follows:

(In thousands)	2010	2009	2008
Net sales	$—	—	221,332

Pre-tax earnings from normal operations	$289	645	19,261
Transaction expenses, restructuring and other special costs	—	—	1,484

Earnings before provision for income taxes	289	645	17,777
Provision (benefit) for income taxes	115	(167)	6,409

Earnings from discontinued businesses, net of income taxes	174	812	11,368

Pre-tax gain (loss) on the sale of Cederroth	—	(531)	112,557
Provision (benefit) for income taxes	—	(1,260)	1,810

Gain on the sale of Cederroth, net of income taxes	—	729	110,747

Earnings from discontinued operations, net of income taxes	$174	1,541	122,115

The earnings from discontinued operations, net of income taxes consists of the following amounts related to Cederroth and Sally Holdings:

(In thousands)	2010	2009	2008
Cederroth	$—	729	117,722
Sally Holdings	174	812	4,393

Total earnings from discontinued operations, net of income taxes	$174	1,541	122,115

Cederroth International

Prior to July 31, 2008, the company owned and operated the Cederroth business which manufactured, marketed and distributed beauty, health care and household products throughout Scandinavia and in certain other parts of Europe. On May 18, 2008, the company entered into an agreement to sell its Cederroth business to CapMan, a Nordic based private equity firm. Pursuant to the transaction agreement, on July 31, 2008 Cederroth Intressenter AB, a company owned by two funds controlled by CapMan, purchased all of the issued and outstanding shares of Cederroth International AB, which owns the various Cederroth operating companies, in exchange for 159.5 million Euros from Alberto Culver AB, a wholly-owned Swedish subsidiary of the company. The Euros were immediately converted into $243.8 million based on the deal contingent Euro forward contract entered into by the company in connection with the transaction. The purchase price was adjusted in fiscal year 2009, resulting in cash payments of $1.5 million from Alberto Culver AB to CapMan. These adjustments resulted from differences between the final, agreed-upon balances of cash, debt and working capital as of the July 31, 2008 closing date and the estimates assumed in the transaction agreement.

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

In accordance with the provisions of FASB ASC Subtopic 205-20, “Discontinued Operations,” the results of operations and cash flows related to the Cederroth business are reported as discontinued operations for all periods presented. The results of discontinued operations related to Cederroth for the fiscal years ended September 30, 2009 and 2008 were as follows:

(In thousands)	2009	2008*
Net sales	$—	221,332

Pre-tax earnings from normal operations	$—	11,938
Restructuring and other special costs**	—	1,484

Earnings before income taxes	—	10,454
Provision for income taxes	—	3,479

Earnings from discontinued business, net of income taxes	—	6,975

Pre-tax gain (loss) on the sale of Cederroth	(531)	112,557
Provision (benefit) for income taxes	(1,260)	1,810

Gain on the sale of Cederroth, net of income taxes	729	110,747

Earnings from discontinued operations, net of income taxes	$729	117,722

*	Includes results through July 31, 2008.
**	The 2008 amount reflects special charges incurred in connection with the sale transaction, primarily related to compensation for key employees of the Cederroth business.

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

The separation of the company into New Alberto Culver and New Sally involving Clayton, Dubilier & Rice is hereafter referred to as the “Separation.” In accordance with the provisions of FASB ASC Subtopic 205-20, the results of operations related to Sally Holdings’ beauty supply distribution business are reported as discontinued operations for all periods presented. The results of discontinued operations related to Sally Holdings for the fiscal years ended September 30, 2010, 2009 and 2008 were as follows:

(In thousands)	2010	2009	2008
Pre-tax earnings from normal operations *	$289	645	7,323
Provision (benefit) for income taxes	115	(167)	2,930

Earnings from discontinued operations, net of income taxes	$174	812	4,393

*	Primarily reflects favorable adjustments to self-insurance reserves for pre-Separation Sally claims retained by the company.

(4)	Restructuring and Other

Restructuring and other expenses during the fiscal years ended September 30, 2010, 2009 and 2008 consist of the following:

(In thousands)	2010	2009	2008
Severance and other exit costs	$3,442	3,146	6,196
Impairment and other property, plant and equipment charges	1,786	3,552	6,265
Gain on sale of assets	—	(73)	(1,808)
Other	(127)	151	532

	$5,101	6,776	11,185

Severance and Other Exit Costs

In November 2006, the company committed to a plan to terminate employees as part of a reorganization following the Separation. In connection with this reorganization plan, on December 1, 2006 the company announced that it was going to close its manufacturing facility in Dallas, Texas. The company’s worldwide workforce was reduced by approximately 215 employees as a result of the reorganization plan, including 125 employees from the Dallas, Texas manufacturing facility. Through September 30, 2010, the company has recorded cumulative charges related to this plan of $15.0 million for severance, $254,000 for contract termination costs and $1.4 million for other exit costs.

In October 2007, the company committed to a plan primarily related to the closure of its manufacturing facility in Toronto, Canada. As part of the plan, the company’s workforce was reduced by approximately 125 employees. Through September 30, 2010, the company has recorded cumulative charges related to this plan of $2.5 million for severance, $17,000 for contract termination costs and $425,000 for other exit costs.

In May 2008, the company committed to a plan related to its Puerto Rico operations, including closing its manufacturing facility, reducing its headcount and relocating to a smaller commercial office. As part of the plan, the company’s workforce was reduced by approximately 100 employees. Through September 30, 2010, the company has recorded cumulative charges related to this plan of $1.7 million for severance, $201,000 for contract termination costs and $1.2 million for other exit costs.

The following table reflects the activity related to the three aforementioned restructuring plans during the fiscal year ended September 30, 2010:

(In thousands)	Liability at September 30, 2009	New Charges & Adjustments		Cash Payments & Other	Liability at September 30, 2010
Severance	$328	—		(15)	313
Contract termination costs	—	210		(104)	106
Other	70	13		(78)	5

	$398	223	*	(197)	424

In June 2009, the company committed to a plan primarily related to the downsizing of its manufacturing facility and the consolidation of its warehouse and office facilities in Chatsworth, California. As part of this plan, the company’s workforce has been reduced by approximately 100 employees, with an additional reduction of approximately 60 employees still expected. Through September 30, 2010, the company has recorded cumulative charges related to this plan of $1.9 million for severance and $872,000 for other exit costs.

In November 2009, the company committed to a plan primarily related to ceasing all manufacturing activities at its facility in Chatsworth, California. This plan is in addition to the company’s initial plan to downsize the Chatsworth manufacturing facility, which is described above. As part of this new plan, the company’s workforce will be further reduced by approximately 110 employees. Through September 30, 2010, the company has recorded cumulative charges related to this plan of $3.1 million for severance, $30,000 for contract termination costs and $242,000 for other exit costs.

The following table reflects the activity related to the company’s two Chatsworth, California restructuring plans during the fiscal year ended September 30, 2010:

(In thousands)	Liability at September 30, 2009	New Charges & Adjustments		Cash Payments & Other	Liability at September 30, 2010
Severance	$1,963	2,820		(1,919)	2,864
Contract termination costs	—	30		(30)	—
Other	432	369		(551)	250

	$2,395	3,219	*	(2,500)	3,114

*	The sum of these amounts from the tables above represents the $3.4 million of total charges for severance and other exit costs recorded during fiscal year 2010.

In response to the manufacturing and supply chain disruptions the company recently experienced in the United States, management has delayed the closing of the Chatsworth, California facility. This delay did not result in any significant adjustments to restructuring charges or existing reserves. While the company is continuing to explore several alternatives to further optimize its North America manufacturing capacity, at this time management remains committed to its plan to cease all manufacturing in Chatsworth, California and intends to execute this plan on a revised timetable after the remaining manufacturing and supply chain issues are fully resolved and these alternatives have been fully explored. Management’s current estimate is that cash payments related to these plans will be substantially completed by September 30, 2011.

Impairment and Other Property, Plant and Equipment Charges

During fiscal years 2010 and 2009, the company recorded fixed asset charges of $1.8 million and $3.6 million, respectively, primarily related to the write-down of certain manufacturing equipment and leasehold improvements in connection with the company’s two Chatsworth, California restructuring plans. During fiscal year 2008, the company recorded total impairment and other fixed asset charges of $6.3 million. This amount includes impairments of $648,000 related to the building and certain manufacturing equipment in connection with the closure of the Dallas, Texas manufacturing facility, $1.3 million related to manufacturing equipment in connection with the closure of the Toronto, Canada manufacturing facility and $1.6 million related to the building and certain manufacturing equipment in connection with the closure of the Puerto Rico manufacturing facility. In each case, the fair value of the assets was determined using prices for similar assets in the respective markets as determined by management using data from external sources. In addition to the impairments, the company recognized $2.8 million of other fixed asset charges related to the closure of the Dallas, Texas, Toronto, Canada and Puerto Rico manufacturing facilities during fiscal year 2008.

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

(5)	Fair Value Measurements

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

•	Level 3—Valuations based on inputs that are unobservable, generally utilizing pricing models or other valuation techniques that reflect management’s judgment and estimates.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010:

(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$181,408	—	—	181,408
Auction rate securities	—	—	53,706	53,706
Derivative instruments	—	1,272	—	1,272
Other	472	—	—	472

	$181,880	1,272	53,706	236,858

Liabilities:
Derivative instruments	$—	1,278	—	1,278

	$—	1,278	—	1,278

The following table summarizes the company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009:

(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$432,195	—	—	432,195
Auction rate securities	—	—	58,412	58,412
Other	432	—	—	432

	$432,627	—	58,412	491,039

Liabilities:
Derivative instruments	$—	2,534	—	2,534

	$—	2,534	—	2,534

Cash Equivalents—This amount represents the portion of the company’s cash equivalents invested in institutional money market funds, which are actively traded and have quoted market prices.

Auction Rate Securities—Prior to the second quarter of fiscal year 2008, the company regularly made short-term investments of its excess cash in auction rate securities (ARS). The company often added to or liquidated its investments in ARS as the cash needs of the business fluctuated. ARS investments are typically bonds with long-term maturities that have interest rates which reset at intervals of up to 35 days through an auction process. These investments are considered available for sale in accordance with FASB ASC Topic 320, “Debt and Equity Securities.” All of the company’s remaining investments in ARS at September 30, 2010 represent interests in pools of student loans and have AAA/Aaa credit ratings. In addition, all of these securities carry an indirect guarantee by the U.S. federal government of at least 97% of the par value through the Federal Family Education Loan Program. Based on these factors and the credit worthiness of the underlying assets, the company does not believe that it has significant principal risk with regard to these investments.

Historically, the periodic auctions for these ARS investments have provided a liquid market for these securities. As a result, the company carried its investments at par value, which approximated fair value, and classified them as short-term on the consolidated balance sheets. Since the second quarter of fiscal year 2008, each of the company’s remaining ARS investments has experienced multiple failed auctions, meaning that there have been insufficient bidders to match the supply of securities submitted for sale. During fiscal year 2010, the company continued to submit its remaining ARS investments for auction but was unsuccessful in redeeming any investments as all auctions continued to fail during the period. In addition, the company did not recognize any realized gains or losses from the sale of ARS investments in its statement of earnings. The company continues to earn interest on its investments at the maximum contractual rate and continues to collect the interest in accordance with the stated terms of the securities. At September 30, 2010, the company’s outstanding ARS investments carried a weighted average tax exempt interest rate of 0.5%.

During fiscal year 2010, portions of two of the company’s ARS investments totaling $4.4 million were settled by the issuers at their full par values.

At September 30, 2010, the company has ARS investments with a total par value of $57.0 million. The company has recorded these investments on its consolidated balance sheet at an estimated aggregate fair value of $53.7 million and recorded an unrealized loss of $3.3 million in accumulated other comprehensive income (loss), reflecting the decline in the estimated fair value. The unrealized loss has been recorded in accumulated other comprehensive income (loss) as the company has concluded at September 30, 2010 that no other-than-temporary impairment losses have occurred because its investments continue to be of high credit quality and the company does not have the intent to sell these investments at this time, nor is it more likely than not that the company will be required to sell these investments until the anticipated recovery in market value occurs, which management expects within the next three years. The company will continue to analyze its ARS in future periods for impairment and may be required to record a charge in its statement of earnings in future periods if the decline in fair value is determined to be other-than-temporary or management decides to liquidate its ARS investments at less than par value. The fair value of these securities has been estimated by management using unobservable input data from external sources. Because there is not currently an active market for these securities, management utilized a discounted cash flow valuation model to estimate the fair value of each individual security, with the key assumptions in the model being the expected holding period for the ARS, the expected coupon rate over the holding period and the required rate of return by market participants (discount rate), adjusted to reflect the current illiquidity in the market. For each of the company’s existing securities, the model calculates an expected periodic coupon rate using regression analysis and a market required rate of return that includes a risk-free interest rate and a credit spread. At September 30, 2010, the estimated required rate of return was adjusted by a spread of 150 basis points to reflect the illiquidity in the market. The model then discounts the expected coupon rate at the adjusted discount rate to arrive at the fair value price. At September 30, 2010, the assumed holding period for the ARS was three years and the weighted average expected coupon rate and adjusted discount rate used in the valuation model were 4.5% and 3.5%, respectively.

All of the company’s outstanding ARS investments have been classified as long-term on the September 30, 2010 balance sheet as the company cannot be certain that they will settle within the next twelve months. The company’s outstanding ARS investments have scheduled maturities ranging from 2029 to 2042. It is management’s intent to hold these investments until the company is able to recover the full par value, either through issuer calls, refinancings or other refunding initiatives, the recovery of the auction market or the emergence of a new secondary market. Management’s assumption used in the current fair value estimates is that this will occur within the next three years.

The following table provides a reconciliation for the fiscal years ended September 30, 2010 and 2009 between the beginning and ending balances of the company’s ARS investments, which are measured at fair value using significant unobservable inputs (Level 3):

(In thousands)	Auction Rate Securities
Balance at September 30, 2008	$65,841
Settlement of one security upon maturity	(8,500)
Unrealized gain included in other comprehensive income (loss)	1,071

Balance at September 30, 2009	58,412
Settlement of portions of two securities at par	(4,350)
Unrealized loss included in other comprehensive income (loss)	(356)

Balance at September 30, 2010	$53,706

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

Certain of the company’s foreign subsidiaries have entered into foreign currency forward contracts in an attempt to minimize the impact of short-term currency fluctuations on forecasted sales and inventory purchases denominated in currencies other than their functional currencies. These contracts are designated as cash flow hedging instruments in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” As a result, unrealized gains and losses on these contracts are recorded to accumulated other comprehensive income (loss) until the underlying hedged items are recognized through operations. The ineffective portion of a contract’s change in fair value is immediately recognized through operations. At September 30, 2010, the notional amount of these outstanding forward contracts in U.S. dollars was $40.7 million and the contracts settle or mature within the next 12 months. The following table provides information on these foreign currency forward contracts as of and for the fiscal years ended September 30, 2010 and 2009:

(In thousands)	September 30, 2010	September 30, 2009
Fair value of assets (1)	$1,272	—
Fair value of liabilities (2)	773	1,944
Amount of pre-tax gain (loss) recorded in accumulated other comprehensive income (loss)	518	(2,007)

	Year Ended September 30
	2010	2009
Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income (loss) to earnings (3)	$(387)	656

(1)	Amounts included in other current assets on the consolidated balance sheets.

(2)	Amounts included in accrued expenses on the consolidated balance sheets.

(3)	Amounts primarily included in net sales on the consolidated statements of earnings.

The company also recognized immaterial gains and losses in earnings due to ineffectiveness of these foreign currency forward contracts during the fiscal years ended September 30, 2010 and 2009. These amounts are included in advertising, marketing, selling and administrative expenses on the consolidated statements of earnings.

In addition, certain of the company’s foreign subsidiaries have entered into a series of foreign currency forward contracts to hedge their net balance sheet exposures for amounts designated in currencies other than their functional currencies. These contracts are not designated as hedging instruments and therefore do not qualify for hedge accounting treatment under FASB ASC Topic 815. As a result, gains and losses on these contracts are recorded directly to the consolidated statement of earnings and serve to offset the related exchange gains or losses on the underlying exposures. At September 30, 2010, the notional amount of these outstanding foreign currency forward contracts in U.S. dollars was $9.4 million and the contracts settle or mature within the next two months. The following table provides information on these foreign currency forward contracts as of and for the fiscal years ended September 30, 2010 and 2009:

	September 30,	September 30,
(In thousands)	2010	2009
Fair value of liabilities (1)	$505	590

	Year Ended September 30,
	2010	2009
Amount of pre-tax gain (loss) recorded in earnings (2)	$54	(742)

(1)	Amounts included in accrued expenses on the consolidated balance sheets.

(2)	Amounts primarily included in advertising, marketing, selling and administrative expenses on the consolidated statements of earnings.

In connection with the company’s debt issuance in May 2010 (see note 7), the company entered into a series of forward starting interest rate swaps beginning April 14, 2010 in order to minimize interest rate exposure during a period of high volatility in the market. The interest rate swaps were designated as cash flow hedging instruments in accordance with FASB ASC Topic 815. Upon settlement, the $5.9 million aggregate loss on the interest rate swaps was recorded to accumulated other comprehensive income (loss) with the exception of an immaterial amount which, due to ineffectiveness, was recognized immediately in interest expense during the third quarter of fiscal year 2010. The remainder of the loss from the interest rate swaps is being amortized to interest expense over the life of the debt. The following table provides information on the forward starting interest rate swaps as of and for the fiscal year ended September 30, 2010:

September 30,
(In thousands)	2010
Amount of pre-tax loss recorded in accumulated other comprehensive income (loss)	$(5,643)

Year Ended
September 30, 2010
Amount of pre-tax loss reclassified from accumulated other comprehensive income (loss) to earnings (1)	$(211)

(1)	Amounts included in interest expense on the consolidated statement of earnings.

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

As discussed further in note 11, the company completed a significant acquisition in the first quarter of fiscal year 2010. The acquisition-date fair values of the trade name and customer relationship intangible assets acquired have been estimated by management using income approach methodologies, pricing models and valuation techniques. The valuation of these identifiable intangible assets, as well as the other assets acquired and liabilities assumed, was based on management’s estimates, available information and reasonable and supportable assumptions. The fair value measurements were determined primarily based on Level 3 unobservable input data that reflects the company’s assumptions regarding how market participants would value the assets.

Fair Value of Other Financial Instruments

The company’s debt instruments are recorded at cost on the consolidated balance sheets. The fair value of long-term debt, including the current portion, was approximately $165.0 million at September 30, 2010 compared to the carrying value, including accrued interest, of $153.2 million. Fair value estimates are calculated using the present value of the projected debt cash flows based on the current market interest rates of comparable debt instruments.

(6)	Accounts Payable, Accrued Expenses and Other Liabilities

Accounts payable at September 30, 2010 and 2009 include book cash overdrafts of $4.2 million and $9.1 million, respectively.

Accrued expenses at September 30, 2010 and 2009 consist of the following:

(In thousands)	2010	2009
Compensation and benefits	$49,824	41,247
Advertising and promotions	68,468	57,464
Other	30,396	22,080

	$148,688	120,791

Other long-term liabilities at September 30, 2010 and 2009 consist primarily of obligations related to employee compensation and benefits.

(7)	Long-Term Debt and Other Financing Arrangements

Long-term debt at September 30, 2010 and 2009 consists of the following:

(In thousands)	2010	2009
5.15% notes due June 2020	$150,000	—
Other	422	604

	$150,422	604
Less: Amounts classified as current	181	175

	$150,241	429

Maturities of long-term debt for the next five fiscal years are as follows (in thousands): 2011—$181; 2012—$156; 2013—$85; 2014—$0; and 2015 and later—$150,000.

On May 21, 2010, the company issued $150.0 million of 5.15% notes due June 1, 2020. Interest on the notes will be paid semi-annually on June 1 and December 1 of each year, beginning on December 1, 2010. The company has the option to redeem the notes at any time, in whole or in part, at a price equal to 100% of the principal amount plus accrued interest and, if applicable, a make-whole premium. The company is currently precluded from redeeming the notes pursuant to the terms of the Unilever Transaction agreement. In connection with the debt offering, the company incurred issuance costs of $1.4 million which were capitalized to other assets on the consolidated balance sheet. In addition, the company entered into a series of forward starting interest rate swaps in anticipation of the offering. The interest rate swaps resulted in an aggregate loss of $5.9 million that was settled by the company on May 20, 2010. Because the swaps qualified for hedge accounting treatment, substantially all of the loss was recorded to accumulated other comprehensive income (loss) and is being amortized to interest expense over the life of the debt, along with capitalized issuance costs. In the consolidated statement of cash flows, the payment to settle the interest rate swaps is treated as a financing activity and included with the net proceeds from the debt issuance. The overall effective interest rate of the notes, including the amortization of the loss on the interest rate swaps and capitalized issuance costs, is approximately 5.6%.

The company has a $300 million revolving credit facility which expires November 13, 2011. There were no borrowings outstanding on the revolving credit facility at September 30, 2010 or 2009. The facility has an interest rate based on a fixed spread over LIBOR and may be drawn in U.S. dollars or certain foreign currencies. In addition, the facility imposes restrictions on such items as total debt, liens and interest expense. The current facility includes a covenant that limits the company’s ability to purchase its common stock or pay dividends if the cumulative stock repurchases plus cash dividends exceeds $250 million plus 50% of “consolidated net income” (as defined in the revolving credit agreement) commencing January 1, 2007.

At September 30, 2010, the company was in compliance with the covenants and other requirements of its 5.15% notes and the revolving credit agreement.

At September 30, 2010 and 2009, the company had no off-balance sheet financing arrangements other than operating leases incurred in the ordinary course of business as disclosed in note 12 and outstanding standby letters of credit primarily related to various insurance programs which totaled $12.4 million and $14.4 million at September 30, 2010 and 2009, respectively.

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

Cash dividends on common stock in fiscal years 2010, 2009 and 2008 were $32.5 million or $.33 per share, $28.5 million or $.29 per share and $24.8 million or $.25 per share, respectively. Pursuant to the terms of the Unilever Transaction agreement, the company is not precluded from paying future dividends at the current level in the ordinary course.

During fiscal year 2010, the company purchased 539,181 shares of common stock in the open market for an aggregate purchase price of $14.7 million. During fiscal year 2009, the company purchased 54,339 shares for an aggregate purchase price of $1.4 million, and in fiscal year 2008 the company purchased 4,165,782 shares for an aggregate purchase price of $109.5 million. The share buyback program was approved by the board of directors in November 2006 for 5 million shares of common stock and in July 2008 for an additional 5 million shares. At September 30, 2010, the company has authorization remaining to purchase a total of 5,240,698 shares, although the company is currently precluded from making share repurchases in the open market pursuant to the terms of the Unilever Transaction agreement.

During fiscal years 2010, 2009 and 2008, the company acquired $1.1 million, $494,000 and $40,000, respectively, of common stock surrendered by employees in connection with the payment of withholding taxes as provided under the terms of certain incentive plans. In addition, during fiscal years 2010 and 2008, the company acquired $266,000 and $190,000, respectively, of common stock surrendered by employees to pay the exercise price of stock options. No common stock was surrendered by employees to pay the exercise price of stock options during fiscal year 2009. All shares acquired under these plans are not subject to the company’s stock repurchase program.

All common stock purchased in the open market during fiscal years 2010, 2009 and 2008 and all shares acquired through incentive plans subsequent to the Separation are being accounted for using the constructive retirement method, as the company has no intent to reissue the shares. For the common stock purchased in the open market, the excess of the aggregate purchase price over the par value of the shares acquired was allocated between additional paid-in capital and retained earnings.

The accumulated other comprehensive loss balance included in stockholders’ equity at September 30, 2010 and 2009 consists of the following:

(In thousands)	2010	2009
Foreign currency translation	$(58,455)	(49,786)
Pension liability adjustment	(5,311)	(4,320)
Unrealized loss on ARS investments	(3,244)	(2,888)
Loss on interest rate swaps	(3,668)	—
Unrealized gain (loss) on cash flow hedges	381	(1,445)

	$(70,297)	(58,439)

(9)	Stock-Based Compensation

In fiscal year 2010, the company recorded stock-based compensation expense, which includes stock option expense and amortization expense related to restricted shares, that reduced earnings from continuing operations before provision for income taxes by $12.8 million, provision for income taxes by $4.5 million, earnings from continuing operations by $8.3 million and diluted earnings per share from continuing operations by 8 cents. In fiscal year 2009, the company recorded stock-based compensation expense that reduced earnings from continuing operations before provision for income taxes by $10.5 million, provision for income taxes by $3.6 million, earnings from continuing operations by $6.9 million and diluted earnings per share from continuing operations by 7 cents. In fiscal year 2008, the company recorded stock-based compensation expense that reduced earnings from continuing operations before provision for income taxes by $6.5 million, provision for income taxes by $2.2 million, earnings from continuing operations by $4.3 million and diluted earnings per share from continuing operations by 5 cents. Stock-based compensation expense is included in advertising, marketing, selling and administrative expenses in the consolidated statements of earnings.

The company provides stock-based compensation under two stock option plans that have been approved by its stockholders. Under these plans, the company is currently authorized to issue non-qualified stock options to employees to purchase a limited number of shares of the company’s common stock at a price not less than the fair market value of the stock on the date of grant. Prior to January 2008, the company could also issue stock options to non-employee directors, but the non-employee director plan was amended at that time to discontinue any future stock option grants. Generally, options under the plans expire ten years from the date of grant and are exercisable on a cumulative basis in four equal annual increments commencing one year after the date of grant. A total of 20.9 million shares have been authorized to be issued under the plans, of which 3.1 million shares remain available for future grants as of September 30, 2010.

Following the closing of the Separation, the company has issued new shares upon the exercise of stock options and expects to continue to do so for the foreseeable future.

In fiscal years 2010, 2009 and 2008, the company recorded stock option expense of $8.6 million, $7.8 million and $4.6 million, respectively. These amounts include the immediate expensing of the fair value of stock options granted to participants who had already met the definition of retirement under the stock option plans. The company’s consolidated statement of cash flows for fiscal years 2010, 2009 and 2008 reflect $2.6 million, $491,000 and $10.8 million, respectively, of excess tax benefits from employee stock option exercises as financing cash inflows from continuing operations.

The weighted average fair value of stock options at the date of grant in fiscal years 2010, 2009 and 2008 was $6.83, $6.87 and $5.62, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions:

	2010	2009	2008
Expected life	3.5 - 4 years	3.5 - 4 years	3.5 - 4 years
Expected volatility	30.4%	30.8%	23.1%
Risk-free interest rate	1.6% - 2.0%	1.4% - 2.5%	2.2% - 4.2%
Dividend yield	1.0%	1.0%	1.0%

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

Stock option activity under the company’s plans for fiscal year 2010 is summarized as follows:

	Number of Options (in thousands)	Weighted Average Option Price	Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at September 30, 2009	8,476	$20.64
Granted	1,234	$28.75
Exercised	(880)	$15.56
Canceled	(158)	$25.76

Outstanding at September 30, 2010	8,672	$22.22	6.7 years	$134,555

Exercisable at September 30, 2010	6,186	$20.08	5.8 years	$109,206

The total fair value of stock options that vested during fiscal years 2010, 2009 and 2008 was $6.8 million, $7.0 million and $4.0 million, respectively. The total intrinsic value of stock options exercised during fiscal years 2010, 2009 and 2008 was $11.3 million, $3.0 million and $37.3 million, respectively. The tax benefit realized from stock options exercised during fiscal years 2010, 2009 and 2008 was $3.9 million, $1.0 million and $12.9 million, respectively. As of September 30, 2010, the company had $10.3 million of unrecognized compensation cost related to stock options that will be recorded over a weighted average period of 2.1 years.

The company also provides stock-based compensation under a restricted stock plan that has been approved by its stockholders. Under the plan, the company is currently authorized to grant up to 1.5 million restricted shares of common stock to employees and non-employee directors. The current restricted stock plan includes a provision which calls for automatic grants of restricted shares with a value of approximately $75,000 to each non-employee director on the date of each regular annual meeting of shareholders. As of September 30, 2010, approximately 872,000 shares remain authorized for future issuance under the plan. The restricted shares under this plan meet the definition of “nonvested shares” in FASB ASC Topic 718, “Compensation—Stock Compensation.” The restricted shares generally vest on a cumulative basis in four equal annual installments commencing one or two years after the date of grant.

The amortization expense related to restricted shares during fiscal years 2010, 2009 and 2008 was $4.2 million, $2.7 million and $2.0 million, respectively. These amounts include the immediate expensing of the fair value of restricted shares granted to non-employee directors and participants who had already met the definition of retirement under the restricted stock plan.

Restricted share activity under the plans for fiscal year 2010 is summarized as follows:

	Number of Shares (in thousands)	Weighted Average Fair Value on Grant Date
Nonvested at September 30, 2009	381	$23.45
Granted	200	$28.73
Vested	(116)	$23.33
Forfeited	(11)	$27.20

Nonvested at September 30, 2010	454	$25.71

As of September 30, 2010, the company had $7.0 million of unearned compensation related to restricted shares that will be amortized to expense over a weighted average period of 2.3 years.

Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 107, “Share-Based Payment,” requires public companies to apply the rules of Accounting Series Release No. 268 (ASR 268), “Presentation in

Financial Statements of Redeemable Preferred Stocks,” to stock options with contingent cash settlement provisions. ASR 268 requires securities with contingent cash settlement provisions which are not solely in the control of the issuer, without regard to probability of occurrence, to be classified outside of stockholders’ equity. The company’s stock option plans have a provision which requires stock options to be settled for cash upon the occurrence of certain change in control events that provide for shareholders to receive consideration other than cash or registered shares of common stock. While the proposed Unilever Transaction will constitute a change in control under the terms of the company’s stock option plans, it is not an event that would trigger such contingent cash settlement provision. While the company believes the possibility of occurrence of any change in control event which would trigger such contingent cash settlement provision is remote, the contingent cash settlement of the stock options as a result of such event would not be solely in the control of the company. As a result, in accordance with ASR 268 the company has classified $2.6 million as “stock options subject to redemption” outside of stockholders’ equity on its consolidated balance sheet as of September 30, 2010. This amount represents the intrinsic value as of November 5, 2003 of currently outstanding stock options which were modified on that date as a result of the company’s conversion to one class of common stock. This amount will be reclassified into additional paid-in capital in future periods as the related stock options are exercised or canceled.

In accordance with the terms of the Unilever Transaction agreement, the company is currently prohibited from granting new stock options and restricted shares.

(10)	Business Segments and Other Information

The company develops, manufactures, distributes and markets beauty care brands as well as food and household brands in the United States and more than 100 other countries. The company is organized into two reportable business segments—United States and International. The accounting policies of the segments are the same as described in the summary of significant accounting policies in note 2.

Business Segments

Segment data for the fiscal years ended September 30, 2010, 2009 and 2008 is as follows:

(In thousands)	2010	2009	2008
Net sales:
United States	$943,916	916,996	862,975
International	653,317	516,984	580,481

	$1,597,233	1,433,980	1,443,456

Earnings from continuing operations before provision for income taxes:
United States	$161,900	153,192	121,688
International	89,465	47,249	57,261

Segment operating profit	251,365	200,441	178,949
Stock-based compensation expense (note 9)	(12,813)	(10,500)	(6,543)
Transaction expenses (notes 11 and 15)	(13,283)	—	—
Restructuring and other (note 4)	(5,101)	(6,776)	(11,185)
Net interest income (expense)	(2,324)	2,673	9,586

	$217,844	185,838	170,807

Identifiable assets:
United States	$731,331	668,038	554,083
International	776,039	343,414	388,422

Total	1,507,370	1,011,452	942,505
Corporate*	370,905	546,562	524,795

	$1,878,275	1,558,014	1,467,300

Depreciation and amortization expense:
United States	$19,782	17,504	14,489
International	9,319	7,462	9,120

	$29,101	24,966	23,609

Capital expenditures:
United States	$21,346	50,584	46,587
International	4,487	14,657	17,472

	$25,833	65,241	64,059

*	Corporate identifiable assets are primarily cash, cash equivalents and investments.

Supplemental Foreign Information

The company’s net sales and identifiable assets for continuing operations located outside the United States consist of the following for the fiscal years ended September 30, 2010, 2009 and 2008:

(In thousands)	2010	2009	2008
Net sales:
United Kingdom	$234,624	143,400	175,122
Other International	418,693	373,584	405,359

	$653,317	516,984	580,481

Identifiable assets*:
United Kingdom	$605,498	147,278	170,548
Netherlands	592	222,122	8,024
Sweden	288	207	245,329
Other International	242,652	226,210	247,689

	$849,030	595,817	671,590

*	The total identifiable assets noted above are greater than the International reportable segment amounts because certain Corporate assets are located outside the United States.

Major Customer Information

The company’s largest customer, Wal-Mart Stores, Inc. and its affiliated companies, accounted for approximately 24%, 25% and 24% of net sales during fiscal years 2010, 2009 and 2008, respectively.

Supplemental Net Sales Information

The following table summarizes net sales for classes of similar products for the fiscal years ended September 30, 2010, 2009 and 2008:

(In thousands)	2010	2009	2008
Beauty Care	$1,509,616	1,349,391	1,358,993
Non-Beauty	87,617	84,589	84,463

	$1,597,233	1,433,980	1,443,456

(11)	Acquisitions and Divestiture

Effective October 1, 2009, the company adopted the FASB’s new accounting guidance on business combinations, which is included in FASB ASC Topic 805, “Business Combinations.” This new guidance significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies and transaction costs. In addition, FASB ASC Topic 805 also requires certain financial statement disclosures to enable users to evaluate and understand the nature and financial effects of business combinations. The provisions of FASB ASC Topic 805 have been applied to the acquisition of Simple, as described below.

On December 18, 2009, the company acquired all of the issued and outstanding shares of Simple, a leading skin care company based in the United Kingdom that was owned primarily by Duke Street, a mid-market private equity fund. The company believes that the Simple line of products will strengthen its global beauty care portfolio by providing growth opportunities in the skin care category.

The total purchase price was $385.0 million (net of cash acquired), and the transaction was funded from the company’s existing cash. The company also incurred $6.0 million of transaction expenses in connection with the acquisition which were recorded in the statement of earnings in fiscal year 2010 in accordance with FASB ASC Topic 805. These transaction expenses are not expected to give rise to an income tax benefit.

The results of operations of Simple have been included in the consolidated financial statements from the date of acquisition. The amount of net sales and net earnings directly attributable to Simple included in the consolidated statements of earnings for the fiscal year ended September 30, 2010 is as follows (in thousands):

Net sales	$81,973
Net earnings	18,718

The company’s consolidated balance sheet as of September 30, 2010 reflects the allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Management utilized detailed analyses and third-party valuations to make the fair value estimates. The purchase price allocation resulted in goodwill of $297.5 million, which is not expected to be deductible for income tax purposes. The goodwill balance is primarily attributable to end-consumer loyalty and other intangible assets that do not qualify for separate recognition. The following illustrates the allocation of the purchase price to the assets acquired and liabilities assumed (in thousands):

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

The following table provides pro forma consolidated results for the fiscal years ended September 30, 2010 and 2009 as if Simple had been acquired as of the beginning of each period. Anticipated cost savings and other effects of the planned integration of Simple are not included in the pro forma results. The pro forma amounts presented are not necessarily indicative of the results that would have occurred had the acquisition been completed as of the beginning of each period, nor are the pro forma amounts necessarily indicative of future results.

(In thousands)	2010	2009
Pro forma net sales	$1,621,769	1,532,433
Pro forma earnings from continuing operations*	168,307	141,229
Pro forma net earnings*	168,481	142,770

*	The estimated results exclude the $6.0 million of transaction expenses incurred by the company in connection with the acquisition, as well as the transaction expenses incurred by Simple prior to the closing date of the acquisition.

On August 31, 2009, the company sold its New Zealand subsidiaries, including the BDM Grange distribution business, to an investment group including members of the local management team in exchange for $6.2 million in cash and a $1.7 million short-term note, which was collected in full during fiscal year 2010. The new company continues to distribute the company’s branded beauty products in New Zealand under a distribution agreement entered into at the time of the sale. As a result of the sale, the company recorded an after-tax loss of $376,000 during fiscal year 2009.

On April 1, 2009, the company acquired the remaining 49% minority interest in its subsidiary in Chile. The total purchase price was $7.0 million, of which $3.4 million was already reflected on the company’s balance sheet as an obligation to the minority holders for their portion of the subsidiary’s unpaid cumulative earnings. Goodwill of $2.3 million and other intangible assets of $1.3 million were recorded as a result of the purchase price allocation and are not expected to be deductible for tax purposes. Pro forma information for this acquisition is not provided since the business acquired is not material to the company’s consolidated results of operations.

On October 1, 2008, the company acquired the Noxzema skin care business in the United States, Canada and portions of Latin America, as well as the worldwide rights and trademarks to the Noxzema brand. The total purchase price was $83.6 million, with $81.0 million paid at closing. In addition to the amount paid at closing, the company also incurred $2.6 million of legal and professional service fees in connection with this acquisition. Goodwill of $60.6 million, a trade name of $15.4 million and other intangible assets of $7.6 million were recorded as a result of the purchase price allocation and are expected to be deductible for tax purposes. The acquisition was accounted for using the purchase method and, accordingly, the results of operations of Noxzema have been included in the consolidated financial statements from the date of acquisition.

(12)	Lease Commitments

The company’s leases cover certain manufacturing and warehousing properties, office facilities and equipment. Certain of the company’s leases include renewal options and escalation clauses. At September 30, 2010, future minimum payments under non-cancelable operating leases by fiscal year are as follows (in thousands):

2011	$8,655
2012	6,778
2013	4,457
2014	1,897
2015	1,061
2016 and later	2,459

Total minimum lease payments	$25,307

Total rental expense for operating leases amounted to $11.9 million in 2010, $11.6 million in 2009 and $12.6 million in 2008. Certain leases require the company to pay real estate taxes, insurance, maintenance and special assessments.

(13)	Income Taxes

The provision for income taxes from continuing operations for the fiscal years ended September 30, 2010, 2009 and 2008 consists of the following:

(In thousands)	2010	2009	2008
Current:
Federal	$25,808	21,323	29,305
Foreign	15,564	21,521	25,467
State	4,681	3,834	4,011

	46,053	46,678	58,783

Deferred:
Federal	12,717	19,209	6,339
Foreign	3,905	307	(591)
State	33	1,811	237

	16,655	21,327	5,985

	$62,708	68,005	64,768

The difference between the U.S. statutory federal income tax rate and the effective income tax rate from continuing operations for the fiscal years ended September 30, 2010, 2009 and 2008 is summarized below:

	2010	2009	2008
U.S. statutory income tax rate	35.0%	35.0%	35.0%
Effect of foreign income taxes	(8.4)	0.5	4.0
State income taxes, net of federal tax benefit	1.4	2.1	1.8
Tax exempt interest income	—	(0.2)	(1.5)
Other, net	0.8	(0.8)	(1.4)

	28.8%	36.6%	37.9%

In fiscal year 2010, the “effect of foreign income taxes” was affected by a reorganization of the company’s subsidiaries in Europe and the Simple acquisition. In fiscal years 2009 and 2008, the “effect of foreign income taxes” was affected by income tax expense of approximately $7.1 million and $11.0 million, respectively, or 3.8 and 6.5 percentage points, respectively, related to local currency gains on U.S. dollar denominated cash equivalents held by Alberto Culver AB in Sweden following the sale of Cederroth.

Significant components of the company’s deferred tax assets and liabilities as of September 30, 2010 and 2009 are as follows:

(In thousands)	2010	2009
Deferred tax assets attributable to:
Stock-based compensation	$12,370	10,789
Foreign loss carryforwards*	8,965	7,951
Accrued expenses	17,558	18,039
Long-term liabilities	11,574	12,312
Inventory adjustments	3,871	4,125
Other	3,140	1,192

Total gross deferred tax assets	57,478	54,408
Valuation allowance**	(9,539)	(9,021)

Net deferred tax assets	47,939	45,387

Deferred tax liabilities attributable to depreciation and intangible assets	81,253	42,017

Total net deferred tax assets (liabilities)	$(33,314)	3,370

*	The majority of the company’s foreign loss carryforwards will expire at various dates through 2019, while there are certain jurisdictions that allow losses to be carried forward indefinitely.
**	The company’s valuation allowance has been provided to account for uncertainties regarding the recoverability of certain foreign deferred tax assets including loss carryforwards, as well as certain domestic deferred tax assets primarily related to the unrealized loss on the company’s ARS investments.

Management believes that it is more likely than not that results of future operations will generate sufficient taxable income to realize the company’s deferred tax assets, net of the valuation allowance currently recorded.

The excess tax benefit realized upon the exercise of stock options is recorded in additional paid-in capital and totaled $2.6 million, $491,000 and $10.8 million in fiscal years 2010, 2009 and 2008, respectively.

The following table provides a rollforward of the activity related to unrecognized tax benefits for fiscal years 2010, 2009 and 2008, including amounts affecting both continuing and discontinued operations:

(In thousands)	2010	2009	2008
Balance at beginning of year	$11,429	12,766	5,451
Gross increases related to tax positions in prior years	69	1,008	5,660
Gross decreases related to tax positions in prior years	(35)	(1,487)	(177)
Gross increases related to tax positions in the current year	1,610	290	3,666
Settlements with taxing authorities	(343)	(275)	(9)
Expiration of statutes of limitations	(447)	(873)	(1,825)

Balance at end of year	$12,283	11,429	12,766

At September 30, 2010 and 2009, $6.8 million and $5.8 million, respectively, of the total liability for unrecognized tax benefits represent amounts that, if recognized, would favorably impact the company’s effective tax rates for either continuing or discontinued operations. At both September 30, 2010 and 2009, the company’s long-term income tax liabilities include accrued interest and penalties of $1.5 million. The total amount of interest and penalties recognized in the consolidated statements of earnings for fiscal years 2010, 2009 and 2008 was $34,000, $272,000 and $383,000, respectively.

The company files a consolidated U.S. federal income tax return, as well as income tax returns in various states and foreign jurisdictions. With some exceptions, the company is no longer subject to examinations by tax authorities in the United States for fiscal years ending before 2007 and in its major international markets for fiscal years ending before 2003.

In the next twelve months, the company’s effective tax rate and the amount of unrecognized tax benefits could be affected positively or negatively by the resolution of ongoing tax audits and the expiration of certain statutes of limitations. The company is unable to project the potential range of tax impacts at this time.

Earnings from continuing operations before provision for income taxes for domestic legal entities were $126.1 million, $138.7 million, and $116.1 million in fiscal years 2010, 2009 and 2008, respectively. Earnings from continuing operations before provision for income taxes for foreign legal entities were $91.7 million, $47.1 million and $54.7 million in fiscal years 2010, 2009 and 2008, respectively.

Undistributed earnings of the company’s foreign operations amounting to $374.9 million at September 30, 2010 are intended to remain permanently invested to finance future growth and expansion. Accordingly, no U.S. income taxes have been provided on those earnings at September 30, 2010.

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

(14)	Legal Settlement

In April 2010, the company resolved an ongoing dispute with a supplier. As a result, the company recorded a one-time, pre-tax gain of $8.7 million in fiscal year 2010, which included the forgiveness of $5.8 million of obligations owed to the supplier and the receipt of $2.9 million in cash from the supplier. From the third quarter of fiscal year 2009 through the resolution of the dispute, the company incurred pre-tax charges totaling $4.0 million related to this matter, all of which were expensed in the periods incurred. The one-time gain and all charges related to this matter are included in advertising, marketing, selling and administrative expenses in the consolidated statements of earnings.

(15)	Unilever Transaction

On September 27, 2010, the company entered into a definitive agreement with Unilever, pursuant to which Unilever will acquire all of the outstanding shares of Alberto Culver Company common stock in exchange for $37.50 per share in cash, without interest. This transaction is structured as a merger whereby a subsidiary of Unilever’s U.S. operating company will merge with and into the company, with the company surviving as a wholly-owned subsidiary of Unilever. The company’s board of directors has unanimously approved the transaction and the terms of the related agreement. The transaction is subject to approval by owners of a majority of the company’s outstanding shares of common stock, as well as governmental and regulatory approvals and other closing conditions. In connection with this transaction, the company filed a definitive proxy statement with the SEC on November 12, 2010.

The company and Unilever may terminate the transaction agreement at any time upon mutual written consent of the parties or certain other circumstances. The company would be required to pay a termination fee of $125 million to Unilever if the transaction agreement is terminated following a change in its board of directors’ recommendation in favor of the transaction, upon the company’s acceptance of a superior proposal, as defined in the transaction agreement, or under certain other circumstances. Unilever would be required to pay a termination fee of $125 million to the company under certain circumstances relating to a failure to obtain regulatory approvals.

The company incurred $7.3 million of transaction expenses in connection with the proposed transaction which were recorded as expenses in the consolidated statement of earnings in fiscal year 2010. Upon the closing of the transaction, the company will be liable for additional transaction expenses of at least $9.0 million.

The Unilever Transaction will constitute a change in control under the terms of certain of the company’s employee and non-employee director benefit, stock option and restricted stock plans. As a result, in accordance with the terms of such plans the timing of payment of certain obligations will accelerate and all outstanding stock options and restricted shares of the company will become fully vested upon the closing of the transaction. In addition, the closing of the Unilever Transaction could affect certain other estimates and assumptions underlying the company’s consolidated financial statements and the accompanying notes.

In connection with the Unilever Transaction, several lawsuits have been filed in which the company, the company’s directors and certain Unilever entities have been named as defendants. These lawsuits allege that the company’s directors breached their fiduciary duties in connection with the transaction by, among other things, agreeing to sell the company for inadequate consideration and on otherwise inappropriate terms, and that the company and/or Unilever aided and abetted the alleged breaches of fiduciary duty by the company’s directors. The lawsuits seek, among other things, injunctive relief, including the enjoining of the transaction, damages and recovery of the costs of the action, including reasonable attorneys’ fees. The defendants believe that these claims are without merit and intend to defend themselves vigorously.

(16)	Quarterly Financial Data (Unaudited)

Unaudited quarterly consolidated statement of earnings information for the fiscal years ended September 30, 2010 and 2009 is summarized below (in thousands, except per share amounts):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2010:
Net sales	$362,964	384,805	417,582	431,882
Gross profit	$193,742	200,888	215,123	224,923
Earnings from continuing operations	$36,635	29,893	47,295	41,313
Net earnings	$36,593	30,141	47,227	41,349
Earnings per share from continuing operations:
Basic	$.37	.31	.48	.42
Diluted	$.37	.30	.47	.41
Net earnings per share:
Basic*	$.37	.31	.48	.42
Diluted*	$.37	.30	.47	.41
2009:
Net sales	$352,834	344,332	351,623	385,191
Gross profit	$182,010	173,366	178,480	201,346
Earnings from continuing operations	$31,297	27,830	27,321	31,385
Net earnings	$31,654	28,078	27,979	31,663
Earnings per share from continuing operations:
Basic	$.32	.29	.28	.32
Diluted*	$.32	.28	.28	.32
Net earnings per share:
Basic	$.32	.29	.29	.32
Diluted	$.32	.28	.28	.32

*	The sum of the quarterly per share amounts does not equal the annual per share amounts due to changes in weighted average shares outstanding during the year and rounding.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Alberto-Culver Company:

We have audited the accompanying consolidated balance sheets of Alberto Culver Company and subsidiaries (the Company) as of September 30, 2010 and 2009, and the related consolidated statements of earnings, cash flows and stockholders’ equity for each of the years in the three-year period ended September 30, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alberto Culver Company and subsidiaries as of September 30, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in note 11 to the consolidated financial statements, the Company changed its method of accounting for business combinations effective October 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Alberto Culver Company’s internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 23, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Chicago, Illinois
November 23, 2010

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, management assessed the effectiveness of the company’s internal control over financial reporting as of September 30, 2010 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the company’s internal control over financial reporting was effective as of September 30, 2010.

The scope of management’s assessment of the effectiveness of internal control over financial reporting as of September 30, 2010 includes all of the company’s subsidiaries except for Simple Health and Beauty Group Limited (Simple), which was acquired by the company on December 18, 2009. This scope exception is permissible under the applicable Securities and Exchange Commission guidelines because Simple was acquired during the year ended September 30, 2010. The consolidated net sales of the company for the year ended September 30, 2010 were $1.60 billion, of which Simple represented approximately $82 million. The consolidated assets of the company as of September 30, 2010 were $1.88 billion, of which Simple represented approximately $439 million.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2010 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ V. James Marino	/s/ Ralph J. Nicoletti
V. James Marino	Ralph J. Nicoletti
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

November 23, 2010

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Stockholders

Alberto-Culver Company:

We have audited Alberto Culver Company and subsidiaries’ (the Company) internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The scope of management’s assessment of the effectiveness of internal control over financial reporting as of September 30, 2010 includes all of the Company’s subsidiaries except for Simple Health and Beauty Group Limited (Simple), which was acquired by the Company on December 18, 2009. The consolidated net sales of the Company for the year ended September 30, 2010 were $1.60 billion, of which Simple represented approximately $82 million. The consolidated assets of the Company as of September 30, 2010 were $1.88 billion, of which Simple represented approximately $439 million. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Simple.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alberto Culver Company and subsidiaries as of September 30, 2010 and 2009, and the related consolidated statements of earnings, cash flows and stockholders’ equity for each of the years in the three-year period ended September 30, 2010, and our report dated November 23, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Chicago, Illinois
November 23, 2010

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	As of the end of the period covered by this Annual Report on Form 10-K, the company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer of the company have concluded that Alberto Culver Company’s disclosure controls and procedures are effective.

(b)	“Management’s Report on Internal Control over Financial Reporting” and KPMG LLP’s “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting” for the year ended September 30, 2010 are included within Item 8 of this Annual Report on Form 10-K.

(c)	There were no changes in the company’s internal control over financial reporting that occurred during the company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required for this Item regarding the directors of the company will be set forth in the sections entitled “Election of Directors,” “Meetings and Committees of the Board of Directors” and “Nominations of Directors” in the registrant’s proxy statement for its annual meeting of stockholders in 2011 (if held), and is incorporated herein by reference. Otherwise, the information required by this Item regarding the directors of the company will be set forth in a duly filed Form 10-K/A on or before January 28, 2011. Other information required for this Item will be set forth in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the registrant’s proxy statement for its annual meeting of stockholders in 2011 (if held), and is incorporated herein by reference. Otherwise, the other information required by this Item will be set forth in a duly filed Form 10-K/A on or before January 28, 2011.

Executive Officers

Set forth below is information concerning the company’s executive officers. Executive officers of the company and its subsidiaries are elected annually.

Name	Age	Position
Carol L. Bernick	58	Executive Chairman of the Board of Directors
V. James Marino	60	President, Chief Executive Officer and Director
Gina R. Boswell	47	President, Global Brands
Richard J. Hynes	63	President, International
Kenneth C. Keller, Jr.	49	President, United States
Ralph J. Nicoletti	52	Executive Vice President and Chief Financial Officer
Mary A. Oleksiuk	48	Senior Vice President, Global Human Resources
Gary P. Schmidt	59	Senior Vice President, General Counsel and Secretary

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

Mary A. Oleksiuk has served as the Senior Vice President, Global Human Resources since June 2010. From November 2007 to June 2010, she served as Vice President, Global Human Resources. Prior to that, Ms. Oleksiuk served as Executive Vice President, Human Resources for the Bath & Body Works division of Limited Brands, Inc. from September 2006 to July 2007. From March 2005 to September 2006, she served as Group Vice President of Limited Brands’ Personal Care and Beauty Sector.

Gary P. Schmidt has served as the Senior Vice President, General Counsel and Secretary of Alberto Culver since January 2005. From January 2004 to January 2005, he served as the Senior Vice President, General Counsel and Assistant Secretary of Alberto Culver. Prior to that, Mr. Schmidt served as the Vice President, General Counsel and Assistant Secretary of Alberto Culver since 1997.

Code of Ethics, Code of Business Conduct and Ethics and Governance Guidelines

The company has adopted a code of ethics that applies to the Chief Executive Officer, Chief Financial Officer and Corporate Controller. Copies of this document are available on the company’s website at www.alberto.com. In addition, the company intends to disclose on its website at www.alberto.com any substantive amendment to, or waiver from, a provision of the code of ethics that applies to these individuals or persons performing similar functions.

The company has adopted (a) Governance Guidelines, (b) a Code of Business Conduct and Ethics that applies to directors, officers and employees and (c) charters for the audit, compensation and leadership development, and nominating/governance committees of the board of directors and the regulatory and safety subcommittee of the audit committee. Copies of these documents are available on the company’s website at www.alberto.com.

ITEM 11.	EXECUTIVE COMPENSATION

Information required for this Item will be set forth in the sections entitled “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Director Compensation,” “Potential Payments Upon Termination or Change in Control” and “Compensation Committee Report” in the registrant’s proxy statement for its annual meeting of stockholders in 2011 (if held), and is incorporated herein by reference. Otherwise, the information required by this Item will be set forth in a duly filed Form 10-K/A on or before January 28, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required for this Item will be set forth in the sections entitled “Equity Compensation Plan Information” and “Security Ownership of Management and Certain Beneficial Owners” in the registrant’s proxy statement for its annual meeting of stockholders in 2011 (if held), and is incorporated herein by reference. Otherwise, the information required by this Item will be set forth in a duly filed Form 10-K/A on or before January 28, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required for this Item will be set forth in the section entitled “Director Independence” in the registrant’s proxy statement for its annual meeting of stockholders in 2011 (if held), and is incorporated herein by reference. Otherwise, the information required by this Item will be set forth in a duly filed Form 10-K/A on or before January 28, 2011. There were no relationships or related transactions to disclose.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required for this Item will be set forth in the section entitled “Audit and Related Fees” in the registrant’s proxy statement for its annual meeting of stockholders in 2011 (if held), and is incorporated herein by reference. Otherwise, the information required by this Item will be set forth in a duly filed Form 10-K/A on or before January 28, 2011.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

1.	The consolidated financial statements of Alberto Culver Company are included in Item 8 of this Annual Report on Form 10-K.

2.	Financial statement schedules:

Description	Schedule
Valuation and Qualifying Accounts	II

All other schedules are omitted as the information required is not applicable.

3.	Exhibits:

Exhibit Number	Description
2(a)	Copy of Separation Agreement, dated as of June 19, 2006, among New Sally Holdings, Inc., Sally Holdings, Inc., New Aristotle Holdings, Inc. and Alberto-Culver Company (filed as Exhibit 2.01 and incorporated herein by reference to the company’s (Registrant 1-5050) Form 8-K Current Report filed June 22, 2006).

2(b)	Copy of First Amendment to the Separation Agreement, dated as of October 3, 2006, among Alberto-Culver Company, Sally Holdings, Inc., New Sally Holdings, Inc. and New Aristotle Holdings, Inc. (filed as Exhibit 2.01 and incorporated herein by reference to the company’s (Registrant 1-5050) Form 8-K filed on October 6, 2006).

2(c)	Copy of Second Amendment to the Separation Agreement, dated as of October 26, 2006, among Alberto-Culver Company, Sally Holdings, Inc., New Sally Holdings, Inc. and New Aristotle Holdings, Inc. (filed as Exhibit 2.01 and incorporated herein by reference to New Alberto-Culver’s Form 8-K filed on October 27, 2006).

2(d)	Copy of Investment Agreement, dated as of June 19, 2006, among Alberto-Culver Company, New Aristotle Company, Sally Holdings, Inc., New Sally Holdings, Inc. and CDRS Acquisition LLC (filed as Exhibit 2.02 and incorporated herein by reference to the company’s (Registrant 1-5050) Form 8-K Current Report filed June 22, 2006).

2(e)	Copy of First Amendment to the Investment Agreement, dated as of October 3, 2006, among Alberto-Culver Company, New Aristotle Company, Sally Holdings, Inc., New Sally Holdings, Inc. and CDRS Acquisition LLC (filed as Exhibit 2.02 and incorporated herein by reference to the company’s (Exhibit 1-5050) Form 8-K filed on October 6, 2006).

2(f)	Copy of Second Amendment to the Investment Agreement, dated as of October 26, 2006, among Alberto-Culver Company, New Aristotle Company, Sally Holdings, Inc., New Sally Holdings, Inc. and CDRS Acquisition LLC (filed as Exhibit 2.02 and incorporated herein by reference to New Alberto-Culver’s Form 8-K filed on October 27, 2006).

2(g)	Copy of Tax Allocation Agreement, dated as of June 19, 2006, among New Sally Holdings, Inc., Sally Holdings, Inc., New Aristotle Holdings, Inc. and Alberto-Culver Company (filed as Exhibit 10.01 and incorporated herein by reference to the company’s (Registrant 1-5050) Form 8-K Current Report filed June 22, 2006).

2(h)	Copy of First Amendment to the Tax Allocation Agreement, dated as of October 3, 2006, among Alberto-Culver Company, New Aristotle Holdings, Inc., New Sally Holdings, Inc. and Sally Holdings, Inc. (filed as Exhibit 10.01 and incorporated herein by reference to the company’s (Registrant 1-5050) Form 8-K filed on October 6, 2006).

Exhibit Number	Description
2(i)	Copy of Second Amendment to the Tax Allocation Agreement, dated as of October 26, 2006, among Alberto-Culver Company, New Aristotle Holdings, Inc., New Sally Holdings, Inc. and Sally Holdings, Inc. (filed as Exhibit 10.01 and incorporated herein by reference to New Alberto-Culver’s Form 8-K filed on October 27, 2006).

2(j)	Copy of Employee Matters Agreement, dated as of June 19, 2006, among New Sally Holdings, Inc., Sally Holdings, Inc., Alberto-Culver Company and New Aristotle Holdings, Inc.* (filed as Exhibit 10.02 and incorporated herein by reference to the company’s (Exhibit 1-5050) Form 8-K Current Report filed June 22, 2006).

2(k)	Copy of First Amendment to the Employee Matters Agreement, dated as of October 3, 2006, among Alberto-Culver Company, New Aristotle Holdings, Inc., New Sally Holdings, Inc. and Sally Holdings, Inc. (filed as Exhibit 10.02 and incorporated herein by reference to the company’s (Exhibit 1-5050) Form 8-K filed on October 6, 2006).

2(l)	Copy of Second Amendment to the Employee Matters Agreement, dated as of October 26, 2006, among Alberto-Culver Company, New Aristotle Holdings, Inc., New Sally Holdings, Inc. and Sally Holdings, Inc. (filed as Exhibit 10.02 and incorporated herein by reference to New Alberto-Culver’s Form 8-K filed on October 27, 2006).

2(m)	Copy of Share Sale and Purchase Agreement, dated as of May 18, 2008, between Alberto Culver Aktiebolag and Cederroth Intressenter AB (filed as Exhibit 2 and incorporated herein by reference to the company’s Form 8-K Current Report filed on August 6, 2008).

2(n)	Copy of Side Letter, dated as of July 31, 2008, between Alberto Culver Aktiebolag and Cederroth Intressenter AB (filed as Exhibit 2(n) and incorporated herein by reference to the company’s Form 10-K Annual Report for the year ended September 30, 2008).

2(o)	Copy of Agreement and Plan of Merger, dated as of September 27, 2010 between Unilever N.V., Unilever PLC, Conopco, Inc., Ace Merger, Inc. and Alberto-Culver Company (filed as Exhibit 2.1 and incorporated herein by reference to the company’s Form 8-K Current Report filed on September 27, 2010).

2(p)	Copy of Stockholder Agreement, dated as of September 27, 2010 between Conopco, Inc., Carol L. Bernick, Leonard H. Lavin and the other parties listed under the caption “Stockholders” on the signature pages thereto (filed as Exhibit 99.1 and incorporated herein by reference to the company’s Form 8-K Current Report filed on September 27, 2010).

3(i)	Copy of Amended and Restated Certificate of Incorporation of Alberto-Culver Company (filed as Exhibit 4.1 and incorporated herein by reference to New Alberto-Culver’s Registration Statement on Form S-8 (registration no. 333-138794) filed on November 17, 2006).

3(ii)	Copy of Amended and Restated By-laws of Alberto-Culver Company (filed as Exhibit 4.2 and incorporated herein by reference to New Alberto-Culver’s Registration Statement on Form S-8 (registration no. 333-138794) filed on November 17, 2006).

4	Certain instruments defining the rights of holders of long-term obligations of the registrant and certain of its subsidiaries (the total amount of securities authorized under each of which does not exceed ten percent of the registrant’s consolidated assets) are omitted pursuant to part 4 (iii) (A) of Item 601 (b) of Regulation S-K. The registrant agrees to furnish copies of any such instruments to the Securities and Exchange Commission upon request.

4(a)	Copy of Second Amended and Restated Credit Agreement, dated as of November 13, 2006, among Alberto-Culver Company, New Aristotle Holdings, Inc., Alberto-Culver USA, Inc., Bank of America, N.A., as administrative agent, and the other financial institutions party thereto (filed as Exhibit 4 and incorporated herein by reference to New Alberto-Culver’s Form 8-K filed on November 15, 2006).

Exhibit Number	Description
4(b)	Copy of Indenture dated May 21, 2010 between Alberto-Culver Company and U.S. Bank National Association, as Trustee (filed as Exhibit 4(a) and incorporated herein by reference to the company’s Form 10-Q Quarterly Report for the quarter ended June 30, 2010).

4(c)	Form of 5.15% Notes due June 1, 2020 (filed as Exhibit 99.1 and incorporated herein by reference to the company’s Form 8-K Current Report filed May 21, 2010).

10(a)	Copy of Alberto-Culver Company Employee Stock Option Plan of 1988, as amended* (filed as Exhibit 10(c) and incorporated herein by reference to the company’s Form 10-K Annual Report for the year ended September 30, 2006).

10(b)	Copy of Alberto-Culver Company Employee Stock Option Plan of 2003, as amended* (filed as Exhibit 10(d) and incorporated herein by reference to the company’s Form 10-K Annual Report for the year ended September 30, 2006).

10(c)	Copy of Alberto-Culver Company 1994 Stock Option Plan for Non-Employee Directors, as amended* (filed as Exhibit 10(g) and incorporated herein by reference to the company’s Form 10-K Annual Report for the year ended September 30, 2006).

10(d)	Copy of Alberto-Culver Company 2003 Stock Option Plan for Non-Employee Directors, as amended on October 26, 2006* (filed as Exhibit 10(h) and incorporated herein by reference to the company’s Form 10-K Annual Report for the year ended September 30, 2006).

10(e)	Copy of Alberto-Culver Company Executive Deferred Compensation Plan, as amended and restated through January 1, 2005* (filed as Exhibit 10(i) and incorporated herein by reference to the company’s Form 10-K Annual Report for the year ended September 30, 2006).

10(f)	Copy of Alberto-Culver Company Deferred Compensation Plan for Non-Employee Directors, as amended* (filed as Exhibit 10(j) and incorporated herein by reference to the company’s Form 10-K Annual Report for the year ended September 30, 2006).

10(g)	Copy of Alberto-Culver Company Management Incentive Plan, as amended on November 30, 2009* (filed as Exhibit 10(a) and incorporated herein by reference to the company’s Form 10-Q Quarterly Report for the quarter ended December 31, 2009).

10(h)	Copy of Alberto-Culver Company 2006 Shareholder Value Incentive Plan, as amended on January 24, 2008* (filed as Exhibit 10(b) and incorporated herein by reference to the company’s Form 10-Q Quarterly Report for the quarter ended March 31, 2008).

10(i)	Copy of Alberto-Culver Company Employee Stock Option Plan of 2006, as amended on September 17, 2008* (filed as Exhibit 10(i) and incorporated herein by reference to the company’s Form 10-K Annual Report for the year ended September 30, 2008).

10(j)	Copy of Alberto-Culver Company 2006 Restricted Stock Plan, as amended on January 28, 2010* (filed as Exhibit 10(a) and incorporated herein by reference to the company’s Form 10-Q Quarterly Report for the quarter ended March 31, 2010).

10(k)	Copy of 2006 Stock Option Plan for Non-Employee Directors, as amended on October 24, 2007* (filed as Exhibit 10(k) and incorporated herein by reference to the company’s Form 10-K Annual Report for the year ended September 30, 2007).

10(l)	Copy of Alberto-Culver Company Executive Deferred Compensation Plan, as amended on July 22, 2009* (filed as Exhibit 10(l) and incorporated herein by reference to the company’s Form 10-K Annual Report for the year ended September 30, 2009).

10(m)	Copy of Alberto-Culver Company Deferred Compensation Plan for Non-Employee Directors, as amended on October 23, 2008* (filed as Exhibit 10(m) and incorporated herein by reference to the company’s Form 10-K Annual Report for the year ended September 30, 2008).

Exhibit Number	Description
10(n)	Copy of Split Dollar Life Insurance Agreement, dated September 30, 1993, between Alberto-Culver Company and the trustee of the Lavin Survivorship Insurance Trust* (filed as Exhibit 10(e) and incorporated herein by reference to the company’s (Registrant 1-5050) Form 10-K Annual Report for the year ended September 30, 1993).

10(o)	Form of Key Executive Deferred Compensation Agreement between Alberto-Culver Company and certain of its officers, and schedule setting forth the registrant’s executive officers (as defined in Item 402 of Regulation S-K) who are parties to such an agreement and the material terms of each such named executive officer’s agreement* (filed as Exhibit 10(k) and incorporated herein by reference to the company’s (Registrant 1-5050) Form 10-K Annual Report for the year ended September 30, 2003).

10(p)	Form of Amendment of Key Executive Deferred Compensation Agreement between Alberto-Culver Company and certain of its officers* (filed as Exhibit 10 and incorporated herein by reference to the company’s (Registrant 1-5050) Form 8-K Current Report filed January 18, 2005).

10(q)	Copy of Employment Agreement between Leonard H. Lavin and Alberto-Culver Company, dated as of October 1, 2009* (filed as Exhibit 10(q) and incorporated herein by reference to the company’s Form 10-K Annual Report for the year ended September 30, 2009).

10(r)	Copy of Time Sharing Agreement, dated as of August 21, 2007, between Eighteen, LLC and Alberto-Culver USA, Inc. (filed as Exhibit 10(s) and incorporated herein by reference to the company’s Form 10-K Annual Report for the year ended September 30, 2007).

10(s)	Copy of Severance Agreement, dated as of November 30, 2007, between Alberto-Culver Company and Carol L. Bernick* (filed as Exhibit 10(t) and incorporated herein by reference to the company’s Form 10-K Annual Report for the year ended September 30, 2008).

10(t)	Copy of Severance Agreement, dated as of November 30, 2007, between Alberto-Culver Company and Richard J. Hynes* (filed as Exhibit 10(u) and incorporated herein by reference to the company’s Form 10-K Annual Report for the year ended September 30, 2008).

10(u)	Copy of Severance Agreement, dated as of November 30, 2007, between Alberto-Culver Company and V. James Marino* (filed as Exhibit 10(v) and incorporated herein by reference to the company’s Form 10-K Annual Report for the year ended September 30, 2008).

10(v)	Copy of Severance Agreement, dated as of November 30, 2007, between Alberto-Culver Company and Gary P. Schmidt* (filed as Exhibit 10(w) and incorporated herein by reference to the company’s Form 10-K Annual Report for the year ended September 30, 2008).

10(w)	Copy of Offer Letter, dated as of November 14, 2006, between Alberto-Culver Company and Ralph J. Nicoletti* (filed as Exhibit 10(b) and incorporated herein by reference to the company’s Form 10-Q Quarterly Report for the quarter ended March 31, 2007).

10(x)	Copy of Severance Agreement, dated as of November 30, 2007, between Alberto-Culver Company and Ralph J. Nicoletti*.

10(y)	Copy of Offer Letter, dated as of December 19, 2007, between Alberto-Culver Company and Gina R. Boswell* (filed as Exhibit 10(y) and incorporated herein by reference to the company’s Form 10-K Annual Report for the year ended September 30, 2009).

10(z)	Copy of Severance Agreement, dated as of January 31, 2008, between Alberto-Culver Company and Gina R. Boswell* (filed as Exhibit 10(z) and incorporated herein by reference to the company’s Form 10-K Annual Report for the year ended September 30, 2009).

Exhibit Number	Description
10(aa)	Copy of Offer Letter, dated as of August 22, 2008, between Alberto-Culver Company and Kenneth C. Keller, Jr.*.

10(bb)	Copy of Severance Agreement, dated as of September 22, 2008, between Alberto-Culver Company and Kenneth C. Keller, Jr.*.

10(cc)	Copy of Membership Interest Purchase Agreement, dated January 10, 2007, among the Leonard H. Lavin Trust u/a/d 12/18/87, Eighteen, LLC and Alberto-Culver USA, Inc. (filed as Exhibit 10(ee) and incorporated herein by reference to the company’s Form 10-K Annual Report for the year ended September 30, 2007).

10(dd)	Copy of Termination and Repurchase Agreement, dated January 30, 2007, among NJI Sales, Inc., Netjets International, Inc., Netjets Services, Inc. and Alberto-Culver USA, Inc. (filed as Exhibit 10(ff) and incorporated herein by reference to the company’s Form 10-K Annual Report for the year ended September 30, 2007).

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31(a)	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

31(b)	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Alberto-Culver Company’s Annual Report on Form 10-K for the period ended September 30, 2010, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Earnings for the years ended September 30, 2010, 2009 and 2008, (ii) the Consolidated Balance Sheets as of September 30, 2010 and 2009, (iii) the Consolidated Statements of Cash Flows for the years ended September 30, 2010, 2009 and 2008, (iv) the Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2010, 2009 and 2008, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.**

*	This exhibit is a management contract or compensatory plan or arrangement of the registrant.
**	The XBRL related information in this exhibit is considered “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of November, 2010.

ALBERTO CULVER COMPANY

By	/s/ V. James Marino
V. James Marino
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carol L. Bernick Carol L. Bernick	Executive Chairman of the Board and Director	November 23, 2010

/s/ V. James Marino V. James Marino	President, Chief Executive Officer and Director Principal Executive Officer)	November 23, 2010

/s/ Leonard H. Lavin Leonard H. Lavin	Chairman Emeritus and Director	November 23, 2010

/s/ Ralph J. Nicoletti Ralph J. Nicoletti	Executive Vice President and Chief Financial Officer (Principal Financial & Accounting Officer)	November 23, 2010

/s/ James G. Brocksmith, Jr. James G. Brocksmith, Jr.	Director	November 23, 2010

/s/ Thomas A. Dattilo Thomas A. Dattilo	Director	November 23, 2010

/s/ Jim Edgar Jim Edgar	Director	November 23, 2010

/s/ George L. Fotiades George L. Fotiades	Director	November 23, 2010

/s/ King Harris King Harris	Director	November 23, 2010

/s/ Robert H. Rock Robert H. Rock	Director	November 23, 2010

/s/ Sam J. Susser Sam J. Susser	Director	November 18, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Alberto-Culver Company:

Under date of November 23, 2010, we reported on the consolidated balance sheets of Alberto Culver Company and subsidiaries (the Company) as of September 30, 2010 and 2009, and the related consolidated statements of earnings, cash flows and stockholders’ equity for each of the years in the three-year period ended September 30, 2010. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in Item 15(a)2 of the annual report on Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 11 to the consolidated financial statements, the Company changed its method of accounting for business combinations effective October 1, 2009.

/s/ KPMG LLP
Chicago, Illinois
November 23, 2010

Schedule II

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Valuation and Qualifying Accounts

(In thousands)

	Year Ended September 30,
	2010	2009	2008
Allowance for doubtful accounts:
Balance at beginning of period	$2,000	2,770	3,150
Additions (deductions):
Bad debt expense	341	293	605
Uncollectible accounts written off, net of recoveries	(649)	(1,003)	(855)
Other, including the effect of foreign exchange rates	18	(60)	(130)

Balance at end of period	$1,710	2,000	2,770

Inventory allowances:
Balance at beginning of period	$8,936	8,520	14,340
Additions (deductions):
Charged to expense	7,082	7,508	4,926
Write-offs	(8,091)	(6,361)	(10,239)
Other, including the effect of foreign exchange rates	42	(731)	(507)

Balance at end of period	$7,969	8,936	8,520

The schedule above reflects only continuing operations.