Form 10-Q
period 2010-12-31
Alberto-Culver CO
filed 2011-02-04
CIK 1368457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:

December 31, 2010

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

At December 31, 2010, the company had 102,744,748 shares of common stock outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

Three Months Ended December 31, 2010 and 2009

(in thousands, except per share data)

	(Unaudited)
	2010	2009

Net sales	$405,340	362,964

Cost of products sold	189,755	169,222

Gross profit	215,585	193,742

Advertising, marketing, selling and administrative expenses	137,731	128,018

Transaction expenses (notes 11 and 13)	5,331	6,115

Restructuring and other (note 3)	201	4,209

Operating earnings	72,322	55,400

Interest expense (income), net of interest income of $482 in 2010 and interest expense of $104 in 2009	1,792	(258)

Earnings from continuing operations before provision for income taxes	70,530	55,658

Provision for income taxes	22,787	19,023

Earnings from continuing operations	47,743	36,635

Loss from discontinued operations, net of income taxes	(113)	(42)

Net earnings	$47,630	36,593

Basic earnings per share:
Continuing operations	$.48	.37
Discontinued operations	—	—

Total	$.48	.37

Diluted earnings per share:
Continuing operations	$.47	.37
Discontinued operations	—	—

Total	$.47	.37

Weighted average shares outstanding:
Basic	99,915	97,809

Diluted	101,906	99,549

Cash dividends paid per share	$.085	.075

See Notes to Consolidated Financial Statements.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2010 and September 30, 2010

(in thousands, except share data)

	(Unaudited)
ASSETS	December 31, 2010	September 30, 2010
Current assets:
Cash and cash equivalents	$401,624	301,978
Receivables, less allowance for doubtful accounts ($1,992 at December 31, 2010 and $1,710 at September 30, 2010)	274,317	283,183
Inventories:
Raw materials	43,843	48,139
Work-in-process	5,366	5,252
Finished goods	126,565	117,915

Total inventories	175,774	171,306
Other current assets	20,005	15,488
Income taxes	38,486	32,149

Total current assets	910,206	804,104

Property, plant and equipment at cost, less accumulated depreciation ($228,436 at December 31, 2010 and $222,368 at September 30, 2010)	242,965	247,049
Goodwill	521,669	521,204
Trade names	166,946	167,511
Long-term investments	52,729	53,706
Other assets	84,101	84,701

Total assets	$1,978,616	1,878,275

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$173	181
Accounts payable	111,877	126,916
Accrued expenses	121,932	148,688
Income taxes	8,127	7,639

Total current liabilities	242,109	283,424

Long-term debt	150,202	150,241
Income taxes	74,885	69,269
Other liabilities	46,104	48,101

Total liabilities	513,300	551,035

Stock options subject to redemption	1,055	2,628

Stockholders’ equity:
Preferred stock, par value $.01 per share, authorized 50,000,000 shares, none issued	—	—
Common stock, par value $.01 per share, authorized 300,000,000 shares, issued 102,744,748 shares at December 31, 2010 and 98,809,923 shares at September 30, 2010	1,027	988
Additional paid-in capital	591,611	491,019
Retained earnings	942,089	902,902
Accumulated other comprehensive loss	(70,466)	(70,297)

Total stockholders’ equity	1,464,261	1,324,612

Total liabilities and stockholders’ equity	$1,978,616	1,878,275

See Notes to Consolidated Financial Statements.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Three Months Ended December 31, 2010 and 2009

(in thousands)

	(Unaudited)
	2010	2009

Cash Flows from Operating Activities:

Net earnings	$47,630	36,593
Loss from discontinued operations	(113)	(42)

Earnings from continuing operations	47,743	36,635
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation	6,763	6,462
Amortization of other assets	634	483
Restructuring and other – non-cash charges	144	622
Stock-based compensation expense	2,543	2,855
Deferred income taxes	5,764	4,557
Cash effects of changes in (excluding acquisitions):
Receivables, net	11,337	18,811
Inventories	(3,696)	(12,907)
Other current assets	(4,486)	(4,407)
Accounts payable and accrued expenses	(47,040)	(31,595)
Income taxes	(5,770)	10,201
Other assets	(180)	(259)
Other liabilities	(655)	518

Net cash provided by operating activities	13,101	31,976

Cash Flows from Investing Activities:

Proceeds from settlement of investment	600	—
Capital expenditures	(3,827)	(8,653)
Payments for purchased businesses, net of cash acquired (note 11)	—	(384,130)
Proceeds from the sale of BDM Grange	—	478
Proceeds from disposals of assets	21	42

Net cash used by investing activities	(3,206)	(392,263)

Cash Flows from Financing Activities:

Repayments of long-term debt	(45)	(43)
Change in book cash overdraft	1,946	776
Proceeds from exercises of stock options	80,619	7,755
Excess tax benefit from stock option exercises	16,781	1,091
Cash dividends paid	(8,443)	(7,358)
Stock purchased (note 6)	(1,493)	(15,573)

Net cash provided (used) by financing activities	89,365	(13,352)

Effect of foreign exchange rate changes on cash and cash equivalents	386	(3,296)

Net increase (decrease) in cash and cash equivalents	99,646	(376,935)

Cash and cash equivalents at beginning of period	301,978	469,775

Cash and cash equivalents at end of period	$401,624	92,840

See Notes to Consolidated Financial Statements.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Alberto Culver Company (the company or New Alberto Culver) develops, manufactures, distributes and markets beauty care brands as well as food and household brands in the United States and more than 100 other countries. The company is organized into two reportable business segments - United States and International.

The consolidated financial statements of the company contained in this report have not been audited by the company’s independent registered public accounting firm; however, the balance sheet information presented at September 30, 2010 has been derived from the company’s audited 2010 financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments, which include only normal recurring adjustments except as otherwise described in this Quarterly Report on Form 10-Q, necessary to present fairly the data contained therein. The results of operations for the periods presented are not necessarily indicative of results for a full year. Unless otherwise noted, all disclosures in the notes accompanying the consolidated financial statements reflect only continuing operations.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in the financial statements. Actual results may differ from those estimates. Management believes these estimates and assumptions are reasonable.

As more fully described in note 13, on September 27, 2010 the company entered into a definitive agreement with Unilever N.V., Unilever PLC and other related companies (collectively referred to as Unilever), pursuant to which Unilever will acquire all of the outstanding shares of Alberto Culver Company common stock in exchange for $37.50 per share in cash, without interest (the Unilever Transaction). The transaction agreement was amended on November 29, 2010. The Unilever Transaction has been approved by the company’s stockholders, but it is still subject to governmental and regulatory approvals and other closing conditions. As a result, it is difficult to predict with certainty whether or when the transaction will close. Unless otherwise noted, all consolidated financial statements included herein and disclosures in the accompanying notes are presented assuming the company remains a stand-alone going concern.

The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

(2)	DISCONTINUED OPERATIONS

Prior to November 16, 2006, the company owned and operated Sally Holdings, Inc. (Sally Holdings), a beauty supply distribution business. On that date, the company split Sally Holdings from the consumer products business by separating into two publicly-traded companies: New Alberto Culver and Sally Beauty Holdings, Inc. (New Sally). This separation of the company is referred to herein as the “Separation.” In connection with the Separation, the company’s shareholders received, for each share of common stock then owned, (i) one share of common stock of New Alberto Culver, (ii) one share of common stock of New Sally and (iii) a $25.00 per share special cash dividend. In accordance with the provisions of the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) Subtopic 205-20, “Discontinued Operations,” the results of operations related to Sally Holdings are reported as discontinued operations for all periods presented.

The results of discontinued operations for the three months ended December 31, 2010 and 2009 were as follows (in thousands):

	Three Months Ended December 31
	2010	2009

Loss before income taxes*	$(180)	(67)

Benefit for income taxes	(67)	(25)

Loss from discontinued operations, net of income taxes	$(113)	(42)

*	Primarily reflects adjustments to self-insurance reserves for pre-Separation Sally claims retained by the company.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

(3)	RESTRUCTURING AND OTHER

Restructuring and other expenses during the three months ended December 31, 2010 and 2009 consist of the following (in thousands):

	Three Months Ended December 31
	2010	2009

Severance and other exit costs	$57	3,587
Impairment and other property, plant and equipment charges	160	670
Other	(16)	(48)

	$201	4,209

Severance and Other Exit Costs

In June 2009, the company committed to a plan primarily related to the downsizing of its manufacturing facility and the consolidation of its warehouse and office facilities in Chatsworth, California. As part of this plan, the company’s workforce has been reduced by approximately 100 employees, with an additional reduction of approximately 60 employees still expected. Through December 31, 2010, the company has recorded cumulative charges related to this plan of $1.9 million for severance and $872,000 for other exit costs.

In November 2009, the company committed to an additional plan primarily related to ceasing all manufacturing activities at its facility in Chatsworth, California. As part of this new plan, the company’s workforce will be further reduced by approximately 110 employees. Through December 31, 2010, the company has recorded cumulative charges related to this plan of $3.1 million for severance, $73,000 for contract termination costs and $255,000 for other exit costs.

The following table reflects the activity related to the company’s two Chatsworth, California restructuring plans during the three months ended December 31, 2010 (in thousands):

	Liability at September 30, 2010	New Charges & Adjustments	Cash Payments & Other	Liability at December 31, 2010

Severance	$2,864	1	(124)	2,741
Contract termination costs	—	43	(43)	—
Other	250	13	(13)	250

	$3,114	57	(180)	2,991

In response to the manufacturing and supply chain disruptions the company experienced in the United States in fiscal year 2010, management has delayed the closing of the Chatsworth, California facility. This delay did not result in any significant adjustments to restructuring charges or existing reserves. While the company has begun to explore several alternatives to further optimize its North America manufacturing capacity, at this time management remains committed to its plan to cease all manufacturing in Chatsworth, California and intends to execute this plan on a revised timetable after the remaining manufacturing and supply chain issues are fully resolved and these alternatives have been fully explored. Management’s current estimate is that cash payments related to these plans will be substantially completed by September 30, 2011.

In addition to the two Chatsworth, California plans, the company has entered into other restructuring plans in previous years, primarily related to a reorganization following the Separation and the closing of other manufacturing facilities around the world. The total liability related to these other restructuring plans was $409,000 and $424,000 at December 31, 2010 and September 30, 2010, respectively.

Impairment and Other Property, Plant and Equipment Charges

During the first quarter of fiscal years 2011 and 2010, the company recorded fixed asset charges of $160,000 and $670,000, respectively, primarily related to the write-down of certain manufacturing equipment and leasehold improvements in connection with the company’s two Chatsworth, California restructuring plans.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the company’s financial assets and liabilities measured at fair value on a recurring basis at December 31, 2010 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$318,945	—	—	318,945
Auction rate securities	—	—	52,729	52,729
Derivative instruments	—	1,307	—	1,307
Other	$503	—	—	503

	$319,448	1,307	52,729	373,484

Liabilities:
Derivative instruments	$—	830	—	830

	$—	830	—	830

The following table summarizes the company’s financial assets and liabilities measured at fair value on a recurring basis at September 30, 2010 (in thousands):

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

Auction Rate Securities – Prior to the second quarter of fiscal year 2008, the company regularly made short-term investments of its excess cash in auction rate securities (ARS). The company often added to or liquidated its investments in ARS as the cash needs of the business fluctuated. ARS investments are typically bonds with long-term maturities that have interest rates which reset at intervals of up to 35 days through an auction process. These investments are considered available for sale in accordance with FASB ASC Topic 320, “Debt and Equity Securities.” All of the company’s remaining investments in ARS at December 31, 2010 represent interests in pools of student loans and have AAA/Aaa credit ratings. In addition, all of these securities carry an indirect guarantee by the U.S. federal government of at least 97% of the par value through the Federal Family Education Loan Program. Based on these factors and the credit worthiness of the underlying assets, the company does not believe that it has significant principal risk with regard to these investments.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Historically, the periodic auctions for these ARS investments have provided a liquid market for these securities. As a result, the company carried its investments at par value, which approximated fair value, and classified them as short-term in the consolidated balance sheets. Since the second quarter of fiscal year 2008, each of the company’s remaining ARS investments has experienced multiple failed auctions, meaning that there have been insufficient bidders to match the supply of securities submitted for sale. During the first quarter of fiscal year 2011, the company continued to submit its remaining ARS investments for auction but was unsuccessful in redeeming any investments as all auctions continued to fail during the period. In addition, the company did not recognize any realized gains or losses from the sale of ARS investments in its statement of earnings. The company continues to earn interest on its investments at the maximum contractual rate and continues to collect the interest in accordance with the stated terms of the securities. At December 31, 2010, the company’s outstanding ARS investments carried a weighted average tax exempt interest rate of 0.6%.

During the first quarter of fiscal year 2011, a $600,000 portion of one of the company’s ARS investments was settled by the issuer at its full par value.

At December 31, 2010, the company has ARS investments with a total par value of $56.4 million. The company has recorded these investments on its consolidated balance sheet at an estimated aggregate fair value of $52.7 million and recorded an unrealized loss of $3.7 million in accumulated other comprehensive income (loss), reflecting the decline in the estimated fair value. The unrealized loss has been recorded in accumulated other comprehensive income (loss) as the company has concluded at December 31, 2010 that no other-than-temporary impairment losses have occurred because its investments continue to be of high credit quality and the company does not have the intent to sell these investments at this time, nor is it more likely than not that the company will be required to sell these investments until the anticipated recovery in market value occurs, which management expects within the next three years. The company will continue to analyze its ARS in future periods for impairment and may be required to record a charge in its statement of earnings in future periods if the decline in fair value is determined to be other-than-temporary or management decides to liquidate its ARS investments at less than par value. The fair value of these securities has been estimated by management using unobservable input data from external sources. Because there is not currently an active market for these securities, management utilized a discounted cash flow valuation model to estimate the fair value of each individual security, with the key assumptions in the model being the expected holding period for the ARS, the expected coupon rate over the holding period and the required rate of return by market participants (discount rate), adjusted to reflect the current illiquidity in the market. For each of the company’s existing securities, the model calculates an expected periodic coupon rate using regression analysis and a market required rate of return that includes a risk-free interest rate and a credit spread. At December 31, 2010, the estimated required rate of return was adjusted by a spread of 150 basis points to reflect the illiquidity in the market. The model then discounts the expected coupon rate at the adjusted discount rate to arrive at the fair value price. At December 31, 2010, the assumed holding period for the ARS was three years and the weighted average expected coupon rate and adjusted discount rate used in the valuation model were 5.1% and 3.7%, respectively.

All of the company’s outstanding ARS investments have been classified as long-term on the December 31, 2010 balance sheet as the company cannot be certain that they will settle within the next twelve months. The company’s outstanding ARS investments have scheduled maturities ranging from 2029 to 2042. It is management’s intent to hold these investments until the company is able to recover the full par value, either through issuer calls, refinancings or other refunding initiatives, the recovery of the auction market or the emergence of a new secondary market. Management’s assumption used in the current fair value estimates is that this will occur within the next three years.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

The following table provides a reconciliation for the first quarter of fiscal year 2011 between the beginning and ending balances of the company’s ARS investments, which are measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Auction Rate Securities
Balance at September 30, 2010	$53,706
Settlement of a portion of one security at par	(600)
Unrealized loss included in other comprehensive income (loss)	(377)

Balance at December 31, 2010	$52,729

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

Certain of the company’s foreign subsidiaries have entered into foreign currency forward contracts in an attempt to minimize the impact of short-term currency fluctuations on forecasted sales and inventory purchases denominated in currencies other than their functional currencies. These contracts are designated as cash flow hedging instruments in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” As a result, unrealized gains and losses on these contracts are recorded to accumulated other comprehensive income (loss) until the underlying hedged items are recognized through operations. The ineffective portion of a contract’s change in fair value is immediately recognized through operations. At December 31, 2010, the notional amount of these outstanding forward contracts in U.S. dollars was $30.9 million and the contracts settle or mature within the next nine months. The following table provides information on these foreign currency forward contracts at December 31, 2010 and September 30, 2010 and for the three months ended December 31, 2010 and 2009 (in thousands):

	December 31, 2010	September 30, 2010

Fair value of assets (1)	$1,307	1,272
Fair value of liabilities (2)	638	773
Amount of pre-tax gain recorded in accumulated other comprehensive income (loss)	628	518

	Three Months Ended December 31
	2010	2009

Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income (loss) to earnings (3)	$46	(388)

(1)	Amounts included in other current assets on the consolidated balance sheets.
(2)	Amounts included in accrued expenses on the consolidated balance sheets.
(3)	Amounts primarily included in net sales on the consolidated statements of earnings.

The company also recognized immaterial gains and losses in earnings due to ineffectiveness of these foreign currency forward contracts during the first quarter of fiscal years 2011 and 2010. These amounts are included in advertising, marketing, selling and administrative expenses on the consolidated statements of earnings.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

In addition, certain of the company’s foreign subsidiaries have entered into a series of foreign currency forward contracts to hedge their net balance sheet exposures for amounts designated in currencies other than their functional currencies. These contracts are not designated as hedging instruments and therefore do not qualify for hedge accounting treatment under FASB ASC Topic 815. As a result, gains and losses on these contracts are recorded directly to the consolidated statement of earnings and serve to offset the related exchange gains or losses on the underlying exposures. At December 31, 2010, the notional amount of these outstanding foreign currency forward contracts in U.S. dollars was $8.0 million and the contracts settle or mature within the next two months. The following table provides information on these foreign currency forward contracts at December 31, 2010 and September 30, 2010 and for the three months ended December 31, 2010 and 2009 (in thousands):

	December 31, 2010	September 30, 2010

Fair value of liabilities (1)	$192	$505

	Three Months Ended December 31
	2010	2009

Amount of pre-tax loss recorded in earnings (2)	$(85)	(193)

(1)	Amounts included in accrued expenses on the consolidated balance sheets.
(2)	Amounts included in advertising, marketing, selling and administrative expenses on the consolidated statements of earnings.

In connection with the company’s debt issuance in May 2010 (see note 5), the company entered into a series of forward starting interest rate swaps beginning April 14, 2010 in order to minimize interest rate exposure during a period of high volatility in the market. The interest rate swaps were designated as cash flow hedging instruments in accordance with FASB ASC Topic 815. Upon settlement, a $5.9 million aggregate loss on the interest rate swaps was recorded to accumulated other comprehensive income (loss) with the exception of an immaterial amount which, due to ineffectiveness, was recognized immediately in interest expense during the third quarter of fiscal year 2010. The remainder of the loss from the interest rate swaps is being amortized to interest expense over the life of the debt. The following table provides information on the forward starting interest rate swaps at December 31, 2010 and September 30, 2010 and for the three months ended December 31, 2010 (in thousands):

	December 31, 2010	September 30, 2010

Amount of pre-tax loss recorded in accumulated other comprehensive income (loss)	$(5,496)	(5,643)

Three Months Ended December 31, 2010
Amount of pre-tax loss reclassified from accumulated other comprehensive income (loss) to earnings (1)	$(147)

(1)	Amount included in interest expense on the consolidated statement of earnings.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis, which means that the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value measurements or adjustments in certain circumstances, for example, when the company makes an acquisition or in connection with goodwill and trade name impairment testing. There were no significant nonrecurring fair value measurements in the first quarter of fiscal year 2011.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Fair Value of Other Financial Instruments

The company’s debt instruments are recorded at cost on the consolidated balance sheets. The fair value of long-term debt, including the current portion, was approximately $156.1 million at December 31, 2010 compared to the carrying value, including accrued interest, of $151.0 million. Fair value estimates are calculated using the present value of the projected debt cash flows based on the current market interest rates of comparable debt instruments.

(5)	LONG-TERM DEBT

Long-term debt at December 31, 2010 and September 30, 2010 consists of the following (in thousands):

	December 31, 2010	September 30, 2010

5.15% notes due June 2020	$150,000	150,000
Other	375	422

	150,375	150,422

Less: Amounts classified as current	173	181

	$150,202	150,241

On May 21, 2010, the company issued $150.0 million of 5.15% notes due June 1, 2020. Interest on the notes is paid semi-annually on June 1 and December 1 of each year, beginning December 1, 2010. The company has the option to redeem the notes at any time, in whole or in part, at a price equal to 100% of the principal amount plus accrued interest and, if applicable, a make-whole premium. The company is currently precluded from redeeming the notes pursuant to the terms of the Unilever Transaction agreement. In connection with the debt offering, the company incurred issuance costs of $1.4 million which were capitalized to other assets on the consolidated balance sheet. In addition, the company entered into a series of forward starting interest rate swaps in anticipation of the offering. The interest rate swaps resulted in an aggregate loss of $5.9 million that was settled by the company on May 20, 2010. Because the swaps qualified for hedge accounting treatment, substantially all of the loss was recorded to accumulated other comprehensive income (loss) and is being amortized to interest expense over the life of the debt, along with capitalized issuance costs. The overall effective interest rate of the notes, including the amortization of the loss on the interest rate swaps and capitalized issuance costs, is approximately 5.6%.

(6)	STOCKHOLDERS’ EQUITY

During the first quarter of fiscal year 2011, the company did not purchase any of its own shares of common stock in the open market. During the first quarter of fiscal year 2010, the company purchased 539,181 shares in the open market for an aggregate purchase price of $14.7 million. The share buyback program was approved by the board of directors in November 2006 for 5 million shares of common stock and in July 2008 for an additional 5 million shares. At December 31, 2010, the company has authorization remaining to purchase a total of 5,240,698 shares, although the company is currently precluded from making share repurchases in the open market pursuant to the terms of the Unilever Transaction agreement.

The company’s $300 million revolving credit facility, as amended, includes a covenant that limits the company’s ability to purchase its common stock or pay dividends if the cumulative stock repurchases plus cash dividends exceeds $250 million plus 50% of “consolidated net income” (as defined in the credit agreement) commencing January 1, 2007.

During the first quarter of fiscal years 2011 and 2010, the company acquired $1.5 million and $855,000, respectively, of common stock surrendered by employees in connection with the payment of withholding taxes as provided under the terms of certain incentive plans. In addition, during the first quarter of fiscal year 2010, the company acquired $66,000 of common stock surrendered by employees to pay the exercise price of stock options. No common stock was surrendered by employees to pay the exercise price of stock options during the first quarter of fiscal year 2011. All shares acquired under these plans are not subject to the company’s stock repurchase program.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

(7)	WEIGHTED AVERAGE SHARES OUTSTANDING

The following table provides information on basic and diluted weighted average shares outstanding (in thousands):

	Three Months Ended December 31
	2010	2009

Basic weighted average shares outstanding	99,915	97,809
Effect of dilutive securities:
Assumed exercise of stock options	1,757	1,593
Assumed vesting of restricted stock	234	147

Diluted weighted average shares outstanding	101,906	99,549

The computation of diluted weighted average shares outstanding for the first quarter of fiscal year 2010 excludes stock options for 2.1 million shares since the options were anti-dilutive. No stock options were anti-dilutive for the first quarter of fiscal year 2011.

(8)	STOCK-BASED COMPENSATION

The company recognizes compensation expense for stock options on a straight-line basis over the vesting period or to the date a participant becomes eligible for retirement, if earlier. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. During the first quarter of fiscal year 2011, there were no significant changes to the assumptions used in calculating the fair value of stock options. The company also amortizes the total fair market value of restricted shares on the date of grant to expense on a straight-line basis over the vesting period or to the date a participant becomes eligible for retirement, if earlier.

In the first quarter of fiscal year 2011, the company recorded stock-based compensation expense, which includes stock option expense and amortization expense related to restricted shares, that reduced earnings from continuing operations before provision for income taxes by $2.5 million, provision for income taxes by $890,000, earnings from continuing operations by $1.6 million and diluted earnings per share from continuing operations by 2 cents. In the first quarter of fiscal year 2010, the company recorded stock-based compensation expense that reduced earnings from continuing operations before provision for income taxes by $2.9 million, provision for income taxes by $1.0 million, earnings from continuing operations by $1.9 million and diluted earnings per share from continuing operations by 2 cents. Stock-based compensation expense is included in advertising, marketing, selling and administrative expenses on the consolidated statements of earnings.

During the first quarter of fiscal year 2011, approximately 4 million stock options were exercised, from which the company received cash proceeds of $80.6 million. The company did not grant any stock options or restricted shares during the first quarter of fiscal year 2011 because the company is currently prohibited from doing so pursuant to the terms of the Unilever Transaction agreement.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

(9)	COMPREHENSIVE INCOME

Comprehensive income for the three months ended December 31, 2010 and 2009 consists of the following (in thousands):

	Three Months Ended December 31
	2010	2009

Net earnings	$47,630	36,593
Other comprehensive income adjustments:
Foreign currency translation during the period	39	(31)
Unrealized gain (loss) on ARS investments	(377)	128
Amortization of loss on interest rate swaps (1)	96	—
Unrealized gain on other cash flow hedges (2)	73	917

Comprehensive income	$47,461	37,607

(1)	Net of income taxes of $51,000 for the three months ended December 31, 2010.
(2)	Net of income taxes of $37,000 and $355,000 for the three months ended December 31, 2010 and 2009, respectively.

(10)	BUSINESS SEGMENT INFORMATION

Segment information for the three months ended December 31, 2010 and 2009 is as follows (in thousands):

	Three Months Ended December 31
	2010	2009

Net sales:
United States	$224,866	218,847
International	180,474	144,117

	$405,340	362,964

Earnings from continuing operations before provision for income taxes:

United States	$47,061	46,011
International	33,336	22,568

Segment operating profit	80,397	68,579
Stock-based compensation expense (note 8)	(2,543)	(2,855)
Transaction expenses (notes 11 and 13)	(5,331)	(6,115)
Restructuring and other (note 3)	(201)	(4,209)
Interest income (expense), net	(1,792)	258

	$70,530	55,658

(11)	ACQUISITION

On December 18, 2009, the company acquired all of the issued and outstanding shares of Simple Health and Beauty Group Limited (Simple), a leading skin care company based in the United Kingdom. The total purchase price was $385.0 million (net of cash acquired), and the transaction was funded from the company’s existing cash. The company also incurred $6.0 million of transaction expenses in connection with the acquisition which were recorded to the consolidated statement of earnings in the first half of fiscal year 2010 ($6.1 million in the first quarter). Goodwill of $297.5 million, a trade name of $80.3 million and other intangible assets of $17.5 million were recorded as a result of the purchase price allocation and are not expected to be deductible for tax purposes. The acquisition was accounted for using the purchase method and, accordingly, the results of operations of Simple have been included in the consolidated financial statements from the date of acquisition.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

(12)	GOODWILL AND TRADE NAMES

The changes in the carrying amounts of goodwill by reportable segment for the three months ended December 31, 2010 are as follows (in thousands):

	United States	International	Total
Balance at September 30, 2010	$202,946	318,258	521,204
Additions	2,460	—	2,460
Foreign currency translation	—	(1,995)	(1,995)

Balance at December 31, 2010	$205,406	316,263	521,669

Goodwill in the United States increased $2.5 million during the first quarter of fiscal year 2011 for additional consideration related to the acquisition of Nexxus Products Company (Nexxus). In accordance with the Nexxus purchase agreement dated May 18, 2005, additional consideration of up to $55 million may be paid over the ten years following the closing of the acquisition based on a percentage of sales of Nexxus branded products. Such additional consideration is being accrued in the period the company becomes obligated to pay the amounts and is increasing the amount of goodwill resulting from the acquisition. Through December 31, 2010, the company has paid $32.7 million of additional consideration based on sales of Nexxus products through June 30, 2010. As of December 31, 2010, the company owed $3.4 million of additional consideration for the period from July 1, 2010 to December 31, 2010 which is expected to be paid in the fourth quarter of fiscal year 2011.

Indefinite-lived trade names by reportable segment at December 31, 2010 and September 30, 2010 are as follows (in thousands):

	December 31, 2010	September 30, 2010
United States	$72,185	$72,185
International	94,761	95,326

	$166,946	$167,511

(13)	UNILEVER TRANSACTION

On September 27, 2010, the company entered into a definitive agreement with Unilever, pursuant to which Unilever will acquire all of the outstanding shares of Alberto Culver Company common stock in exchange for $37.50 per share in cash, without interest. The transaction agreement was amended on November 29, 2010. The Unilever Transaction was approved by the company’s stockholders on December 17, 2010, but is still subject to governmental and regulatory approvals and other closing conditions.

The company and Unilever may terminate the transaction agreement at any time upon mutual written consent of the parties or certain other circumstances. The company would be required to pay a termination fee of $100 million to Unilever under certain circumstances. Unilever would be required to pay a termination fee of $125 million to the company under certain circumstances relating to a failure to obtain regulatory approvals.

The company has incurred $12.6 million of transaction expenses in connection with the Unilever Transaction, with $5.3 million of this amount recorded as expenses in the consolidated statement of earnings in the first quarter of fiscal year 2011. The company expects to incur additional transaction expenses prior to the closing of the transaction, primarily related to the ongoing governmental and regulatory approval process and the finalization of the settlement of the transaction-related lawsuits described below. Finally, the closing of the transaction will trigger additional transaction expenses of at least $9.0 million for which the company will be liable.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

The Unilever Transaction will constitute a change in control under the terms of certain of the company’s employee and non-employee director benefit, stock option and restricted stock plans. As a result, in accordance with the terms of such plans all outstanding stock options and restricted shares of the company will become fully vested and the timing of payment of certain obligations will accelerate upon the closing of the transaction. In addition, the closing of the Unilever Transaction could affect certain other estimates and assumptions underlying the company’s consolidated financial statements and the accompanying notes.

In connection with the Unilever Transaction, several lawsuits have been filed in which the company, the company’s directors and certain Unilever entities have been named as defendants. These lawsuits allege that the company’s directors breached their fiduciary duties in connection with the negotiation, consideration and approval of the Unilever Transaction agreement by, among other things, agreeing to sell the company for inadequate consideration and on otherwise inappropriate terms. One complaint also alleges that the preliminary proxy statement contains material misrepresentations or omissions in violation of the Securities Exchange Act of 1934. In addition, the complaints allege that Unilever aided and abetted the alleged breaches of fiduciary duty by the company’s directors. The lawsuits seek, among other things, injunctive relief, including the enjoining of the Unilever Transaction, damages and recovery of the costs of the action, including reasonable attorneys’ fees. On November 29, 2010, the parties entered into a Stipulation and Agreement of Compromise and Settlement (Settlement Agreement) resolving all claims asserted in the lawsuits (other than statutory appraisal rights). As part of the Settlement Agreement, the company agreed to pay attorneys’ fees plus actual out-of-pocket expenses in an amount not to exceed $6.5 million. The final amount of attorneys’ fees awarded is expected to be determined by the Delaware Court of Chancery (the Court) at a hearing on February 21, 2011. Plaintiffs’ attorneys filed a brief with the Court, dated January 24, 2011, requesting $4.5 million in fees and $101,000 in out-of-pocket expenses. If the Court awards the total amount requested of $4.6 million, the company would be required to record additional transaction expenses of $3.4 million over the amount currently accrued for this matter. The company plans to seek reimbursement from its insurance carrier of all expenses incurred in connection with the transaction-related lawsuits, and will recognize any recoveries when and if they are received. Should the settlement not proceed on the basis of the Settlement Agreement, the company intends to defend itself vigorously against the claims asserted in the lawsuits.

Effective February 2, 2011, the company adopted the Alberto-Culver Company Employee Incentive and Retention Plan (the Retention Plan) which covers all employees who are eligible to receive bonus awards for fiscal year 2011 under any of the following plans – Alberto-Culver Company Management Incentive Plan, Alberto-Culver Company Management Bonus Plan, Alberto-Culver Company Sales Incentive Plan and Simple Short Term Incentive Plan (collectively referred to as the Incentive Plans). The amount of the award payable to each participant under the Retention Plan is equal to the total bonus that such participant will be paid under the Incentive Plans, as determined pursuant to the existing terms and conditions of such plans. In order to be eligible to receive a retention payment, the participant must be continuously employed by the company from February 2, 2011 through the earlier of the closing of the Unilever Transaction or the date that the awards under the Retention Plan are paid, but in no event shall such date be later than December 15, 2011. Assuming target level award achievements under the Incentive Plans, the cost of the Retention Plan is estimated to be approximately $1 million per month for each month of fiscal year 2011 that transpires prior to the closing of the Unilever Transaction. The total estimated cost will be recorded to transaction related expenses on a pro rata basis starting February 2, 2011 through an estimated date for the closing of the Unilever Transaction. Management will continue to monitor all available information and will adjust the estimated cost of the Retention Plan and/or the date of the expected closing as new information becomes available. Any such adjustments will be accounted for prospectively.

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

OVERVIEW

SIMPLE ACQUISITION

On December 18, 2009, the company acquired all of the issued and outstanding shares of Simple Health and Beauty Group Limited (Simple), a leading skin care company based in the United Kingdom. The total purchase price was $385.0 million (net of cash acquired), and the transaction was funded from the company’s existing cash. The company also incurred $6.0 million of transaction expenses in connection with the acquisition which were recorded to the consolidated statement of earnings in the first half of fiscal year 2010 ($6.1 million in the first quarter). The results of operations of Simple have been included in the consolidated financial statements from the date of acquisition.

LEGAL SETTLEMENT OF A DISPUTE WITH A SUPPLIER

In April 2010, the company resolved an ongoing dispute with a supplier. As a result, the company recorded a one-time, pre-tax gain of $8.7 million in fiscal year 2010, which included the forgiveness of $5.8 million of obligations owed to the supplier and the receipt of $2.9 million in cash from the supplier. From the third quarter of fiscal year 2009 through the resolution of the dispute, the company incurred pre-tax charges totaling $4.0 million related to this matter, all of which were expensed in the periods incurred ($240,000 in the first quarter of fiscal year 2010). The one-time gain and all charges related to this matter are included in advertising, marketing, selling and administrative expenses in the consolidated statements of earnings.

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

ALBERTO CULVER COMPANY AND SUBSIDIARIES

UNILEVER TRANSACTION

On September 27, 2010, the company entered into a definitive agreement with Unilever N.V., Unilever PLC and other related companies (collectively referred to as Unilever), pursuant to which Unilever will acquire all of the outstanding shares of Alberto Culver Company common stock in exchange for $37.50 per share in cash, without interest (the Unilever Transaction). The transaction agreement was amended on November 29, 2010. The Unilever Transaction has been approved by the company’s stockholders, but it is still subject to governmental and regulatory approvals and other closing conditions. As a result, it is difficult to predict with certainty whether or when the transaction will close. In connection with the Unilever Transaction, the company has incurred transaction expenses (primarily investment banking, legal and other professional service fees) of $12.6 million, with $5.3 million of this amount recorded as expenses in the consolidated statement of earnings in the first quarter of fiscal year 2011. The company expects to incur additional transaction expenses prior to the closing of the transaction, primarily related to the ongoing governmental and regulatory approval process and the finalization of the settlement of the transaction-related lawsuits described below. Finally, the closing of the transaction will trigger additional transaction expenses of at least $9.0 million for which the company will be liable.

In connection with the Unilever Transaction, several lawsuits have been filed in which the company, the company’s directors and certain Unilever entities have been named as defendants. These lawsuits allege that the company’s directors breached their fiduciary duties in connection with the negotiation, consideration and approval of the Unilever Transaction agreement by, among other things, agreeing to sell the company for inadequate consideration and on otherwise inappropriate terms. One complaint also alleges that the preliminary proxy statement contains material misrepresentations or omissions in violation of the Securities Exchange Act of 1934. In addition, the complaints allege that Unilever aided and abetted the alleged breaches of fiduciary duty by the company’s directors. The lawsuits seek, among other things, injunctive relief, including the enjoining of the Unilever Transaction, damages and recovery of the costs of the action, including reasonable attorneys’ fees. On November 29, 2010, the parties entered into a Stipulation and Agreement of Compromise and Settlement (Settlement Agreement) resolving all claims asserted in the lawsuits (other than statutory appraisal rights). As part of the Settlement Agreement, the company agreed to pay attorneys’ fees plus actual out-of-pocket expenses in an amount not to exceed $6.5 million. The final amount of attorneys’ fees awarded is expected to be determined by the Delaware Court of Chancery (the Court) at a hearing on February 21, 2011. Plaintiffs’ attorneys filed a brief with the Court, dated January 24, 2011, requesting $4.5 million in fees and $101,000 in out-of-pocket expenses. If the Court awards the total amount requested of $4.6 million, the company would be required to record additional transaction expenses of $3.4 million over the amount currently accrued for this matter. The company plans to seek reimbursement from its insurance carrier of all expenses incurred in connection with the transaction-related lawsuits, and will recognize any recoveries when and if they are received. Should the settlement not proceed on the basis of the Settlement Agreement, the company intends to defend itself vigorously against the claims asserted in the lawsuits.

Effective February 2, 2011, the company adopted the Alberto-Culver Company Employee Incentive and Retention Plan (the Retention Plan) which covers all employees who are eligible to receive bonus awards for fiscal year 2011 under any of the following plans – Alberto-Culver Company Management Incentive Plan, Alberto-Culver Company Management Bonus Plan, Alberto-Culver Company Sales Incentive Plan and Simple Short Term Incentive Plan (collectively referred to as the Incentive Plans). The amount of the award payable to each participant under the Retention Plan is equal to the total bonus that such participant will be paid under the Incentive Plans, as determined pursuant to the existing terms and conditions of such plans. In order to be eligible to receive a retention payment, the participant must be continuously employed by the company from February 2, 2011 through the earlier of the closing of the Unilever Transaction or the date that the awards under the Retention Plan are paid, but in no event shall such date be later than December 15, 2011. Assuming target level award achievements under the Incentive Plans, the cost of the Retention Plan is estimated to be approximately $1 million per month for each month of fiscal year 2011 that transpires prior to the closing of the Unilever Transaction. The total estimated cost will be recorded to transaction related expenses on a pro rata basis starting February 2, 2011 through an estimated date for the closing of the Unilever Transaction. Management will continue to monitor all available information and will adjust the estimated cost of the Retention Plan and/or the date of the expected closing as new information becomes available. Any such adjustments will be accounted for prospectively.

Unless otherwise noted, all information in Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is presented assuming the company remains a stand-alone going concern.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

RESTRUCTURING AND OTHER

Restructuring and other expenses during the three months ended December 31, 2010 and 2009 consist of the following (in thousands):

	Three Months Ended December 31
	2010	2009
Severance and other exit costs	$57	3,587
Impairment and other property, plant and equipment charges	160	670
Other	(16)	(48)

	$201	4,209

Severance and Other Exit Costs

In June 2009, the company committed to a plan primarily related to the downsizing of its manufacturing facility and the consolidation of its warehouse and office facilities in Chatsworth, California. As part of this plan, the company’s workforce has been reduced by approximately 100 employees, with an additional reduction of approximately 60 employees still expected. Through December 31, 2010, the company has recorded cumulative charges related to this plan of $1.9 million for severance and $872,000 for other exit costs.

In November 2009, the company committed to an additional plan primarily related to ceasing all manufacturing activities at its facility in Chatsworth, California. As part of this new plan, the company’s workforce will be further reduced by approximately 110 employees. Through December 31, 2010, the company has recorded cumulative charges related to this plan of $3.1 million for severance, $73,000 for contract termination costs and $255,000 for other exit costs.

The following table reflects the activity related to the company’s two Chatsworth, California restructuring plans during the three months ended December 31, 2010 (in thousands):

	Liability at September 30, 2010	New Charges & Adjustments	Cash Payments & Other	Liability at December 31, 2010

Severance	$2,864	1	(124)	2,741
Contract termination costs	—	43	(43)	—
Other	250	13	(13)	250

	$3,114	57	(180)	2,991

In response to the manufacturing and supply chain disruptions the company experienced in the United States in fiscal year 2010, management has delayed the closing of the Chatsworth, California facility. This delay did not result in any significant adjustments to restructuring charges or existing reserves. While the company has begun to explore several alternatives to further optimize its North America manufacturing capacity, at this time management remains committed to its plan to cease all manufacturing in Chatsworth, California and intends to execute this plan on a revised timetable after the remaining manufacturing and supply chain issues are fully resolved and these alternatives have been fully explored. Management’s current estimate is that cash payments related to these plans will be substantially completed by September 30, 2011.

In addition to the two Chatsworth, California plans, the company has entered into other restructuring plans in previous years, primarily related to a reorganization following the Separation and the closing of other manufacturing facilities around the world. The total liability related to these other restructuring plans was $409,000 and $424,000 at December 31, 2010 and September 30, 2010, respectively.

Impairment and Other Property, Plant and Equipment Charges

During the first quarter of fiscal years 2011 and 2010, the company recorded fixed asset charges of $160,000 and $670,000, respectively, primarily related to the write-down of certain manufacturing equipment and leasehold improvements in connection with the company’s two Chatsworth, California restructuring plans.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Expected Savings

As a result of the company’s restructuring plans announced in June 2009 and November 2009 primarily related to the Chatsworth, California facilities, the company expects to recognize cost savings of approximately $12 million on an annualized basis once the plans are completed. The cost savings will affect advertising, marketing, selling and administrative expenses and gross profit on the consolidated statement of earnings.

NON-GAAP FINANCIAL MEASURES

The company’s financial results in the first quarter of fiscal years 2011 and 2010 were affected by restructuring and certain other discrete items. The company has implemented several restructuring and reorganization plans since the Separation, which are summarized in the “Overview – Restructuring and Other” section of MD&A above. All costs incurred related to these plans are classified as “restructuring and other” on the consolidated statements of earnings for all periods presented. In addition, the company incurred transaction expenses related to the Unilever Transaction in the first quarter of fiscal year 2011, as well as transaction expenses related to the Simple acquisition and costs related to a dispute with a supplier in the first quarter of fiscal year 2010. All of these costs and expenses relate to restructuring plans implemented by the company and/or specific transactions and issues rather than the normal ongoing operations of the company’s businesses. Finally, the company’s provision for income taxes in the first quarter of fiscal years 2011 and 2010 includes certain discrete tax items that relate to specific events and transactions that occurred in the respective periods rather than the normal ongoing tax effects of the company’s results of operations.

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

ALBERTO CULVER COMPANY AND SUBSIDIARIES

RESULTS OF OPERATIONS

Comparison of the Quarters Ended December 31, 2010 and 2009

The company recorded first quarter net sales of $405.3 million in fiscal year 2011, an increase of $42.4 million or 11.7% compared to the same period of the prior year. Organic sales, which exclude the effect of foreign currency fluctuations (a positive impact of 0.6%) and the incremental net sales of Simple from October 1, 2010 to December 18, 2010 (a positive impact of 6.7%), grew 4.4% during the first quarter of fiscal year 2011.

Earnings from continuing operations were $47.7 million for the three months ended December 31, 2010 versus $36.6 million for the same period of the prior year. Diluted earnings per share from continuing operations were 47 cents in the first quarter of fiscal year 2011 compared to 37 cents in the same period of fiscal year 2010. In the first quarter of fiscal year 2011, transaction expenses related to the Unilever Transaction reduced earnings from continuing operations by $5.3 million and diluted earnings per share from continuing operations by 5 cents. In the first quarter of fiscal year 2010, transaction expenses related to the Simple acquisition reduced earnings from continuing operations by $6.1 million and diluted earnings per share from continuing operations by 6 cents, while restructuring and other expenses reduced earnings from continuing operations by $2.7 million and diluted earnings per share from continuing operations by 3 cents.

Excluding restructuring and discrete items, earnings from continuing operations were $53.2 million for the three months ended December 31, 2010 or 16.5% higher than the first quarter of fiscal year 2010, when earnings from continuing operations excluding restructuring and discrete items were $45.7 million. Diluted earnings per share from continuing operations excluding restructuring and discrete items increased 13.0% to 52 cents from 46 cents in the comparative period in the prior year.

Net sales for the United States segment increased 2.8% to $224.9 million in the first quarter of fiscal year 2011 compared to the same quarter last year. The sales increase was principally due to higher sales of Nexxus and multicultural brands, partially offset by lower sales of Alberto VO5 and lower custom label manufacturing sales.

Net sales for the International segment increased 25.2% to $180.5 million in the first quarter of fiscal year 2011 compared to $144.1 million in the comparable period last year. Simple’s incremental sales from October 1, 2010 to December 18, 2010 added $24.2 million (16.8%) to sales for the first quarter of fiscal year 2011. The remaining sales increase was primarily attributable to higher sales of TRESemmé (2.8%), multicultural brands (1.6%) and Alberto VO5 (1.1%), as well as the effect of foreign currency fluctuations (1.5%).

Gross profit increased $21.8 million or 11.3% to $215.6 million for the first quarter of fiscal year 2011 compared to the first quarter of the prior year. Gross profit, as a percentage of net sales, was 53.2% for the first quarter of fiscal year 2011 compared to 53.4% for the same period in the prior year. Gross profit in the United States in the first quarter of fiscal year 2011 increased $2.4 million or 2.1% from the prior year period. As a percentage of net sales, United States’ gross profit was 52.2% during the first quarter of fiscal year 2011 compared to 52.5% in the comparable quarter last year. Gross profit for the International segment increased $19.5 million or 24.7% in the first quarter of fiscal year 2011 versus last year’s first quarter. As a percentage of net sales, International’s gross profit was 54.5% in the first quarter of fiscal year 2011 compared to 54.7% in the prior year period. The slight decreases in gross profit margin in the United States and the International segment were primarily due to higher input costs.

Compared to the prior year, advertising, marketing, selling and administrative expenses in fiscal year 2011 increased $9.7 million or 7.6% for the first quarter. This overall increase consists of higher advertising and marketing expenses (3.8%) and selling and administrative expenses (3.8%).

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Advertising and marketing expenditures increased 9.6% to $55.0 million (13.6% of net sales) in the first quarter of 2011 compared to $50.1 million (13.8% of net sales) in the prior year, primarily due to Simple’s incremental expenditures from October 1, 2010 to December 18, 2010 and higher investments behind Alberto VO5 and TRESemmé. Advertising and marketing expenditures in the United States increased 4.4% in the first quarter of fiscal year 2011 compared to the same period in the prior year, principally due to higher expenditures related to TRESemmé (3.5%). Advertising and marketing expenditures for the International segment increased 16.5% in the first three months of fiscal year 2011 compared to the same period of the prior year, primarily due to Simple’s incremental expenditures (13.1%) and higher expenditures for Alberto VO5 (8.5%), partially offset by lower expenditures for St. Ives (4.2%).

Selling and administrative expenses increased 6.3% to $82.8 million in the first quarter of fiscal year 2011 from $77.9 million in the first quarter of fiscal year 2010. Selling and administrative expenses, as a percentage of net sales, decreased to 20.4% in the first quarter of fiscal year 2011 from 21.5% in the comparable period of the prior year. While a portion of this improvement was due to sales growth coupled with continued cost containment, the first quarter of fiscal year 2010 also included costs related to the SAP implementation in the United States and ramp up of production at the company’s Jonesboro, Arkansas manufacturing facility. Selling and administrative expenses in the United States increased 0.2% for the first quarter of fiscal year 2011 compared to the prior year period. International’s selling and administrative expenses increased 14.8% in the first quarter of fiscal year 2011 compared to the same quarter last year primarily due to the incremental costs incurred by Simple from October 1, 2010 to December 18, 2010, as well as higher selling and freight costs. Stock-based compensation expense, which is included in selling and administrative expenses but is not allocated to the company’s reportable segments, was $2.5 million in the first quarter of fiscal year 2011 compared to $2.9 million in the same period of fiscal year 2010.

The company recorded net interest expense of $1.8 million in the first quarter of fiscal year 2011 and net interest income of $258,000 in the prior year period. Interest expense was $2.3 million and $104,000 in the first quarter of fiscal years 2011 and 2010, respectively. The increase in interest expense is due to the company’s $150.0 million debt issuance in May 2010. Interest income was $482,000 and $362,000 in the first quarter of fiscal years 2011 and 2010, respectively.

The provision for income taxes as a percentage of earnings from continuing operations before income taxes was 32.3% and 34.2% in the first quarter of fiscal years 2011 and 2010, respectively. The effective tax rate in 2011 is lower than 2010 partly due to the impact of the transaction expenses recorded in the first quarter of fiscal years 2011 and 2010 related to the Unilever Transaction and the Simple acquisition, respectively, which are not expected to give rise to income tax benefits. These transaction expenses resulted in 2.3 and 3.4 percentage point increases in the effective tax rates in the first quarter of fiscal years 2011 and 2010, respectively. In addition, the 2011 effective tax rate benefits from the company’s mix of foreign earnings and a lower statutory tax rate in the United Kingdom.

FINANCIAL CONDITION

December 31, 2010 versus September 30, 2010

Working capital at December 31, 2010 was $668.1 million, an increase of $147.4 million from working capital of $520.7 million at September 30, 2010. The December 31, 2010 ratio of current assets to current liabilities of 3.76 to 1.00 increased from 2.84 to 1.00 at September 30, 2010.

Cash, cash equivalents and long-term investments increased $98.7 million to $454.4 million compared to last fiscal year end, primarily due to cash received from exercises of employee stock options ($80.6 million), the excess tax benefit from employee stock option exercises ($16.8 million) and cash flows provided by operating activities ($13.1 million). These increases were partially offset by cash outlays for cash dividends ($8.4 million) and capital expenditures ($3.8 million).

Receivables, less allowance for doubtful accounts, decreased 3.1% to $274.3 million from $283.2 million at September 30, 2010 primarily due to lower sales in the first quarter of fiscal year 2011 as compared to the fourth quarter of fiscal year 2010.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Other current assets increased $4.5 million to $20.0 million during the first quarter of fiscal year 2011 primarily due to increases in prepaid insurance and prepaid advertising and marketing.

Current income tax assets, which include both income taxes receivable and deferred income taxes, of $38.5 million increased $6.3 million from September 30, 2010, primarily due to a higher income tax receivable balance in the United States. This increase was driven by the recognition of current tax benefits from employee stock option exercises during the period. Additionally, the income tax balances were affected by the timing of the company’s taxable earnings and tax payments in fiscal year 2011 versus 2010.

Accounts payable of $111.9 million decreased $15.0 million from last fiscal year end, primarily due to lower payables relating to advertising expenditures and inventory purchases, as well as the timing of vendor payments.

Accrued expenses decreased $26.8 million to $121.9 million, principally due to payments during the period under various incentive plans and lower accruals for trade spending/promotions, Unilever Transaction expenses and interest related to the debt issued in May 2010. These decreases were partially offset by additional consideration related to the Nexxus acquisition.

Current and long-term income tax liabilities, which include both income taxes payable and deferred income taxes, of $83.0 million increased $6.1 million from September 30, 2010, primarily due to the recognition of current tax benefits from employee stock option exercises which, in turn, affected the deferred tax accounts included herein.

LIQUIDITY AND CAPITAL RESOURCES

Cash Provided by Operating Activities – Net cash provided by operating activities was $13.1 million and $32.0 million for the first quarter of fiscal years 2011 and 2010, respectively. Cash flows from operating activities decreased in 2011 due to an increase in the amount of cash used for overall working capital in the first quarter of fiscal year 2011 compared to the same period in fiscal year 2010. The most significant changes include higher income tax assets, primarily resulting from employee stock option exercises during the first quarter of fiscal year 2011, and lower accounts payable and accrued expenses balances compared to the same period last year. This increase in the amount of cash used for overall working capital was partially offset by higher cash-based earnings in the first quarter of fiscal year 2011 compared to last year.

Cash Used by Investing Activities – Net cash used by investing activities was $3.2 million and $392.3 million for the first quarter of fiscal years 2011 and 2010, respectively. Net cash used by investing activities in the first quarter of fiscal year 2011 included $3.8 million of capital expenditures. Net cash used by investing activities in the first quarter of fiscal year 2010 included $384.1 million of payments related to the Simple acquisition and $8.7 million in capital expenditures.

Cash Provided (Used) by Financing Activities – Net cash provided by financing activities was $89.4 million for the first quarter of fiscal year 2011 compared to net cash used by financing activities of $13.4 million for the comparable period in the prior year. Proceeds from the exercise of employee stock options were $80.6 million in the first quarter of fiscal year 2011 compared to $7.8 million in the prior year period. The excess tax benefit from stock option exercises was $16.8 million and $1.1 million in the first quarter of fiscal years 2011 and 2010, respectively. The company paid cash dividends of $8.4 million and $7.4 million in the first quarter of fiscal years 2011 and 2010, respectively. The company purchased shares of its common stock in the open market for an aggregate purchase price of $14.7 million during the first quarter of fiscal year 2010. Net cash provided (used) by financing activities was also affected by changes in the book cash overdraft balance in each period.

Cash dividends paid on common stock were $.085 and $.075 per share in the first quarter of fiscal years 2011 and 2010, respectively. Pursuant to the terms of the Unilever Transaction agreement, the company is not precluded from paying future dividends at the current level in the ordinary course.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

At December 31, 2010, the company has ARS investments with a total par value of $56.4 million. The company has recorded these investments on its consolidated balance sheet at an estimated fair value of $52.7 million and recorded an unrealized loss of $3.7 million in accumulated other comprehensive income (loss), reflecting the decline in the estimated fair value. All of these investments represent interests in pools of student loans and have AAA/Aaa credit ratings. In addition, all of these securities carry an indirect guarantee by the U.S. federal government of at least 97% of the par value through the Federal Family Education Loan Program. However, since the second quarter of fiscal year 2008, each of the company’s remaining ARS investments has experienced multiple failed auctions. During the first quarter of fiscal year 2011, the company continued to submit its remaining ARS investments for auction but was unsuccessful in redeeming any investments as all auctions continued to fail during the period. In addition, the company did not recognize any realized gains or losses from the sale of ARS investments in its statement of earnings. During the first quarter of fiscal year 2011, a $600,000 portion of one of the company’s ARS investments was settled by the issuer at its full par value. The company’s outstanding ARS investments have been classified as long-term on the December 31, 2010 balance sheet as the company cannot be certain that they will settle within the next twelve months. All of the company’s outstanding ARS investments have scheduled maturities ranging from 2029 to 2042. It is currently management’s intent to hold these investments until the company is able to recover the full par value, either through issuer calls, refinancings or other refunding initiatives, the recovery of the auction market or the emergence of a new secondary market. Management’s assumption used in the current fair value estimates is that this will occur within the next three years.

The company anticipates that its cash and cash equivalents balance of $401.6 million as of December 31, 2010, along with cash flows from operations and available credit, will be sufficient to fund operating requirements in future years. During the remainder of fiscal year 2011, the company expects that cash will continue to be used for capital expenditures, new product development, market expansion, dividend payments and payments related to restructuring plans.

During the first quarter of fiscal year 2011, the company did not purchase any of its own shares of common stock in the open market. During the first quarter of fiscal year 2010, the company purchased 539,181 shares in the open market for an aggregate purchase price of $14.7 million. The share buyback program was approved by the board of directors in November 2006 for 5 million shares of common stock and in July 2008 for an additional 5 million shares. At December 31, 2010, the company has authorization remaining to purchase a total of 5,240,698 shares, although the company is currently precluded from making share repurchases in the open market pursuant to the terms of the Unilever Transaction agreement.

In the past, the company has obtained long-term financing as needed to fund acquisitions and other growth opportunities. Funds have been obtained prior to their actual need in order to take advantage of opportunities in the debt markets. On May 21, 2010 the company issued $150.0 million of 5.15% notes due June 1, 2020. Interest on the notes is paid semi-annually on June 1 and December 1 of each year, beginning December 1, 2010. The company has the option to redeem the notes at any time, in whole or in part, at a price equal to 100% of the principal amount plus accrued interest and, if applicable, a make-whole premium. The company is currently precluded from redeeming the notes pursuant to the terms of the Unilever Transaction agreement.

The company has a $300 million revolving credit facility which expires November 13, 2011. There were no borrowings outstanding on the revolving credit facility at December 31, 2010 or September 30, 2010. The facility may be drawn in U.S. dollars or certain foreign currencies. The current facility includes a covenant that limits the company’s ability to purchase its common stock or pay dividends if the cumulative stock repurchases plus cash dividends exceeds $250 million plus 50% of “consolidated net income” (as defined in the revolving credit agreement) commencing January 1, 2007.

At December 31, 2010, the company was in compliance with the covenants and other requirements of its 5.15% notes and the revolving credit agreement. Additionally, the revolving credit agreement does not include credit rating triggers or subjective clauses that would accelerate maturity dates. The 5.15% notes have a change in control provision whereby holders can put the notes to the company at a price of 101% of the principal amount plus accrued interest if the credit rating of the notes is downgraded below investment grade as a result of a change in control. The company’s current credit rating is investment grade.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

CRITICAL ACCOUNTING POLICIES

The company’s significant accounting policies are described in note 2 of the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2010. A discussion of critical accounting policies is included in MD&A in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010. There were no significant changes in the company’s critical accounting policies during the first quarter of fiscal year 2011.

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

Reconciliations of non-GAAP financial measures to their most directly comparable financial measures under GAAP for the three months ended December 31, 2010 and 2009 are as follows (in thousands, except per share data):

	Three Months Ended December 31
	2010	2009
Pre-tax earnings from continuing operations, as reported	$70,530	55,658
Restructuring and other	201	4,209
Transaction expenses	5,331	6,115
Dispute with a supplier	—	240

Pre-tax earnings from continuing operations excluding restructuring and discrete items	$76,062	66,222

Earnings from continuing operations, as reported	$47,743	36,635
Restructuring and other, net of income taxes	124	2,711
Transaction expenses	5,331	6,115
Dispute with a supplier, net of income taxes	—	165
Discrete tax items	15	43

Earnings from continuing operations excluding restructuring and discrete items	$53,213	45,669

Diluted earnings per share from continuing operations, as reported	$.47	.37
Restructuring and other, net of income taxes	—	.03
Transaction expenses	.05	.06
Dispute with a supplier, net of income taxes	—	—
Discrete tax items	—	—

Diluted earnings per share from continuing operations excluding restructuring and discrete items	$.52	.46

	Three Months Ended December 31
	2010	2009
Net sales growth, as reported	11.7%	2.9%

Effect of foreign currency fluctuations	(0.6)	(3.1)

Effect of acquisition	(6.7)	(0.7)

Effect of divestiture	—	0.9

Organic sales growth	4.4%	0.0%

ALBERTO CULVER COMPANY AND SUBSIDIARIES

FORWARD - LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and any documents incorporated by reference herein include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on management’s current expectations and assessments of risks and uncertainties and reflect various assumptions concerning anticipated results, which may or may not prove to be correct. Some of the factors relating to the Unilever Transaction that could cause actual results to differ materially from estimates or projections contained in such forward-looking statements include: the occurrence of any event, effect or change that could give rise to a termination of the Unilever Transaction agreement, including, but not limited to, the failure to satisfy certain conditions to complete the transaction, including the receipt of certain regulatory approvals; the outcome of legal proceedings that have been instituted or may be instituted in the future against the company and/or Unilever in connection with the Unilever Transaction agreement; risks that the proposed transaction, prior to closing or if terminated, disrupts current plans and operations and creates potential difficulties in employee retention; and the amount of the costs, fees, expenses and charges related to the Unilever Transaction. Other factors not involving the Unilever Transaction that could cause actual results to differ materially from estimates or projections contained in such forward-looking statements include: the pattern of brand sales; competition within the relevant product markets; loss of one or more key employees; loss of one or more key customers; inability of efficiency initiatives to improve the company’s margins; loss of one or more key suppliers or contract packers; inability of the company to protect its intellectual property; increases in costs of raw materials; manufacturing and supply chain disruptions; adverse changes in currency exchange rates; special demands by key customers; risks inherent in acquisitions, divestitures and strategic alliances, including, without limitation, undisclosed liabilities and obligations for which the company may have limited or no recourse; risks inherent in expanding in existing geographic locations and entering new geographic locations; the risk that the expected cost savings related to reorganizations and restructurings may not be realized; the effects of a prolonged United States or global economic downturn or recession; health epidemics; unavailability of raw materials or finished products; the disruption of normal business activities due to the company’s implementation of a new worldwide ERP system; increases in inflation rates; events that negatively affect the intended tax free nature of the distribution of shares of Alberto Culver Company in connection with the Separation; changes in costs; unanticipated costs and effects of legal or administrative proceedings; adverse weather conditions; and variations in political, economic or other factors such as interest rates, availability of credit, tax changes, legal and regulatory changes or other external factors over which the company has no control. Alberto Culver Company has no obligation to update any forward-looking statement in this Quarterly Report on Form 10-Q or any incorporated document.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures related to the company’s exposures to market risks are included in MD&A in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010. There have been no material changes in the company’s market risk during the first quarter of fiscal year 2011.

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

ALBERTO CULVER COMPANY AND SUBSIDIARIES

PART II

ITEM 1. LEGAL PROCEEDINGS

In connection with the Unilever Transaction, in October and November 2010, several purported class action complaints were filed against Alberto Culver Company and its directors (collectively referred to as the Alberto Culver defendants) and Unilever N.V. and other related companies (collectively referred to as the Unilever defendants), under the following captions:

•

In the Court of Chancery of the State of Delaware: Laborers Local 235 Benefit Funds v. Leonard H. Lavin, et al., Case No. 5873; City of Riviera Beach General Employees Retirement System v. Leonard H. Lavin, et al., Case No. 5876; Oklahoma Firefighters Pension and Retirement System v. Leonard H. Lavin, et al., Case No. 5879; KBC Asset Management NV v. Leonard H. Lavin, et al., Case No. 5898; and Southeastern Pennsylvania Transportation Authority v. Carol Lavin Bernick, et al., Case No. 5905 (the Delaware Court of Chancery consolidated these five actions by order of the court into a consolidated action captioned In re Alberto-Culver Company Shareholder Litigation, C.A. No. 5873-VCS (the Consolidated Delaware Action));

•

In the Circuit Court of Cook County, Illinois, County Department, Chancery Division: Dolores Joyce v. Leonard H. Lavin, et al., Case No. 10CH44626; and Inter-Local Pension Fund of the Graphic Communications Conference of the International Brotherhood of Teamsters v. Leonard H. Lavin et al., Case No. 10CH5419 (the Circuit Court of Cook County, Illinois consolidated these two actions (the Illinois Actions));

•

In the District Court of the Northern District of Illinois: David Jaroslawicz v. Leonard H. Lavin, et al., Case No. 1:10-CV-6815; and Dolores Joyce v. Leonard H. Lavin, et al. (the Federal Court Actions).

All nine lawsuits allege, among other things, that the company’s directors breached their fiduciary duties in connection with the negotiation, consideration and approval of the Unilever Transaction agreement by, among other things, agreeing to sell the company for inadequate consideration and on otherwise inappropriate terms. The complaints allege that the Unilever defendants aided and abetted, and the complaints filed in the Illinois Actions also allege that the company aided and abetted, the alleged breaches of fiduciary duty by the Alberto Culver directors. The complaint in the Joyce Federal Court Action also alleges that the preliminary proxy statement contains material misrepresentations or omissions in violation of Sections 14(a) and 20(a) of the Exchange Act. Based on these allegations, the lawsuits seek, among other things, injunctive relief, including the enjoining of the Unilever Transaction, and damages. They also purport to seek recovery of the costs of the actions, including reasonable attorneys’ fees.

On October 29, 2010, the defendants filed a motion to dismiss the Illinois Actions. Before the court ruled on the defendants’ motion, it granted plaintiffs’ leave to voluntarily dismiss the Illinois Actions on November 3, 2010.

On November 29, 2010, the Alberto Culver defendants, the Unilever defendants and the plaintiffs in the Consolidated Delaware Action and the Federal Court Actions entered into a Stipulation and Agreement of Compromise and Settlement (the Settlement Agreement) resolving all claims by Alberto Culver shareholders (other than statutory appraisal rights) arising in connection with the Unilever Transaction, including all claims in the Consolidated Delaware Action and the Federal Court Actions. In connection with the Settlement Agreement, on or about January 4, 2011, the company mailed a Notice of Pendency and Proposed Settlement of Shareholder Litigation to its stockholders of record during the period between September 27, 2010 and December 28, 2010.

A hearing is scheduled before the Delaware Court of Chancery on February 21, 2011. Should the settlement not proceed on the basis of the Settlement Agreement, the company intends to defend itself vigorously against the claims asserted in the lawsuits.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of fiscal year 2011, the company did not purchase any of its own shares of common stock in the open market. During the first quarter of fiscal year 2010, the company purchased 539,181 shares in the open market for an aggregate purchase price of $14.7 million. The share buyback program was approved by the board of directors in November 2006 for 5 million shares of common stock and in July 2008 for an additional 5 million shares. At December 31, 2010, the company has authorization remaining to purchase a total of 5,240,698 shares, although the company is currently precluded from making share repurchases in the open market pursuant to the terms of the Unilever Transaction agreement.

During the three months ended December 31, 2010, the company acquired 39,911 shares of common stock that were surrendered by employees in connection with the payment of minimum withholding taxes related to restricted shares or stock issued in connection with other employee incentive plans. These shares are not subject to the company’s stock repurchase program.

The following table summarizes information with respect to the purchases made by or on behalf of the company of shares of its common stock during the three months ended December 31, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1-31, 2010	13,813	$37.74	—	5,240,698
November 1-30, 2010	295	$37.22	—	5,240,698
December 1-31, 2010	25,803	$37.24	—	5,240,698

Total	39,911		—

ITEM 5. OTHER INFORMATION

Effective February 2, 2011, the company adopted the Alberto-Culver Company Employee Incentive and Retention Plan (the Retention Plan) which covers all employees who are eligible to receive bonus awards for fiscal year 2011 under any of the following plans – Alberto-Culver Company Management Incentive Plan, Alberto-Culver Company Management Bonus Plan, Alberto-Culver Company Sales Incentive Plan and Simple Short Term Incentive Plan (collectively referred to as the Incentive Plans). The amount of the award payable to each participant under the Retention Plan is equal to the total bonus that such participant will be paid under the Incentive Plans, as determined pursuant to the existing terms and conditions of such plans. In order to be eligible to receive a retention payment, the participant must be continuously employed by the company from February 2, 2011 through the earlier of the closing of the Unilever Transaction or the date that the awards under the Retention Plan are paid, but in no event shall such date be later than December 15, 2011. With the exception of Carol L. Bernick, all of the company’s named executive officers are participants in the Retention Plan.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

ITEM 6. EXHIBITS

10(a)	Copy of Alberto-Culver Company Management Incentive Plan, as amended on October 27, 2010.*

10(b)	Copy of Alberto-Culver Company Deferred Compensation Plan for Non-Employee Directors, as amended on October 28, 2010.*

10(c)	Copy of Alberto-Culver Company Employee Incentive and Retention Plan, effective February 2, 2011.*

31(a)	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

31(b)	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Alberto-Culver Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2010, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Earnings for the three months ended December 31, 2010 and 2009, (ii) the Consolidated Balance Sheets as of December 31, 2010 and September 30, 2010, (iii) the Consolidated Statements of Cash Flows for the three months ended December 31, 2010 and 2009, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.**

*	This exhibit is a management contract or compensatory plan or arrangement of the registrant.
**	The XBRL related information in this exhibit is considered “furnished” and not “filed.”

ALBERTO CULVER COMPANY AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBERTO CULVER COMPANY

By:	/s/ Ralph J. Nicoletti
Ralph J. Nicoletti
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

February 4, 2011