Form 10-Q
period 2011-03-31
Alberto-Culver CO
filed 2011-05-04
CIK 1368457

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:

March 31, 2011

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

At March 31, 2011, the company had 103,227,020 shares of common stock outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

Three Months Ended March 31, 2011 and 2010

(in thousands, except per share data)

	(Unaudited)
	2011	2010

Net sales	$408,221	384,805

Cost of products sold	198,142	183,917

Gross profit	210,079	200,888

Advertising, marketing, selling and administrative expenses	147,999	157,168

Transaction expenses (notes 11 and 13)	6,712	(111)

Restructuring and other (note 3)	293	403

Operating earnings	55,075	43,428

Interest expense (income), net of interest income of $537 in 2011 and interest expense of $247 in 2010	1,733	(34)

Earnings from continuing operations before provision for income taxes	53,342	43,462

Provision for income taxes	16,977	13,569

Earnings from continuing operations	36,365	29,893

Earnings from discontinued operations, net of income taxes	138	248

Net earnings	$36,503	30,141

Basic earnings per share:
Continuing operations	$.35	.31
Discontinued operations	.01	—

Total	$.36	.31

Diluted earnings per share:
Continuing operations	$.35	.30
Discontinued operations	—	—

Total	$.35	.30

Weighted average shares outstanding:
Basic	102,604	97,918

Diluted	103,826	99,649

Cash dividends paid per share	$.085	.085

See Notes to Consolidated Financial Statements.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Earnings

Six Months Ended March 31, 2011 and 2010

(in thousands, except per share data)

	(Unaudited)
	2011	2010

Net sales	$813,561	747,769

Cost of products sold	387,897	353,139

Gross profit	425,664	394,630

Advertising, marketing, selling and administrative expenses	285,730	285,186

Transaction expenses (notes 11 and 13)	12,043	6,004

Restructuring and other (note 3)	494	4,612

Operating earnings	127,397	98,828

Interest expense (income), net of interest income of $1,019 in 2011 and interest expense of $351 in 2010	3,525	(292)

Earnings from continuing operations before provision for income taxes	123,872	99,120

Provision for income taxes	39,764	32,592

Earnings from continuing operations	84,108	66,528

Earnings from discontinued operations, net of income taxes	25	206

Net earnings	$84,133	66,734

Basic earnings per share:
Continuing operations	$.83	.68
Discontinued operations	—	—

Total	$.83	.68

Diluted earnings per share:
Continuing operations	$.82	.67
Discontinued operations	—	—

Total	$.82	.67

Weighted average shares outstanding:
Basic	101,247	97,863

Diluted	102,850	99,643

Cash dividends paid per share	$.17	.16

See Notes to Consolidated Financial Statements.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Consolidated Balance Sheets

March 31, 2011 and September 30, 2010

(in thousands, except share data)

	(Unaudited)
	March 31, 2011	September 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$462,255	301,978
Short-term investments	6,350	—
Receivables, less allowance for doubtful accounts ($1,785 at March 31, 2011 and $1,710 at September 30, 2010)	282,363	283,183
Inventories:
Raw materials	41,709	48,139
Work-in-process	5,918	5,252
Finished goods	126,770	117,915

Total inventories	174,397	171,306
Other current assets	21,274	15,488
Income taxes	30,101	32,149

Total current assets	976,740	804,104

Property, plant and equipment at cost, less accumulated depreciation ($235,516 at March 31, 2011 and $222,368 at September 30, 2010)	240,567	247,049
Goodwill	532,719	521,204
Trade names	169,115	167,511
Long-term investments	46,436	53,706
Other assets	84,342	84,701

Total assets	$2,049,919	1,878,275

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$170	181
Accounts payable	116,979	126,916
Accrued expenses	130,287	148,688
Income taxes	6,126	7,639

Total current liabilities	253,562	283,424

Long-term debt	150,168	150,241
Income taxes	77,636	69,269
Other liabilities	46,447	48,101

Total liabilities	527,813	551,035

Stock options subject to redemption	987	2,628

Stockholders’ equity:
Preferred stock, par value $.01 per share, authorized 50,000,000 shares, none issued	—	—
Common stock, par value $.01 per share, authorized 300,000,000 shares, issued 103,227,020 shares at March 31, 2011 and 98,809,923 shares at September 30, 2010	1,032	988
Additional paid-in capital	606,441	491,019
Retained earnings	969,840	902,902
Accumulated other comprehensive loss	(56,194)	(70,297)

Total stockholders’ equity	1,521,119	1,324,612

Total liabilities and stockholders’ equity	$2,049,919	1,878,275

See Notes to Consolidated Financial Statements.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Six Months Ended March 31, 2011 and 2010

(in thousands)

	(Unaudited)
	2011	2010

Cash Flows from Operating Activities:

Net earnings	$84,133	66,734
Earnings from discontinued operations	25	206

Earnings from continuing operations	84,108	66,528
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation	13,524	13,267
Amortization of other assets	1,246	1,202
Restructuring and other – non-cash charges	417	1,140
Stock-based compensation expense	4,920	6,496
Deferred income taxes	8,088	4,319
Cash effects of changes in (excluding acquisitions):
Receivables, net	6,082	(11,710)
Inventories	(1,182)	(28,337)
Other current assets	(6,539)	(1,242)
Accounts payable and accrued expenses	(36,361)	(3,173)
Income taxes	365	(2,652)
Other assets	(744)	(138)
Other liabilities	(342)	(550)

Net cash provided by operating activities	73,582	45,150

Cash Flows from Investing Activities:

Proceeds from settlements of investments	1,200	1,000
Capital expenditures	(6,966)	(15,229)
Payments for purchased businesses, net of cash acquired (note 11)	—	(385,035)
Proceeds from the sale of BDM Grange	—	948
Proceeds from disposals of assets	87	2,557

Net cash used by investing activities	(5,679)	(395,759)

Cash Flows from Financing Activities:

Repayments of long-term debt	(93)	(81)
Change in book cash overdraft	(792)	(2,977)
Proceeds from exercises of stock options	91,591	9,587
Excess tax benefit from stock option exercises	18,345	1,330
Cash dividends paid	(17,195)	(15,728)
Stock purchased (note 6)	(1,628)	(15,743)

Net cash provided (used) by financing activities	90,228	(23,612)

Effect of foreign exchange rate changes on cash and cash equivalents	2,146	(4,434)

Net increase (decrease) in cash and cash equivalents	160,277	(378,655)

Cash and cash equivalents at beginning of period	301,978	469,775

Cash and cash equivalents at end of period	$462,255	91,120

See Notes to Consolidated Financial Statements.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Alberto Culver Company (the company or New Alberto Culver) develops, manufactures, distributes and markets beauty care brands as well as food and household brands in the United States and more than 100 other countries. The company is organized into two reportable business segments - United States and International.

The consolidated financial statements of the company contained in this report have not been audited by the company’s independent registered public accounting firm; however, the balance sheet information presented as of September 30, 2010 has been derived from the company’s audited 2010 financial statements. In the opinion of management, the consolidated financial statements reflect all adjustments, which include only normal recurring adjustments except as otherwise described in this Quarterly Report on Form 10-Q, necessary to present fairly the data contained therein. The results of operations for the periods presented are not necessarily indicative of results for a full year. Unless otherwise noted, all disclosures in the notes accompanying the consolidated financial statements reflect only continuing operations.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in the financial statements. Actual results may differ from those estimates. Management believes these estimates and assumptions are reasonable.

As more fully described in note 13, on September 27, 2010 the company entered into a definitive agreement with Unilever N.V., Unilever PLC and other related companies (collectively referred to as Unilever), pursuant to which Unilever will acquire all of the outstanding shares of Alberto Culver Company common stock in exchange for $37.50 per share in cash, without interest (the Unilever Transaction). The transaction agreement was amended on November 29, 2010. The Unilever Transaction has been approved by the company’s stockholders, but it is still subject to certain governmental and regulatory approvals and other closing conditions. Unless otherwise noted, all consolidated financial statements included herein and disclosures in the accompanying notes are presented assuming the company remains a stand-alone going concern.

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

ALBERTO CULVER COMPANY AND SUBSIDIARIES

The results of discontinued operations for the three and six months ended March 31, 2011 and 2010 were as follows (in thousands):

	Three Months Ended March 31		Six Months Ended March 31
	2011	2010	2011	2010

Earnings before income taxes*	$220	394	$40	327

Provision for income taxes	82	146	15	121

Earnings from discontinued operations, net of income taxes	$138	248	$25	206

*	Primarily reflects adjustments to self-insurance reserves for pre-Separation Sally claims retained by the company.

(3)	RESTRUCTURING AND OTHER

Restructuring and other expenses during the three and six months ended March 31, 2011 and 2010 consist of the following (in thousands):

	Three Months Ended March 31		Six Months Ended March 31
	2011	2010	2011	2010

Severance and other exit costs	$19	(115)	$76	3,472
Impairment and other property, plant and equipment charges	160	636	320	1,306
Other	114	(118)	98	(166)

	$293	403	$494	4,612

Severance and Other Exit Costs

In June 2009, the company committed to a plan primarily related to the downsizing of its manufacturing facility and the consolidation of its warehouse and office facilities in Chatsworth, California. As part of this plan, the company’s workforce has been reduced by approximately 100 employees, with an additional reduction of approximately 60 employees still expected. Through March 31, 2011, the company has recorded cumulative charges related to this plan of $1.9 million for severance and $872,000 for other exit costs.

In November 2009, the company committed to an additional plan primarily related to ceasing all manufacturing activities at its facility in Chatsworth, California. As part of this new plan, the company’s workforce will be further reduced by approximately 110 employees. Through March 31, 2011, the company has recorded cumulative charges related to this plan of $3.1 million for severance, $83,000 for contract termination costs and $259,000 for other exit costs.

The following table reflects the activity related to the company’s two Chatsworth, California restructuring plans during the six months ended March 31, 2011 (in thousands):

	Liability at September 30, 2010	New Charges & Adjustments	Cash Payments & Other	Liability at March 31, 2011

Severance	$2,864	4	(127)	2,741
Contract termination costs	—	53	(53)	—
Other	250	17	(17)	250

	$3,114	74	(197)	2,991

ALBERTO CULVER COMPANY AND SUBSIDIARIES

In response to the manufacturing and supply chain disruptions the company experienced in the United States in fiscal year 2010, management delayed the closing of the Chatsworth, California facility. This delay did not result in any significant adjustments to restructuring charges or existing reserves. While the company has begun to explore several alternatives to further optimize its North America manufacturing capacity, at this time management remains committed to its plan to cease all manufacturing in Chatsworth, California and intends to execute this plan on a revised timetable after these alternatives have been fully explored. Management’s current estimate is that cash payments related to these plans will be substantially completed by September 30, 2011.

In addition to the two Chatsworth, California plans, the company has entered into other restructuring plans in previous years, primarily related to a reorganization following the Separation and the closing of other manufacturing facilities around the world. The total liability related to these other restructuring plans was $370,000 and $424,000 at March 31, 2011 and September 30, 2010, respectively.

Impairment and Other Property, Plant and Equipment Charges

During the first half of fiscal years 2011 and 2010, the company recorded fixed asset charges of $320,000 and $1.3 million, respectively, primarily related to the write-down of certain manufacturing equipment and leasehold improvements in connection with the company’s two Chatsworth, California restructuring plans.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the company’s financial assets and liabilities measured at fair value on a recurring basis at March 31, 2011 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$377,587	—	—	377,587
Auction rate securities	—	—	52,786	52,786
Derivative instruments	—	336	—	336
Other	$591	—	—	591

	$378,178	336	52,786	431,300

Liabilities:
Derivative instruments	$—	1,137	—	1,137

	$—	1,137	—	1,137

ALBERTO CULVER COMPANY AND SUBSIDIARIES

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

Cash Equivalents – This amount primarily represents the portion of the company’s cash equivalents invested in institutional money market funds, which are actively traded and have quoted market prices.

Auction Rate Securities – Prior to the second quarter of fiscal year 2008, the company regularly made short-term investments of its excess cash in auction rate securities (ARS). The company often added to or liquidated its investments in ARS as the cash needs of the business fluctuated. ARS investments are typically bonds with long-term maturities that have interest rates which reset at intervals of up to 35 days through an auction process. These investments are considered available for sale in accordance with FASB ASC Topic 320, “Debt and Equity Securities.” All of the company’s remaining investments in ARS at March 31, 2011 represent interests in pools of student loans and have AAA/Aaa credit ratings. In addition, all of these securities carry an indirect guarantee by the U.S. federal government of at least 97% of the par value through the Federal Family Education Loan Program. Based on these factors and the credit worthiness of the underlying assets, the company does not believe that it has significant principal risk with regard to these investments.

Historically, the periodic auctions for these ARS investments provided a liquid market for these securities. As a result, the company carried its investments at par value, which approximated fair value, and classified them as short-term in the consolidated balance sheets. Since the second quarter of fiscal year 2008, each of the company’s remaining ARS investments has experienced multiple failed auctions, meaning that there have been insufficient bidders to match the supply of securities submitted for sale. During the first half of fiscal year 2011, the company continued to submit its remaining ARS investments for auction but was unsuccessful in redeeming any investments as all auctions continued to fail during the period. In addition, the company did not recognize any realized gains or losses from the sale of ARS investments in its statement of earnings. The company continues to earn interest on its investments at the maximum contractual rate and continues to collect the interest in accordance with the stated terms of the securities. At March 31, 2011, the company’s outstanding ARS investments carried a weighted average tax exempt interest rate of 0.4%.

During the first half of fiscal year 2011, portions of two of the company’s ARS investments totaling $1.2 million were settled by the issuers at full par value.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

At March 31, 2011, the company has ARS investments with a total par value of $55.8 million. The company has recorded these investments on its consolidated balance sheet at an estimated aggregate fair value of $52.8 million and recorded an unrealized loss of $3.0 million in accumulated other comprehensive income (loss), reflecting the decline in the estimated fair value. The unrealized loss has been recorded in accumulated other comprehensive income (loss) as the company has concluded at March 31, 2011 that no other-than-temporary impairment losses have occurred because its investments continue to be of high credit quality and the company does not have the intent to sell these investments at this time, nor is it more likely than not that the company will be required to sell these investments until the anticipated recovery in market value occurs, which management expects within the next three years. The company will continue to analyze its ARS in future periods for impairment and may be required to record a charge in its statement of earnings in future periods if the decline in fair value is determined to be other-than-temporary or management decides to liquidate its ARS investments at less than par value. The fair value of these securities has been estimated by management using unobservable input data from external sources. Because there is not currently an active market for these securities, management utilized a discounted cash flow valuation model to estimate the fair value of each individual security, with the key assumptions in the model being the expected holding period for the ARS, the expected coupon rate over the holding period and the required rate of return by market participants (discount rate), adjusted to reflect the current illiquidity in the market. For each of the company’s existing securities, the model calculates an expected periodic coupon rate using regression analysis and a market required rate of return that includes a risk-free interest rate and a credit spread. At March 31, 2011, the estimated required rate of return was adjusted by a spread of 150 basis points to reflect the illiquidity in the market. The model then discounts the expected coupon rate at the adjusted discount rate to arrive at the fair value price. At March 31, 2011, the assumed holding period for the ARS was three years and the weighted average expected coupon rate and adjusted discount rate used in the valuation model were 5.2% and 3.6%, respectively.

In April 2011, two of the company’s outstanding ARS investments totaling $6.4 million were settled by the issuer at full par value; therefore, the company has classified these investments as short-term on the March 31, 2011 consolidated balance sheet. The remainder of the investments has been classified as long-term as the company cannot be certain that they will settle within the next twelve months. The company’s outstanding ARS investments have scheduled maturities ranging from 2029 to 2042. It is management’s intent to hold these investments until the company is able to recover the full par value, either through issuer calls, refinancings or other refunding initiatives, the recovery of the auction market or the emergence of a new secondary market. Management’s assumption used in the current fair value estimates is that this will occur within the next three years.

The following table provides a reconciliation for the first half of fiscal year 2011 between the beginning and ending balances of the company’s ARS investments, which are measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Auction Rate Securities
Balance at September 30, 2010	$53,706
Settlement of portions of two securities at par	(1,200)
Unrealized gain included in other comprehensive income (loss)	280

Balance at March 31, 2011	$52,786

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

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Certain of the company’s foreign subsidiaries have entered into foreign currency forward contracts in an attempt to minimize the impact of short-term currency fluctuations on forecasted sales and inventory purchases denominated in currencies other than their functional currencies. These contracts are designated as cash flow hedging instruments in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” As a result, unrealized gains and losses on these contracts are recorded to accumulated other comprehensive income (loss) until the underlying hedged items are recognized through operations. The ineffective portion of a contract’s change in fair value is immediately recognized through operations. At March 31, 2011, the notional amount of these outstanding forward contracts in U.S. dollars was $26.1 million and the contracts settle or mature within the next six months. The following table provides information on these foreign currency forward contracts at March 31, 2011 and September 30, 2010 and for the three and six months ended March 31, 2011 and 2010 (in thousands):

	March 31, 2011	September 30, 2010

Fair value of assets (1)	$336	$1,272
Fair value of liabilities (2)	823	773
Amount of pre-tax gain (loss) recorded in accumulated other comprehensive income (loss)	(464)	518

	Three Months Ended March 31		Six Months Ended March 31
	2011	2010	2011	2010

Amount of pre-tax gain (loss) reclassified from accumulated other comprehensive income (loss) to earnings (3)	$(28)	(290)	$18	(678)

(1)	Amounts included in other current assets on the consolidated balance sheets.
(2)	Amounts included in accrued expenses on the consolidated balance sheets.
(3)	Amounts primarily included in net sales on the consolidated statements of earnings.

The company also recognized immaterial gains and losses in earnings due to ineffectiveness of these foreign currency forward contracts during the three and six months ended March 31, 2011 and 2010. These amounts are included in advertising, marketing, selling and administrative expenses on the consolidated statements of earnings.

In addition, certain of the company’s foreign subsidiaries have entered into a series of foreign currency forward contracts to hedge their net balance sheet exposures for amounts designated in currencies other than their functional currencies. These contracts are not designated as hedging instruments and therefore do not qualify for hedge accounting treatment under FASB ASC Topic 815. As a result, gains and losses on these contracts are recorded directly to the consolidated statement of earnings and serve to offset the related exchange gains or losses on the underlying exposures. At March 31, 2011, the notional amount of these outstanding foreign currency forward contracts in U.S. dollars was $8.2 million and the contracts settle or mature within the next two months. The following table provides information on these foreign currency forward contracts at March 31, 2011 and September 30, 2010 and for the three and six months ended March 31, 2011 and 2010 (in thousands):

	March 31, 2011	September 30, 2010

Fair value of liabilities (1)	$314	$505

	Three Months Ended March 31		Six Months Ended March 31
	2011	2010	2011	2010

Amount of pre-tax loss recorded in earnings (2)	$(358)	(188)	$(443)	(381)

(1)	Amounts included in accrued expenses on the consolidated balance sheets.
(2)	Amounts included in advertising, marketing, selling and administrative expenses on the consolidated statements of earnings.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

In connection with the company’s debt issuance in May 2010 (see note 5), the company entered into a series of forward starting interest rate swaps beginning April 14, 2010 in order to minimize interest rate exposure during a period of high volatility in the market. The interest rate swaps were designated as cash flow hedging instruments in accordance with FASB ASC Topic 815. Upon settlement, a $5.9 million aggregate loss on the interest rate swaps was recorded to accumulated other comprehensive income (loss) with the exception of an immaterial amount which, due to ineffectiveness, was recognized immediately in interest expense during the third quarter of fiscal year 2010. The remainder of the loss from the interest rate swaps is being amortized to interest expense over the life of the debt. The following table provides information on the forward starting interest rate swaps at March 31, 2011 and September 30, 2010 and for the three and six months ended March 31, 2011 (in thousands):

	March 31, 2011	September 30, 2010

Amount of pre-tax loss recorded in accumulated other comprehensive income (loss)	$(5,350)	$(5,643)

	Three Months Ended March 31, 2011	Six Months Ended March 31, 2011

Amount of pre-tax loss reclassified from accumulated other comprehensive income (loss) to earnings (1)	$(146)	$(293)

(1)	Amount included in interest expense on the consolidated statement of earnings.

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

In accordance with FASB ASC Topic 350, “Intangibles-Goodwill and Other,” the company’s goodwill is tested for impairment annually or more frequently if significant events or changes indicate possible impairment. The company’s annual goodwill impairment analysis was completed in the second quarter of fiscal year 2011 and resulted in no impairments.

Fair Value of Other Financial Instruments

The company’s debt instruments are recorded at cost on the consolidated balance sheets. The fair value of long-term debt, including the current portion, was approximately $155.6 million at March 31, 2011 compared to the carrying value, including accrued interest, of $152.9 million. Fair value estimates are calculated using the present value of the projected debt cash flows based on the current market interest rates of comparable debt instruments.

(5)	LONG-TERM DEBT

Long-term debt at March 31, 2011 and September 30, 2010 consists of the following (in thousands):

	March 31, 2011	September 30, 2010

5.15% notes due June 2020	$150,000	150,000
Other	338	422

	150,338	150,422

Less: Amounts classified as current	170	181

	$150,168	150,241

ALBERTO CULVER COMPANY AND SUBSIDIARIES

On May 21, 2010, the company issued $150.0 million of 5.15% notes due June 1, 2020. Interest on the notes is paid semi-annually on June 1 and December 1 of each year. The company has the option to redeem the notes at any time, in whole or in part, at a price equal to 100% of the principal amount plus accrued interest and, if applicable, a make-whole premium. The company is currently precluded from redeeming the notes pursuant to the terms of the Unilever Transaction agreement. In connection with the debt offering, the company incurred issuance costs of $1.4 million which were capitalized to other assets on the consolidated balance sheet. In addition, the company entered into a series of forward starting interest rate swaps in anticipation of the offering. The interest rate swaps resulted in an aggregate loss of $5.9 million that was settled by the company on May 20, 2010. Because the swaps qualified for hedge accounting treatment, substantially all of the loss was recorded to accumulated other comprehensive income (loss) and is being amortized to interest expense over the life of the debt, along with capitalized issuance costs. The overall effective interest rate of the notes, including the amortization of the loss on the interest rate swaps and capitalized issuance costs, is approximately 5.6%.

(6)	STOCKHOLDERS’ EQUITY

During the first half of fiscal year 2011, the company did not purchase any of its own shares of common stock in the open market. During the first half of fiscal year 2010, the company purchased 539,181 shares in the open market for an aggregate purchase price of $14.7 million. The share buyback program was approved by the board of directors in November 2006 for 5 million shares of common stock and in July 2008 for an additional 5 million shares. At March 31, 2011, the company has authorization remaining to purchase a total of 5,240,698 shares, although the company is currently precluded from making share repurchases in the open market pursuant to the terms of the Unilever Transaction agreement.

The company’s $300 million revolving credit facility, as amended, includes a covenant that limits the company’s ability to purchase its common stock or pay dividends if the cumulative stock repurchases plus cash dividends exceeds $250 million plus 50% of “consolidated net income” (as defined in the credit agreement) commencing January 1, 2007.

During the six months ended March 31, 2011 and 2010, the company acquired $1.6 million and $1.0 million respectively, of common stock surrendered by employees in connection with the payment of withholding taxes as provided under the terms of certain incentive plans. In addition, during the six months ended March 31, 2011 and 2010, the company acquired $174,000 and $66,000, respectively, of common stock surrendered by employees to pay the exercise price of stock options. All shares acquired under these plans are not subject to the company’s stock repurchase program.

(7)	WEIGHTED AVERAGE SHARES OUTSTANDING

The following table provides information on basic and diluted weighted average shares outstanding (in thousands):

	Three Months Ended March 31		Six Months Ended March 31
	2011	2010	2011	2010

Basic weighted average shares outstanding	102,604	97,918	101,247	97,863
Effect of dilutive securities:
Assumed exercise of stock options	1,024	1,539	1,389	1,565
Assumed vesting of restricted stock	198	192	214	215

Diluted weighted average shares outstanding	103,826	99,649	102,850	99,643

The computations of diluted weighted average shares outstanding for the three and six months ended March 31, 2010 exclude stock options for 2.8 million shares and 2.5 million shares, respectively, since the options were anti-dilutive. No stock options were anti-dilutive for the three and six months ended March 31, 2011.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

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

In the second quarter of fiscal year 2011, the company recorded stock-based compensation expense, which includes stock option expense and amortization expense related to restricted shares, that reduced earnings from continuing operations before provision for income taxes by $2.4 million, provision for income taxes by $832,000, earnings from continuing operations by $1.6 million and diluted earnings per share from continuing operations by 1 cent. In the first half of fiscal year 2011, the company recorded stock-based compensation expense that reduced earnings from continuing operations before provision for income taxes by $4.9 million, provision for income taxes by $1.7 million, earnings from continuing operations by $3.2 million and diluted earnings per share from continuing operations by 3 cents. In the second quarter of fiscal year 2010, the company recorded stock-based compensation expense that reduced earnings from continuing operations before provision for income taxes by $3.6 million, provision for income taxes by $1.2 million, earnings from continuing operations by $2.4 million and diluted earnings per share from continuing operations by 2 cents. In the first half of fiscal year 2010, the company recorded stock-based compensation expense that reduced earnings from continuing operations before provision for income taxes by $6.5 million, provision for income taxes by $2.3 million, earnings from continuing operations by $4.2 million and diluted earnings per share from continuing operations by 4 cents. Stock-based compensation expense is included in advertising, marketing, selling and administrative expenses on the consolidated statements of earnings.

During the first half of fiscal year 2011, approximately 4.5 million stock options were exercised, from which the company received cash proceeds of $91.6 million. The company did not grant any stock options or restricted shares during the first half of fiscal year 2011 because the company is currently prohibited from doing so pursuant to the terms of the Unilever Transaction agreement.

(9)	COMPREHENSIVE INCOME

Comprehensive income for the three and six months ended March 31, 2011 and 2010 consists of the following (in thousands):

	Three Months Ended March 31		Six Months Ended March 31
	2011	2010	2011	2010

Net earnings	$36,503	30,141	$84,133	66,734
Other comprehensive income adjustments:
Foreign currency translation during the period	14,324	(26,330)	14,363	(26,361)
Unrealized gain on ARS investments	657	92	280	220
Amortization of loss on interest rate swaps (1)	95	—	191	—
Unrealized gain (loss) on other cash flow hedges (2)	(804)	322	(731)	1,239

Comprehensive income	$50,775	4,225	$98,236	41,832

(1)	Net of income taxes of $51,000 and $102,000 for the three and six months ended March 31, 2011, respectively.
(2)	Net of income taxes of $288,000 and $251,000 for the three and six months ended March 31, 2011, respectively, and net of income taxes of $95,000 and $450,000 for the three and six months ended March 31, 2010, respectively.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

(10)	BUSINESS SEGMENT INFORMATION

Segment information for the three and six months ended March 31, 2011 and 2010 is as follows (in thousands):

	Three Months Ended March 31		Six Months Ended March 31
	2011	2010	2011	2010
Net sales:
United States	$230,062	225,707	$454,928	444,554
International	178,159	159,098	358,633	303,215

	$408,221	384,805	$813,561	747,769

Earnings from continuing operations before provision for income taxes:
United States	$36,706	29,767	$83,767	75,778
International	27,751	17,594	61,087	40,162

Segment operating profit	64,457	47,361	144,854	115,940
Stock-based compensation expense (note 8)	(2,377)	(3,641)	(4,920)	(6,496)
Transaction expenses (notes 11 and 13)	(6,712)	111	(12,043)	(6,004)
Restructuring and other (note 3)	(293)	(403)	(494)	(4,612)
Interest income (expense), net	(1,733)	34	(3,525)	292

	$53,342	43,462	$123,872	99,120

(11)	ACQUISITION

On December 18, 2009, the company acquired all of the issued and outstanding shares of Simple Health and Beauty Group Limited (Simple), a leading skin care company based in the United Kingdom. The total purchase price was $385.0 million (net of cash acquired), and the transaction was funded from the company’s existing cash. The company also incurred $6.0 million of transaction expenses in connection with the acquisition which were recorded to the consolidated statement of earnings in the first half of fiscal year 2010. Goodwill of $297.5 million, a trade name of $80.3 million and other intangible assets of $17.5 million were recorded as a result of the purchase price allocation and are not expected to be deductible for tax purposes. The acquisition was accounted for using the purchase method and, accordingly, the results of operations of Simple have been included in the consolidated financial statements from the date of acquisition.

(12)	GOODWILL AND TRADE NAMES

The changes in the carrying amounts of goodwill by reportable segment for the six months ended March 31, 2011 are as follows (in thousands):

	United States	International	Total
Balance at September 30, 2010	$202,946	318,258	521,204
Additions	5,483	—	5,483
Foreign currency translation	—	6,032	6,032

Balance at March 31, 2011	$208,429	324,290	532,719

Goodwill in the United States increased $5.5 million during the first half of fiscal year 2011 for additional consideration related to the acquisition of Nexxus Products Company (Nexxus). In accordance with the Nexxus purchase agreement dated May 18, 2005, additional consideration of up to $55 million may be paid over the ten years following the closing of the acquisition based on a percentage of sales of Nexxus branded products. Such additional consideration is being accrued in the period the company becomes obligated to pay the amounts and is increasing the amount of goodwill resulting from the acquisition. Through March 31, 2011, the company has paid $32.7 million of additional consideration based on sales of Nexxus products through June 30, 2010. As of March 31, 2011, the company owed $6.5 million of additional consideration for the period from July 1, 2010 to March 31, 2011 which is expected to be paid in the fourth quarter of fiscal year 2011.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Indefinite-lived trade names by reportable segment at March 31, 2011 and September 30, 2010 are as follows (in thousands):

	March 31, 2011	September 30, 2010
United States	$72,185	$72,185
International	96,930	95,326

	$169,115	$167,511

(13)	UNILEVER TRANSACTION

On September 27, 2010, the company entered into a definitive agreement with Unilever, pursuant to which Unilever will acquire all of the outstanding shares of Alberto Culver Company common stock in exchange for $37.50 per share in cash, without interest. The transaction agreement was amended on November 29, 2010. The Unilever Transaction was approved by the company’s stockholders on December 17, 2010, but is still subject to certain governmental and regulatory approvals and other closing conditions.

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

In connection with the Unilever Transaction, the company has incurred transaction expenses (primarily investment banking, legal and other professional service fees and certain employee retention expenses) of $19.3 million, with $12.0 million of this amount recorded as expenses in the consolidated statement of earnings in the first half of fiscal year 2011. The company expects to incur additional transaction expenses prior to the closing of the transaction, primarily related to the ongoing governmental and regulatory approval process and the employee retention plan described below. Finally, the closing of the transaction will trigger additional transaction expenses of at least $9.0 million for which the company will be liable.

The Unilever Transaction will constitute a change in control under the terms of certain of the company’s employee and non-employee director incentive, benefit, stock option and restricted stock plans. As a result, in accordance with the terms of such plans all outstanding stock options and restricted shares of the company will become fully vested and the timing of payment of certain obligations will accelerate upon the closing of the transaction. In addition, the closing of the Unilever Transaction could affect certain other estimates and assumptions underlying the company’s consolidated financial statements and the accompanying notes.

In connection with the Unilever Transaction, several lawsuits were filed in which the company, the company’s directors and certain Unilever entities were named as defendants. These lawsuits alleged that the company’s directors breached their fiduciary duties in connection with the negotiation, consideration and approval of the Unilever Transaction agreement by, among other things, agreeing to sell the company for inadequate consideration and on otherwise inappropriate terms. One complaint also alleged that the preliminary proxy statement contains material misrepresentations or omissions in violation of the Securities Exchange Act of 1934. In addition, the complaints alleged that Unilever aided and abetted the alleged breaches of fiduciary duty by the company’s directors. The lawsuits sought, among other things, injunctive relief, including the enjoining of the Unilever Transaction, damages and recovery of the costs of the action, including reasonable attorneys’ fees. On November 29, 2010, the parties entered into a Stipulation and Agreement of Compromise and Settlement (Settlement Agreement) resolving all claims asserted in the lawsuits (other than statutory appraisal rights). As part of the Settlement Agreement, the company agreed to pay the plaintiffs’ attorneys fees plus actual out-of-pocket expenses in an amount not to exceed $6.5 million, with the final amount to be determined by the Delaware Court of Chancery (the Court). On February 21, 2011, the Court approved the Settlement Agreement and awarded the plaintiffs’ attorneys fees of $3.3 million plus $101,000 in out-of-pocket expenses, which the company paid on February 25, 2011. The company received a $2.7 million partial reimbursement of the settlement amount from its insurance carrier in March 2011 which was recorded as a reduction

ALBERTO CULVER COMPANY AND SUBSIDIARIES

of transaction expenses on the consolidated statement of earnings. The company is seeking an additional insurance reimbursement for all expenses incurred in connection with the transaction-related lawsuits, and will recognize any additional recoveries when and if they are received.

Effective February 2, 2011, the company adopted the Alberto-Culver Company Employee Incentive and Retention Plan (the Retention Plan) which covers all employees who are eligible to receive bonus awards for fiscal year 2011 under any of the following plans – Alberto-Culver Company Management Incentive Plan, Alberto-Culver Company Management Bonus Plan, Alberto-Culver Company Sales Incentive Plan and Simple Short Term Incentive Plan (collectively referred to as the Incentive Plans). The amount of the award payable to each participant under the Retention Plan is equal to the total bonus that such participant will be paid under the Incentive Plans, as determined pursuant to the existing terms and conditions of such plans. In order to be eligible to receive a retention payment, the participant must be continuously employed by the company from February 2, 2011 through the earlier of the closing of the Unilever Transaction or the date that the awards under the Retention Plan are paid, but in no event shall such date be later than December 15, 2011. Assuming target level award achievements under the Incentive Plans, the cost of the Retention Plan is estimated to be approximately $1 million per month for each month of fiscal year 2011 that transpires prior to the closing of the Unilever Transaction. The total estimated cost is being recorded to transaction related expenses on a pro rata basis starting February 2, 2011 through an estimated date for the closing of the Unilever Transaction. Management will continue to monitor all available information and will adjust the estimated cost of the Retention Plan and/or the date of the expected closing as new information becomes available. Any such adjustments will be accounted for prospectively.

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

OVERVIEW

SIMPLE ACQUISITION

On December 18, 2009, the company acquired all of the issued and outstanding shares of Simple Health and Beauty Group Limited (Simple), a leading skin care company based in the United Kingdom. The total purchase price was $385.0 million (net of cash acquired), and the transaction was funded from the company’s existing cash. The company also incurred $6.0 million of transaction expenses in connection with the acquisition which were recorded to the consolidated statement of earnings in the first half of fiscal year 2010. The results of operations of Simple have been included in the consolidated financial statements from the date of acquisition.

LEGAL SETTLEMENT OF A DISPUTE WITH A SUPPLIER

In April 2010, the company resolved an ongoing dispute with a supplier. As a result, the company recorded a one-time, pre-tax gain of $8.7 million in the third quarter of fiscal year 2010, which included the forgiveness of $5.8 million of obligations owed to the supplier and the receipt of $2.9 million in cash from the supplier. From the third quarter of fiscal year 2009 through the resolution of the dispute, the company incurred pre-tax charges totaling $4.0 million related to this matter, all of which were expensed in the periods incurred. The one-time gain and all charges related to this matter are included in advertising, marketing, selling and administrative expenses in the consolidated statements of earnings.

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

Management added significant resources to address these disruptions and resolved the associated customer service issues. Management remains confident that the ongoing initiative to optimize the company’s North America manufacturing network will provide operational flexibility and financial benefits to the organization over the long term and will help facilitate future growth.

SOFT & BEAUTIFUL RELAXER KITS

During fiscal year 2010, the company identified a trend of increased consumer complaints related to a portion of its Soft & Beautiful relaxer kits. As a result, management reviewed all available information relating to these complaints and the manufacturing and distribution of these kits. Out of an abundance of caution, management also reviewed the level of complaints for the entire relaxer business and did not identify the same trends in any other relaxer brand.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

In the second quarter of fiscal year 2010, management initiated a voluntary withdrawal program to retrieve relaxer kits related to the affected items that remained in the distribution channel or on-shelf at the customer level. As a result, the company incurred total pre-tax charges of $5.5 million during fiscal year 2010, with $4.9 million of this amount recorded in the second quarter. The pre-tax charges in the second quarter of fiscal year 2010 are reflected in the following line items of the consolidated statement of earnings (in thousands):

Net sales	$1,176
Cost of products sold	1,410
Advertising, marketing, selling and administrative expenses	2,326

$4,912

These charges reduced earnings from continuing operations before provision for income taxes by $4.9 million, provision for income taxes by $1.5 million, earnings from continuing operations by $3.4 million and diluted earnings per share from continuing operations by 3 cents.

UNILEVER TRANSACTION

On September 27, 2010, the company entered into a definitive agreement with Unilever N.V., Unilever PLC and other related companies (collectively referred to as Unilever), pursuant to which Unilever will acquire all of the outstanding shares of Alberto Culver Company common stock in exchange for $37.50 per share in cash, without interest (the Unilever Transaction). The transaction agreement was amended on November 29, 2010. The Unilever Transaction has been approved by the company’s stockholders, but it is still subject to certain governmental and regulatory approvals and other closing conditions. In connection with the Unilever Transaction, the company has incurred transaction expenses (primarily investment banking, legal and other professional service fees and certain employee retention expenses) of $19.3 million, with $12.0 million of this amount recorded as expenses in the consolidated statement of earnings in the first half of fiscal year 2011. The company expects to incur additional transaction expenses prior to the closing of the transaction, primarily related to the ongoing governmental and regulatory approval process and the employee retention plan described below. Finally, the closing of the transaction will trigger additional transaction expenses of at least $9.0 million for which the company will be liable.

In connection with the Unilever Transaction, several lawsuits were filed in which the company, the company’s directors and certain Unilever entities were named as defendants. These lawsuits alleged that the company’s directors breached their fiduciary duties in connection with the negotiation, consideration and approval of the Unilever Transaction agreement by, among other things, agreeing to sell the company for inadequate consideration and on otherwise inappropriate terms. One complaint also alleged that the preliminary proxy statement contains material misrepresentations or omissions in violation of the Securities Exchange Act of 1934. In addition, the complaints alleged that Unilever aided and abetted the alleged breaches of fiduciary duty by the company’s directors. The lawsuits sought, among other things, injunctive relief, including the enjoining of the Unilever Transaction, damages and recovery of the costs of the action, including reasonable attorneys’ fees. On November 29, 2010, the parties entered into a Stipulation and Agreement of Compromise and Settlement (Settlement Agreement) resolving all claims asserted in the lawsuits (other than statutory appraisal rights). As part of the Settlement Agreement, the company agreed to pay the plaintiffs’ attorneys fees plus actual out-of-pocket expenses in an amount not to exceed $6.5 million, with the final amount to be determined by the Delaware Court of Chancery (the Court). On February 21, 2011, the Court approved the Settlement Agreement and awarded the plaintiffs’ attorneys fees of $3.3 million plus $101,000 in out-of-pocket expenses, which the company paid on February 25, 2011. The company received a $2.7 million partial reimbursement of the settlement amount from its insurance carrier in March 2011 which was recorded as a reduction of transaction expenses on the consolidated statement of earnings. The company is seeking an additional insurance reimbursement for all expenses incurred in connection with the transaction-related lawsuits, and will recognize any additional recoveries when and if they are received.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Effective February 2, 2011, the company adopted the Alberto-Culver Company Employee Incentive and Retention Plan (the Retention Plan) which covers all employees who are eligible to receive bonus awards for fiscal year 2011 under any of the following plans – Alberto-Culver Company Management Incentive Plan, Alberto-Culver Company Management Bonus Plan, Alberto-Culver Company Sales Incentive Plan and Simple Short Term Incentive Plan (collectively referred to as the Incentive Plans). The amount of the award payable to each participant under the Retention Plan is equal to the total bonus that such participant will be paid under the Incentive Plans, as determined pursuant to the existing terms and conditions of such plans. In order to be eligible to receive a retention payment, the participant must be continuously employed by the company from February 2, 2011 through the earlier of the closing of the Unilever Transaction or the date that the awards under the Retention Plan are paid, but in no event shall such date be later than December 15, 2011. Assuming target level award achievements under the Incentive Plans, the cost of the Retention Plan is estimated to be approximately $1 million per month for each month of fiscal year 2011 that transpires prior to the closing of the Unilever Transaction. The total estimated cost is being recorded to transaction related expenses on a pro rata basis starting February 2, 2011 through an estimated date for the closing of the Unilever Transaction. Management will continue to monitor all available information and will adjust the estimated cost of the Retention Plan and/or the date of the expected closing as new information becomes available. Any such adjustments will be accounted for prospectively.

Unless otherwise noted, all information in Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is presented assuming the company remains a stand-alone going concern.

RESTRUCTURING AND OTHER

Restructuring and other expenses during the three and six months ended March 31, 2011 and 2010 consist of the following (in thousands):

	Three Months Ended March 31		Six Months Ended March 31
	2011	2010	2011	2010
Severance and other exit costs	$19	(115)	$76	3,472
Impairment and other property, plant and equipment charges	160	636	320	1,306
Other	114	(118)	98	(166)

	$293	403	494	4,612

Severance and Other Exit Costs

In June 2009, the company committed to a plan primarily related to the downsizing of its manufacturing facility and the consolidation of its warehouse and office facilities in Chatsworth, California. As part of this plan, the company’s workforce has been reduced by approximately 100 employees, with an additional reduction of approximately 60 employees still expected. Through March 31, 2011, the company has recorded cumulative charges related to this plan of $1.9 million for severance and $872,000 for other exit costs.

In November 2009, the company committed to an additional plan primarily related to ceasing all manufacturing activities at its facility in Chatsworth, California. As part of this new plan, the company’s workforce will be further reduced by approximately 110 employees. Through March 31, 2011, the company has recorded cumulative charges related to this plan of $3.1 million for severance, $83,000 for contract termination costs and $259,000 for other exit costs.

The following table reflects the activity related to the company’s two Chatsworth, California restructuring plans during the six months ended March 31, 2011 (in thousands):

	Liability at September 30, 2010	New Charges & Adjustments	Cash Payments & Other	Liability at March 31, 2011

Severance	$2,864	4	(127)	2,741
Contract termination costs	—	53	(53)	—
Other	250	17	(17)	250

	$3,114	74	(197)	2,991

ALBERTO CULVER COMPANY AND SUBSIDIARIES

In response to the manufacturing and supply chain disruptions the company experienced in the United States in fiscal year 2010, management delayed the closing of the Chatsworth, California facility. This delay did not result in any significant adjustments to restructuring charges or existing reserves. While the company has begun to explore several alternatives to further optimize its North America manufacturing capacity, at this time management remains committed to its plan to cease all manufacturing in Chatsworth, California and intends to execute this plan on a revised timetable after these alternatives have been fully explored. Management’s current estimate is that cash payments related to these plans will be substantially completed by September 30, 2011.

In addition to the two Chatsworth, California plans, the company has entered into other restructuring plans in previous years, primarily related to a reorganization following the Separation and the closing of other manufacturing facilities around the world. The total liability related to these other restructuring plans was $370,000 and $424,000 at March 31, 2011 and September 30, 2010, respectively.

Impairment and Other Property, Plant and Equipment Charges

During the first half of fiscal years 2011 and 2010, the company recorded fixed asset charges of $320,000 and $1.3 million, respectively, primarily related to the write-down of certain manufacturing equipment and leasehold improvements in connection with the company’s two Chatsworth, California restructuring plans.

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

NON-GAAP FINANCIAL MEASURES

The company’s financial results in the first half of fiscal years 2011 and 2010 were affected by restructuring and certain other discrete items. The company has implemented several restructuring and reorganization plans since the Separation, which are summarized in the “Overview – Restructuring and Other” section of MD&A above. All costs incurred related to these plans are classified as “restructuring and other” on the consolidated statements of earnings for all periods presented. In addition, the company incurred transaction expenses related to the Unilever Transaction in the first half of fiscal year 2011, as well as transaction expenses related to the Simple acquisition and costs related to a dispute with a supplier in the first half of fiscal year 2010. All of these costs and expenses relate to restructuring plans implemented by the company and/or specific transactions and issues rather than the normal ongoing operations of the company’s businesses. Finally, the company’s provision for income taxes in the first half of fiscal years 2011 and 2010 includes certain discrete tax items that relate to specific events and transactions that occurred in the respective periods rather than the normal ongoing tax effects of the company’s results of operations.

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

ALBERTO CULVER COMPANY AND SUBSIDIARIES

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

RESULTS OF OPERATIONS

Comparison of the Quarters Ended March 31, 2011 and 2010

The company recorded second quarter net sales of $408.2 million in fiscal year 2011, an increase of $23.4 million or 6.1% compared to the same period of the prior year. Organic sales, which exclude the effect of foreign currency fluctuations, grew 4.3% during the second quarter of fiscal year 2011.

Earnings from continuing operations were $36.4 million for the three months ended March 31, 2011 versus $29.9 million for the same period of the prior year. Diluted earnings per share from continuing operations were 35 cents in the second quarter of fiscal year 2011 compared to 30 cents in the same period of fiscal year 2010. In the second quarter of fiscal year 2011, transaction expenses related to the Unilever Transaction reduced earnings from continuing operations by $5.5 million and diluted earnings per share from continuing operations by 6 cents. In the second quarter of fiscal year 2010, costs related to a dispute with a supplier reduced earnings from continuing operations by $440,000 and diluted earnings per share from continuing operations by 1 cent.

Excluding restructuring and discrete items, earnings from continuing operations were $42.5 million for the three months ended March 31, 2011 or 39.6% higher than the second quarter of fiscal year 2010, when earnings from continuing operations excluding restructuring and discrete items were $30.4 million. Diluted earnings per share from continuing operations excluding restructuring and discrete items increased 32.3% to 41 cents from 31 cents in the comparative period in the prior year.

Net sales for the United States segment increased 1.9% to $230.1 million in the second quarter of fiscal year 2011 compared to the same quarter last year. The sales increase was principally due to higher sales of TRESemmé (2.7%), multicultural brands (1.4%), partly resulting from the company’s voluntary withdrawal of select relaxer kit items in 2010, and Nexxus (1.0%). These increases were partially offset by lower custom label manufacturing sales (3.1%) and lower sales of Alberto VO5 (1.1%). Net sales in the United States in the second quarter of fiscal year 2010 were negatively impacted by manufacturing and supply chain disruptions primarily related to the consolidation and transition of the company’s North America manufacturing network and the implementation of a new ERP system in the United States. For more information regarding the U.S. manufacturing and supply chain issues and the voluntary withdrawal of relaxer kits, refer to the “Overview” section of MD&A.

Net sales for the International segment increased 12.0% to $178.2 million in the second quarter of fiscal year 2011 compared to $159.1 million in the comparable period last year. The sales increase was primarily attributable to higher sales of Simple (2.4%), multicultural brands (2.4%), St. Ives (1.9%) and TRESemmé (1.2%), as well as the effect of foreign currency fluctuations (4.4%).

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Gross profit increased $9.2 million or 4.6% to $210.1 million for the second quarter of fiscal year 2011 compared to the second quarter of the prior year. Gross profit, as a percentage of net sales, was 51.5% for the second quarter of fiscal year 2011 compared to 52.2% for the same period in the prior year. Gross profit in the United States in the second quarter of fiscal year 2011 increased $705,000 or 0.6% from the prior year period. As a percentage of net sales, United States’ gross profit was 50.6% during the second quarter of fiscal year 2011 compared to 51.3% in the comparable quarter last year. Gross profit for the International segment increased $8.5 million or 10.0% in the second quarter of fiscal year 2011 versus last year’s second quarter. As a percentage of net sales, International’s gross profit was 52.5% in the second quarter of fiscal year 2011 compared to 53.5% in the prior year period. The decreases in gross profit margin in the United States and International segments were primarily due to higher input costs.

Compared to the prior year, advertising, marketing, selling and administrative expenses in fiscal year 2011 decreased $9.2 million or 5.8% for the second quarter. This overall decrease consists of lower selling and administrative expenses (5.4%) and advertising and marketing expenses (0.4%).

Advertising and marketing expenditures decreased 0.9% to $68.9 million (16.9% of net sales) in the second quarter of 2011 compared to $69.4 million (18.0% of net sales) in the prior year quarter. Advertising and marketing expenditures in the United States increased 1.5% in the second quarter of fiscal year 2011 compared to the same period in the prior year, principally due to higher expenditures related to Nexxus (14.8%) and St. Ives (7.8%), partially offset by lower expenditures related to TRESemmé (18.7%) due to the timing of various initiatives in fiscal year 2011 compared to 2010. Advertising and marketing expenditures for the International segment decreased 4.0% in the second quarter of fiscal year 2011 compared to the same period of the prior year, primarily due to lower expenditures for Alberto VO5 (7.2%), partially offset by the effect of foreign currency fluctuations (3.9%).

Selling and administrative expenses decreased 9.8% to $79.1 million in the second quarter of fiscal year 2011 from $87.7 million in the second quarter of fiscal year 2010. Selling and administrative expenses, as a percentage of net sales, decreased to 19.4% in the second quarter of fiscal year 2011 from 22.8% in the comparable period of the prior year. Selling and administrative expenses in the United States decreased 14.9% for the second quarter of fiscal year 2011 compared to the prior year period. International’s selling and administrative expenses decreased 1.3% in the second quarter of fiscal year 2011 compared to the same quarter last year. While a portion of these improvements was due to leveraging sales growth coupled with continued cost containment, the second quarter of fiscal year 2010 also included costs related to the SAP implementation in the United States and the voluntary withdrawal of certain relaxer kit items. Stock-based compensation expense, which is included in selling and administrative expenses but is not allocated to the company’s reportable segments, was $2.4 million in the second quarter of fiscal year 2011 compared to $3.6 million in the same period of fiscal year 2010.

The company recorded net interest expense of $1.7 million in the second quarter of fiscal year 2011 and net interest income of $34,000 in the prior year period. Interest expense was $2.3 million and $247,000 in the second quarter of fiscal years 2011 and 2010, respectively. The increase in interest expense is due to the company’s $150.0 million debt issuance in May 2010. Interest income was $537,000 and $281,000 in the second quarter of fiscal years 2011 and 2010, respectively.

The provision for income taxes as a percentage of earnings from continuing operations before income taxes was 31.8% and 31.2% in the second quarter of fiscal years 2011 and 2010, respectively. The effective tax rate in 2011 reflects the impact of the transaction expenses recorded in the second quarter related to the Unilever Transaction, most of which are not expected to give rise to income tax benefits. These transaction expenses resulted in a 1.5 percentage point increase in the effective tax rate in the second quarter of fiscal year 2011. In addition, the 2011 effective tax rate benefited from the company’s mix of foreign earnings and a lower statutory tax rate in the United Kingdom.

Comparison of the Six Months Ended March 31, 2011 and 2010

For the six months ended March 31, 2011, net sales increased $65.8 million or 8.8% to $813.6 million compared to the same period of the prior year. Organic sales, which exclude the positive effects of foreign currency fluctuations (1.2%) and the incremental net sales of Simple from October 1, 2010 to December 18, 2010 (3.3%), grew 4.3% during the first half of fiscal year 2011.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Earnings from continuing operations were $84.1 million for the six months ended March 31, 2011 versus $66.5 million for the same period of the prior year. Diluted earnings per share from continuing operations were 82 cents in the first half of fiscal year 2011 compared to 67 cents in the same period of fiscal year 2010. In the first half of fiscal year 2011, transaction expenses related to the Unilever Transaction reduced earnings from continuing operations by $10.8 million and diluted earnings per share from continuing operations by 11 cents. In the first half of fiscal year 2010, transaction expenses related to the Simple acquisition reduced earnings from continuing operations by $6.0 million and diluted earnings per share from continuing operations by 6 cents, while restructuring and other expenses reduced earnings from continuing operations by $2.9 million and diluted earnings per share from continuing operations by 3 cents.

Excluding restructuring and discrete items, earnings from continuing operations were $95.7 million for the first half of fiscal year 2011 or 25.8% higher than the first half of fiscal year 2010, when earnings from continuing operations excluding restructuring and discrete items were $76.1 million. Diluted earnings per share from continuing operations excluding restructuring and discrete items increased 22.4% to 93 cents from 76 cents in the comparative period in the prior year.

Net sales for the United States segment increased 2.3% to $454.9 million in the first half of fiscal year 2011 compared to the same period last year. The sales increase was principally due to higher sales of Nexxus (2.1%), multicultural brands (1.3%), partly resulting from the company’s voluntary withdrawal of select relaxer kit items in 2010, and TRESemmé (1.2%). These increases were partially offset by lower custom label manufacturing sales (1.8%) and lower sales of Alberto VO5 (1.2%). Net sales in the United States in the first half of fiscal year 2010 were negatively impacted by manufacturing and supply chain disruptions primarily related to the consolidation and transition of the company’s North America manufacturing network and the implementation of a new ERP system in the United States. For more information regarding the U.S. manufacturing and supply chain issues and the voluntary withdrawal of relaxer kits, refer to the “Overview” section of MD&A.

Net sales for the International segment increased 18.3% to $358.6 million in the first half of fiscal year 2011 compared to $303.2 million in the comparable period last year. Simple’s incremental sales from October 1, 2010 to December 18, 2010 added $24.2 million (8.0%) to sales for the first half of fiscal year 2011. The remaining sales increase was primarily attributable to higher sales of TRESemmé (2.0%), multicultural brands (2.0%), Simple (1.7%) and St. Ives (1.3%), as well as the effect of foreign currency fluctuations (3.0%).

Gross profit increased $31.0 million or 7.9% to $425.7 million for the first half of fiscal year 2011 compared to the first half of the prior year. Gross profit, as a percentage of net sales, was 52.3% for the first half of fiscal year 2011 compared to 52.8% for the same period in the prior year. Gross profit in the United States in the first half of fiscal year 2011 increased $3.1 million or 1.3% from the prior year period. As a percentage of net sales, United States’ gross profit was 51.4% during the first half of fiscal year 2011 compared to 51.9% in the comparable period last year. Gross profit for the International segment increased $28.0 million or 17.1% in the first half of fiscal year 2011 versus last year’s first half. As a percentage of net sales, International’s gross profit was 53.5% in the first half of fiscal year 2011 compared to 54.0% in the prior year period. The decreases in gross profit margin in the United States and International segments were primarily due to higher input costs.

Compared to the prior year, advertising, marketing, selling and administrative expenses in fiscal year 2011 increased $544,000 or 0.2% for the first half. This overall increase consists of higher advertising and marketing expenses (1.5%) offset by lower selling and administrative expenses (1.3%).

Advertising and marketing expenditures increased 3.5% to $123.8 million (15.2% of net sales) in the first half of 2011 compared to $119.6 million (16.0% of net sales) in the prior year, primarily due to Simple’s incremental expenditures from October 1, 2010 to December 18, 2010. Advertising and marketing expenditures in the United States increased 2.7% in the first half of fiscal year 2011 compared to the same period in the prior year, primarily due to higher expenditures for Nexxus (8.9%) and St. Ives (4.6%), partially offset by lower expenditures for TRESemmé (9.6%) due to the timing of various initiatives in fiscal year 2011 compared to 2010. Advertising and marketing expenditures for the International segment increased 4.7% in the first half of fiscal year 2011 compared to the same period of the prior year, primarily due to Simple’s incremental expenditures (5.6%) and the effect of foreign exchange rates (2.6%), partially offset by lower expenditures for TRESemmé (2.3%).

ALBERTO CULVER COMPANY AND SUBSIDIARIES

Selling and administrative expenses decreased 2.2% to $161.9 million in the first half of fiscal year 2011 from $165.6 million in the first half of fiscal year 2010. Selling and administrative expenses, as a percentage of net sales, decreased to 19.9% in the first half of fiscal year 2011 from 22.1% in the comparable period of the prior year. While a portion of this improvement was due to leveraging sales growth coupled with continued cost containment, the first half of fiscal year 2010 also included costs related to the SAP implementation in the United States, the voluntary withdrawal of certain relaxer kit items and the ramp up of production at the company’s Jonesboro, Arkansas manufacturing facility. Selling and administrative expenses in the United States decreased 7.8% for the first half of fiscal year 2011 compared to the prior year period, primarily for the reasons noted above. International’s selling and administrative expenses increased 6.3% in the first half of fiscal year 2011 compared to the same period last year primarily due to the incremental costs incurred by Simple from October 1, 2010 to December 18, 2010, as well as higher selling costs and the effect of foreign currency fluctuations. Stock-based compensation expense, which is included in selling and administrative expenses but is not allocated to the company’s reportable segments, was $4.9 million in the first half of fiscal year 2011 compared to $6.5 million in the same period of fiscal year 2010.

The company recorded net interest expense of $3.5 million in the first half of fiscal year 2011 and net interest income of $292,000 in the prior year period. Interest expense was $4.5 million and $351,000 in the first half of fiscal years 2011 and 2010, respectively. The increase in interest expense is due to the company’s $150.0 million debt issuance in May 2010. Interest income was $1.0 million and $643,000 in the first half of fiscal years 2011 and 2010, respectively.

The provision for income taxes as a percentage of earnings from continuing operations before income taxes was 32.1% and 32.9% in the first half of fiscal years 2011 and 2010, respectively. The effective tax rates reflect the impact of the transaction expenses recorded in the first half of fiscal years 2011 and 2010 related to the Unilever Transaction and the Simple acquisition, respectively, most of which are not expected to give rise to income tax benefits. These transaction expenses resulted in 1.9 percentage point increases in the effective tax rates in both the first half of fiscal years 2011 and 2010. In addition, the 2011 effective tax rate benefited from the company’s mix of foreign earnings and a lower statutory tax rate in the United Kingdom.

FINANCIAL CONDITION

March 31, 2011 versus September 30, 2010

Working capital at March 31, 2011 was $723.2 million, an increase of $202.5 million from working capital of $520.7 million at September 30, 2010. The March 31, 2011 ratio of current assets to current liabilities of 3.85 to 1.00 increased from 2.84 to 1.00 at September 30, 2010.

Cash, cash equivalents and investments, including short-term and long-term, increased $159.4 million to $515.0 million compared to last fiscal year end, primarily due to cash received from exercises of employee stock options ($91.6 million), cash flows provided by operating activities ($73.6 million) and the excess tax benefit from employee stock option exercises ($18.3 million). These increases were partially offset by cash outlays for cash dividends ($17.2 million) and capital expenditures ($7.0 million).

Other current assets increased $5.8 million to $21.3 million during the first half of fiscal year 2011 primarily due to increases in prepaid advertising and marketing and prepaid insurance.

Goodwill increased $11.5 million to $532.7 million during the first half of fiscal year 2011 due to the effects of foreign exchange rates and additional purchase price related to the Nexxus acquisition.

Accounts payable of $117.0 million decreased $9.9 million from last fiscal year end, primarily due to lower payables relating to advertising expenditures and inventory purchases, as well as the timing of vendor payments.

Accrued expenses decreased $18.4 million to $130.3 million, principally due to payments during the period under various incentive plans and lower accruals for Unilever Transaction expenses. These decreases were partially offset by additional consideration related to the Nexxus acquisition.

Current and long-term income tax liabilities, which include both income taxes payable and deferred income taxes, of $83.8 million increased $6.9 million from September 30, 2010, primarily due to the recognition of current tax benefits from employee stock option exercises which, in turn, affected the deferred tax accounts included herein.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Cash Provided by Operating Activities – Net cash provided by operating activities was $73.6 million and $45.2 million for the first half of fiscal years 2011 and 2010, respectively. Cash flows from operating activities increased in 2011 primarily due to higher earnings in the first half of fiscal year 2011 compared to last year. Additionally, the amount of cash used for overall working capital decreased in the first half of fiscal year 2011 compared to the same period in fiscal year 2010. The most significant changes include increases in accounts receivable and inventory balances last year, primarily related to higher sales and production late in the second quarter of fiscal year 2010 as the company began to rectify its manufacturing and supply chain issues in the United States. The cash flow effects of these changes were partially offset by lower accounts payable and accrued expenses balances in 2011 compared to 2010.

Cash Used by Investing Activities – Net cash used by investing activities was $5.7 million and $395.8 million for the first half of fiscal years 2011 and 2010, respectively. Net cash used by investing activities in the first half of fiscal year 2011 included $7.0 million of capital expenditures. Net cash used by investing activities in the first half of fiscal year 2010 included $385.0 million of payments related to the Simple acquisition and $15.2 million in capital expenditures.

Cash Provided (Used) by Financing Activities – Net cash provided by financing activities was $90.2 million for the first half of fiscal year 2011 compared to net cash used by financing activities of $23.6 million for the comparable period in the prior year. Proceeds from the exercise of employee stock options were $91.6 million in the first half of fiscal year 2011 compared to $9.6 million in the prior year period. The excess tax benefit from stock option exercises was $18.3 million and $1.3 million in the first half of fiscal years 2011 and 2010, respectively. The company paid cash dividends of $17.2 million and $15.7 million in the first half of fiscal years 2011 and 2010, respectively. The company also purchased shares of its common stock in the open market for an aggregate purchase price of $14.7 million during the first half of fiscal year 2010. Net cash provided (used) by financing activities was also affected by changes in the book cash overdraft balance in each period.

Cash dividends paid on common stock were $.17 and $.16 per share in the first half of fiscal years 2011 and 2010, respectively. Pursuant to the terms of the Unilever Transaction agreement, the company is not precluded from paying future dividends at the current level in the ordinary course.

At March 31, 2011, the company has ARS investments with a total par value of $55.8 million. The company has recorded these investments on its consolidated balance sheet at an estimated fair value of $52.8 million and recorded an unrealized loss of $3.0 million in accumulated other comprehensive income (loss), reflecting the decline in the estimated fair value. All of these investments represent interests in pools of student loans and have AAA/Aaa credit ratings. In addition, all of these securities carry an indirect guarantee by the U.S. federal government of at least 97% of the par value through the Federal Family Education Loan Program. However, since the second quarter of fiscal year 2008, each of the company’s remaining ARS investments has experienced multiple failed auctions. During the first half of fiscal year 2011, the company continued to submit its remaining ARS investments for auction but was unsuccessful in redeeming any investments as all auctions continued to fail during the period. In addition, the company did not recognize any realized gains or losses from the sale of ARS investments in its statement of earnings. During the first half of fiscal year 2011, portions of two of the company’s ARS investments totaling $1.2 million were settled by the issuers at full par value. In addition, in April 2011 two of the company’s outstanding ARS investments totaling $6.4 million were settled by the issuer at full par value; therefore, the company has classified these investments as short-term on the March 31, 2011 balance sheet. The remainder of the investments has been classified as long-term as the company cannot be certain that they will settle within the next twelve months. The company’s outstanding ARS investments have scheduled maturities ranging from 2029 to 2042. It is currently management’s intent to hold these investments until the company is able to recover the full par value, either through issuer calls, refinancings or other refunding initiatives, the recovery of the auction market or the emergence of a new secondary market. Management’s assumption used in the current fair value estimates is that this will occur within the next three years.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

The company anticipates that its cash and cash equivalents balance of $462.3 million as of March 31, 2011, along with cash flows from operations and available credit, will be sufficient to fund operating requirements in future years. During the remainder of fiscal year 2011, the company expects that cash will continue to be used for capital expenditures, new product development, market expansion, dividend payments and payments related to restructuring plans.

During the first half of fiscal year 2011, the company did not purchase any of its own shares of common stock in the open market. During the first half of fiscal year 2010, the company purchased 539,181 shares in the open market for an aggregate purchase price of $14.7 million. The share buyback program was approved by the board of directors in November 2006 for 5 million shares of common stock and in July 2008 for an additional 5 million shares. At March 31, 2011, the company has authorization remaining to purchase a total of 5,240,698 shares, although the company is currently precluded from making share repurchases in the open market pursuant to the terms of the Unilever Transaction agreement.

In the past, the company has obtained long-term financing as needed to fund acquisitions and other growth opportunities. Funds have been obtained prior to their actual need in order to take advantage of opportunities in the debt markets. On May 21, 2010 the company issued $150.0 million of 5.15% notes due June 1, 2020. Interest on the notes is paid semi-annually on June 1 and December 1 of each year. The company has the option to redeem the notes at any time, in whole or in part, at a price equal to 100% of the principal amount plus accrued interest and, if applicable, a make-whole premium. The company is currently precluded from redeeming the notes pursuant to the terms of the Unilever Transaction agreement.

The company has a $300 million revolving credit facility which expires November 13, 2011. There were no borrowings outstanding on the revolving credit facility at March 31, 2011 or September 30, 2010. The facility may be drawn in U.S. dollars or certain foreign currencies. The current facility includes a covenant that limits the company’s ability to purchase its common stock or pay dividends if the cumulative stock repurchases plus cash dividends exceeds $250 million plus 50% of “consolidated net income” (as defined in the revolving credit agreement) commencing January 1, 2007.

At March 31, 2011, the company was in compliance with the covenants and other requirements of its 5.15% notes and the revolving credit agreement. The revolving credit agreement does not include credit rating triggers or subjective clauses that would accelerate maturity dates. The revolving credit agreement includes a provision whereby the participating banks may terminate the facility at their discretion upon a change in control. The 5.15% notes have a change in control provision whereby holders can put the notes to the company at a price of 101% of the principal amount plus accrued interest if the credit rating of the notes is downgraded below investment grade as a result of a change in control. The company’s current credit rating is investment grade.

CRITICAL ACCOUNTING POLICIES

The company’s significant accounting policies are described in note 2 of the Notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2010. A discussion of critical accounting policies is included in MD&A in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010. There were no significant changes in the company’s critical accounting policies during the first half of fiscal year 2011.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

Reconciliations of non-GAAP financial measures to their most directly comparable financial measures under GAAP for the three and six months ended March 31, 2011 and 2010 are as follows (in thousands, except per share data):

	Three Months Ended March 31		Six Months Ended March 31
	2011	2010	2011	2010
Pre-tax earnings from continuing operations, as reported	$53,342	43,462	$123,872	99,120
Restructuring and other	293	403	494	4,612
Transaction expenses	6,712	(111)	12,043	6,004
Dispute with a supplier	—	642	—	882

Pre-tax earnings from continuing operations excluding restructuring and discrete items	$60,347	44,396	$136,409	110,618

Earnings from continuing operations, as reported	$36,365	29,893	$84,108	66,528
Restructuring and other, net of income taxes	226	208	350	2,919
Transaction expenses, net of income taxes	5,479	(111)	10,810	6,004
Dispute with a supplier, net of income taxes	—	440	—	605
Discrete tax items	449	19	464	62

Earnings from continuing operations excluding restructuring and discrete items	$42,519	30,449	$95,732	76,118

Diluted earnings per share from continuing operations, as reported	$.35	.30	$.82	.67
Restructuring and other, net of income taxes	—	—	—	.03
Transaction expenses, net of income taxes	.06	—	.11	.06
Dispute with a supplier, net of income taxes	—	.01	—	—
Discrete tax items	—	—	—	—

Diluted earnings per share from continuing operations excluding restructuring and discrete items	$.41	.31	$.93	.76

	Three Months Ended March 31		Six Months Ended March 31
	2011	2010	2011	2010
Net sales growth, as reported	6.1%	11.8%	8.8%	7.3%

Effect of foreign currency fluctuations	(1.8)	(4.4)	(1.2)	(3.8)

Effect of acquisition	—	(6.9)	(3.3)	(3.7)

Effect of divestiture	—	0.7	—	0.8

Organic sales growth	4.3%	1.2%	4.3%	0.6%

ALBERTO CULVER COMPANY AND SUBSIDIARIES

FORWARD - LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and any documents incorporated by reference herein include certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on management’s current expectations and assessments of risks and uncertainties and reflect various assumptions concerning anticipated results, which may or may not prove to be correct. Some of the factors relating to the Unilever Transaction that could cause actual results to differ materially from estimates or projections contained in such forward-looking statements include: the occurrence of any event, effect or change that could give rise to a termination of the Unilever Transaction agreement, including, but not limited to, the failure to satisfy certain conditions to complete the transaction, including the receipt of certain regulatory approvals; the outcome of legal proceedings that may be instituted in the future against the company and/or Unilever in connection with the Unilever Transaction agreement; risks that the proposed transaction, prior to closing or if terminated, disrupts current plans and operations and creates potential difficulties in employee retention; and the amount of the costs, fees, expenses and charges related to the Unilever Transaction. Other factors not involving the Unilever Transaction that could cause actual results to differ materially from estimates or projections contained in such forward-looking statements include: the pattern of brand sales; competition within the relevant product markets; loss of one or more key employees; loss of one or more key customers; increases in costs of raw materials; inability of efficiency initiatives to improve the company’s margins; loss of one or more key suppliers or contract packers; inability of the company to protect its intellectual property; manufacturing and supply chain disruptions; adverse changes in currency exchange rates; special demands by key customers; risks inherent in acquisitions, divestitures and strategic alliances, including, without limitation, undisclosed liabilities and obligations for which the company may have limited or no recourse; risks inherent in expanding in existing geographic locations and entering new geographic locations; the risk that the expected cost savings related to reorganizations and restructurings may not be realized; the effects of a prolonged United States or global economic downturn or recession; health epidemics; unavailability of raw materials or finished products; the disruption of normal business activities due to the company’s implementation of a new worldwide ERP system; increases in inflation rates; events that negatively affect the intended tax free nature of the distribution of shares of Alberto Culver Company in connection with the Separation; changes in costs; unanticipated costs and effects of legal or administrative proceedings; adverse weather conditions; and variations in political, economic or other factors such as interest rates, availability of credit, tax changes, legal and regulatory changes or other external factors over which the company has no control. Alberto Culver Company has no obligation to update any forward-looking statement in this Quarterly Report on Form 10-Q or any incorporated document.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosures related to the company’s exposures to market risks are included in MD&A in the company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010. There have been no material changes in the company’s market risk during the first half of fiscal year 2011.

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

All nine lawsuits alleged, among other things, that the company’s directors breached their fiduciary duties in connection with the negotiation, consideration and approval of the Unilever Transaction agreement by, among other things, agreeing to sell the company for inadequate consideration and on otherwise inappropriate terms. The complaints alleged that the Unilever defendants aided and abetted, and the complaints filed in the Illinois Actions also alleged that the company aided and abetted, the alleged breaches of fiduciary duty by the Alberto Culver directors. The complaint in the Joyce Federal Court Action also alleged that the preliminary proxy statement contains material misrepresentations or omissions in violation of Sections 14(a) and 20(a) of the Exchange Act. Based on these allegations, the lawsuits sought, among other things, injunctive relief, including the enjoining of the Unilever Transaction, and damages. They also sought recovery of the costs of the actions, including reasonable attorneys’ fees.

On October 29, 2010, the defendants filed a motion to dismiss the Illinois Actions. Before the court ruled on the defendants’ motion, it granted plaintiffs’ leave to voluntarily dismiss the Illinois Actions on November 3, 2010.

On November 29, 2010, the Alberto Culver defendants, the Unilever defendants and the plaintiffs in the Consolidated Delaware Action and the Federal Court Actions entered into a Stipulation and Agreement of Compromise and Settlement (the Settlement Agreement) resolving all claims by Alberto Culver shareholders (other than statutory appraisal rights) arising in connection with the Unilever Transaction, including all claims in the Consolidated Delaware Action and the Federal Court Actions. On February 21, 2011, the Delaware Court of Chancery approved the Settlement Agreement.

ALBERTO CULVER COMPANY AND SUBSIDIARIES

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first half of fiscal year 2011, the company did not purchase any of its own shares of common stock in the open market. During the first half of fiscal year 2010, the company purchased 539,181 shares in the open market for an aggregate purchase price of $14.7 million. The share buyback program was approved by the board of directors in November 2006 for 5 million shares of common stock and in July 2008 for an additional 5 million shares. At March 31, 2011, the company has authorization remaining to purchase a total of 5,240,698 shares, although the company is currently precluded from making share repurchases in the open market pursuant to the terms of the Unilever Transaction agreement.

During the three months ended March 31, 2011, the company acquired 6,977 shares of common stock that were surrendered by employees in connection with the exercise of stock options and the payment of minimum withholding taxes related to restricted shares or stock issued in connection with other employee incentive plans. These shares are not subject to the company’s stock repurchase program.

The following table summarizes information with respect to the purchases made by or on behalf of the company of shares of its common stock during the three months ended March 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1-31, 2011	4,754	$37.16	—	5,240,698
February 1-28, 2011	396	$37.07	—	5,240,698
March 1-31, 2011	1,827	$37.22	—	5,240,698

Total	6,977		—

ALBERTO CULVER COMPANY AND SUBSIDIARIES

ITEM 6. EXHIBITS

10(a)	Copy of Alberto-Culver Company 2006 Restricted Stock Plan, as amended on January 27, 2011.*

31(a)	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

31(b)	Certification pursuant to Rules 13a-14(a) and 15d-14(a) of the Exchange Act.

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Alberto-Culver Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Earnings for the three and six months ended March 31, 2011 and 2010, (ii) the Consolidated Balance Sheets as of March 31, 2011 and September 30, 2010, (iii) the Consolidated Statements of Cash Flows for the six months ended March 31, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.**

*	This exhibit is a management contract or compensatory plan or arrangement of the registrant.
**	The XBRL related information in this exhibit is considered “furnished” and not “filed.”

ALBERTO CULVER COMPANY AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBERTO CULVER COMPANY

By:	/s/ Ralph J. Nicoletti
Ralph J. Nicoletti
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

May 4, 2011